Form 10-K
period 2002-12-31
ACCREDITED HOME LENDERS HOLDING CO
filed 2003-03-28
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-50179

ACCREDITED HOME LENDERS HOLDING CO.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3669482 (I.R.S. Employer Identification No.)

15030 Avenue of Science, Suite 100

San Diego, California 92128

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 858-676-2100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ or No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐ or No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2002 was $21,086,400. This number is based on the total shares of common stock outstanding, on an as-converted basis, less all shares held by executive officers, directors and 10% stockholders, multiplied by $8. $8 was the minimum price at which we anticipated selling shares in our then-pending initial public offering.

The number of outstanding shares of the registrant’s common stock as of March 18, 2003 was 19,221,919.

INCORPORATION BY REFERENCE

No documents are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements. When used in this report, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. They also include statements containing a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to it. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	changes in demand for mortgage loans due to fluctuations in the real estate market, interest rates or the market in which we sell or securitize our loans;

•	changes in government regulations that affect our ability to originate mortgage loans;

•	changes in the credit markets, which affect our ability to borrow money to originate mortgage loans;

•	the degree and nature of our competition;

•	our ability to employ and retain qualified employees; and

•	the other factors referenced in this report, including, without limitation, under the sections entitled “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “ITEM 1. Business—Risk Factors That May Affect Our Future Results.”

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors.

In this Form 10-K, unless the context requires otherwise, “Accredited,” “Company,” “we,” “our,” and “us” means Accredited Home Lenders Holding Co. and its subsidiary.

PART I

ITEM 1.	Business

General Development of Our Business

We formed Accredited Home Lenders, Inc. as a California corporation in May 1990 under the name Preferred Home Lenders, Inc. We changed our name to MSK Financial Services, Inc. in July 1990, and to Accredited Home Lenders, Inc. in October 1995. In February 2003 we reorganized our company such that Accredited Home Lenders, Inc. became a wholly owned operating subsidiary of Accredited Home Lenders Holding Co., a new Delaware holding company. Shortly after the reorganization, Accredited Home Lenders Holding Co. completed its initial public offering and became listed on the Nasdaq National Market under the symbol “LEND.”

Investors wishing to obtain more information about Accredited may access our registration statement on Form S-1, as amended, and other documents filed with the SEC. Investors can read and copy any information we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. We also maintain an Internet site (www.accredhome.com) that allows access to documents, including a link to access our Form 10-Ks, 10-Qs, 8-Ks and other documents filed with the SEC, that are available to you free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Description of Our Business

We are a nationwide mortgage banking company that originates, finances, sells, securitizes and services subprime mortgage loans secured by single-family residences. We focus on borrowers who do not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. We originate loans primarily based upon the borrower’s willingness and ability to repay the loan and the adequacy of the collateral. Our experienced management team has developed incentive programs, technology tools and business processes that focus our employees on originating subprime mortgage loans with the financial and other characteristics that generate profits for us. We believe that this business approach has contributed to our disciplined growth in both origination volume and profits.

As of December 31, 2002, we had a network of over 4,500 approved and licensed independent brokers throughout the country. In 2002, 90.6% of our loan originations were originated through approximately 4,000 brokers. Prior to funding, each loan we originate is underwritten by our employees to confirm that the loan is priced commensurate with its risk as determined in accordance with our underwriting guidelines. We finance the origination of our loans under one of six secured warehouse facilities. As of March 21, 2003, these facilities provided us with approximately $1.4 billion of credit capacity.

We conduct an analysis to find and select the most profitable disposition strategy for each loan. We have primarily disposed of our loans in whole loan sales and to a lesser extent in securitizations and loan sales with retained interests. We have begun using structures that require financing treatment rather than sale treatment for our securitizations. On all of the loans that we securitize or sell with retained interests, we retain the rights to service the loans.

We have developed incentive programs, technology tools and business processes that reward performance and that we believe result in the optimal balance among these competing factors that are described below. Our incentive programs compensate our employees based upon one or more of these factors. Our technology tools, such as our Revenue Calculator and our profit and loss tools, provide the real-time information that an employee needs to maximize the employee’s compensation and simultaneously meet our overall loan quality and profitability goals. Our business processes incorporate cross-departmental review and feedback that are designed to assist each department in maximizing the quality and profitability of each loan originated. We have developed our incentive programs, technology tools and business processes over time, and we are constantly reviewing and updating them to meet our evolving needs. We believe that this business approach has contributed to our disciplined growth in both origination volume and profits.

Our Incentive Program

One of our most distinguishing characteristics is that our incentive structure rewards employees throughout our company based upon the criteria that best align each individual’s compensation with our overall objectives.

•	Loan Origination/Origination Support. Our profit and loss tools promptly allocate to our loan origination teams both profits from performing loans as well as prospective losses from problem loans and recaptured premiums from loans that paid off early. This allocation affects the personal compensation of our loan origination staff. In addition, production managers are compensated on their profit and volume achievements, and they can increase or decrease their individual portion of the profits as the returns they generate, expressed as a percentage of profits to their origination volume, increase or decrease. Because the information can be accessed directly by all origination support personnel through our technology tools, they have an immediate understanding of the financial impact of their decisions and therefore are motivated to act in the manner that benefits themselves and our company.

•	Underwriting. Bonuses are paid to our underwriting staff based not only upon the number of loans closed per person, but also upon the number of loans we sell at a profit. Loans that do not sell at full or anticipated value or that must be repurchased, count against this measure. Therefore, underwriters are motivated to accurately describe, correctly grade, and approve only loans that can be sold within 120 days of origination and that generate profits for our company.

•	Capital Markets. Our capital markets staff is compensated based upon their successful execution of the disposition strategy for the mortgage loans that management has formulated for that month. In addition, they are compensated based upon their ability to sell loans that fall outside of the normal underwriting guidelines.

•	Servicing. Our servicing employees are compensated based upon low delinquency rates and loan loss rates, which motivates a proactive collections and liquidations approach.

•	Senior and Executive Management. Senior managers are compensated based upon our achievement of profit and other financial goals set forth in an operating plan at the beginning of each year and approved by our board of directors. Our compensation committee approves individual bonuses based upon each manager’s contribution to our overall profitability.

We believe our incentive programs enhance our performance by aligning each employee’s compensation and each job function with our overall profitability objectives.

Our Technology and Management Tools

Our technology department, in collaboration with our operations department, finance department and business intelligence department, has developed customized versions of commercially available software. Our suite of technology tools enables us to effectively achieve the goals that we have established for our employees individually and for our company as a whole. The principal technology tools that are integral to this effort are:

•	Revenue Calculator. The Revenue Calculator is our software tool that integrates pricing information from our actual loan sales with our loan origination operations. Our retail loan officer or wholesale account executive inputs information into the Revenue Calculator about the characteristics of the loan and the borrower, including the interest rate, prepayment penalty, fees, the loan-to-value ratio (“LTV”), and the credit score of the borrower. The Revenue Calculator provides each loan origination team with loan price information on a real-time basis. Our loan origination teams can modify various attributes of the loan they are originating and immediately see how the value of the loan is increased or decreased from the point of view of the secondary market and likewise how their compensation for that loan will be increased or decreased. The Revenue Calculator also provides the cost structure per loan for each account executive based upon that individual’s closing ratio and share of division-level expense. Accordingly, each member of our origination team is focused on producing the most profitable loans. To maintain the accuracy of our Revenue Calculator, we update this loan pricing model at least monthly, and sometimes more often, based upon actual loan sales and input from loan purchasers.

•	Profit and Loss Tools. We have additional tools that measure the profitability of various operating units. The Profit Center Report system (“PCR”) provides comprehensive revenue and expense information for each operating unit, including a full allocation of corporate expenses. The Problem Loan Report system (“PLR”) generates reports that allocate losses on loans back to the team that originated such loans. These reports also show the profit and loss of every other team in that team’s division, the total division, every other division in our company and our company as a whole, allowing each unit to compare its performance to that of the other units. Each team’s operations and sales managers are also compensated on their team’s profitability and have a strong incentive and the necessary information to reduce expenses and increase the value of their loan production.

•	LOIS. We have a version of Eastern Software’s Empower loan origination program that we have configured for our use and are using in our workflow processes. We call the system “LOIS,” an acronym for Loan Origination Information System, and it supports the entire loan origination process. This data system combines all the information regarding a loan, flags any potential underwriting problems, enables documentation and electronic transmittal and facilitates the loan closing process, and populates the databases we call “AIM” and “UCD.” See “—Our Underwriting Process and Guidelines.”

We have designed these tools to enhance our compliance with laws, including laws regarding unfair loans or “predatory” lending. For example, our Revenue Calculator contains controls that are designed to eliminate economic incentives to our employees for structuring loans that are unfair to the borrower. As loan features are changed to increase the cost of the loan to the borrower, the impact of the changes on the value given to the loan by the Revenue Calculator decreases and in some cases is capped. This has the effect of discouraging our employees from originating loans that might be characterized as unfair or predatory. In addition, we have established across-the-board limits on the total fees payable by the borrower to us and our independent brokers. We have incorporated these limits into LOIS. Accordingly, each member of the origination team is focused on originating loans that we believe are fair relative to the risk we assume and the benefit we seek to provide to our borrowers. We endeavor to input the laws, rules and regulations into our technology tools, thereby substantially reducing human error as a source of non-compliance. In addition, our loan underwriters are required to make a determination that each loan we originate is beneficial to the borrower.

Our Business Processes—Teamwork And Checks And Balances

We have two principal components to our business. We originate and underwrite loans and we sell or, to a lesser extent, securitize our loans. We have an integrated approach to these activities that encourages teamwork and the sharing of information across divisions. Our approach also promotes slightly different goals for different divisions that results in meaningful, real-time, everyday checks and balances throughout our organizational structure.

Sharing information among our divisions gives each team the information it needs to optimize its performance. For example, our credit committee determines our underwriting guidelines and is composed of the Director of Capital Markets (who is responsible for loan disposition), the Director of Operations (who is responsible for underwriting and servicing), and the President and Chief Operating Officer (who is responsible for, among other things, loan production). Others invited to make contributions to these policies include the Director of Underwriting, the manager of the inventory control unit (which deals with problem loans), and the manager of quality control. Our secondary marketing committee includes the participants in the credit committee, as well as the Chief Financial Officer and Chief Executive Officer, to ensure that balance sheet considerations, secondary market considerations, loan performance objectives and marketing matters are all taken into account. These committees share information to optimize decisions, but the decisions are still made by functional managers.

Each division manager has access to division and team-level information from all other divisions. In addition to the incentives we provide to each division manager to achieve division-level profit objectives, the sharing of information also motivates each division to maximize its own profit compared to that of other divisions within the framework of our company’s overall goals.

We have structured our incentive system to emphasize both the importance of each division individually and also cross-division cooperation. Our account executives and loan officers are rewarded based upon originating profitable loans and our underwriting teams are rewarded based upon producing quality loans. For example, origination team personnel can process and present loans, but if the loans do not meet the quality standards of the corporate underwriting teams or the profit objectives of the origination team and division, the loans either will not be approved or will not create bonuses or commissions.

These checks and balances have been built into our origination and underwriting processes and are bolstered by our incentive programs and technology tools. Our loan officers and account executives work closely with our underwriting group to ensure that the loan applications that they originate meet the quality standards necessary to make it through the underwriting and funding process. The first step is a comprehensive underwriting by the origination team supporting our account executives and loan officers. Then, before the loan documents can be printed, the loan is reviewed and audited by a corporate underwriter. When the team has gathered any required conditions (sometimes called stipulations), loan documents are reviewed by the documents and funding team or a corporate underwriter before funding. After funding the loan documents are reviewed by our documents and funding teams again to ensure accuracy, to make corrections to the documents if necessary and to reflect any changes that may have been made by the closing agent.

We use our Revenue Calculator at various stages to determine the potential value of the loan, particularly if any of the loan’s attributes have changed. While the Revenue Calculator assigns a prospective value for a loan, the loan is still underwritten by each team and reviewed by one of our corporate underwriters to assure that the information in the Revenue Calculator is accurate and represents a correct value assessment of the loan. Accordingly, the interest rate and maximum loan amount are determined based upon our underwriting and quality standards, risk assessment, the benefit to the borrower, and our Revenue Calculator’s prediction of the value of each loan. Our profit and loss tools promptly allocate both profits from performing loans as well as prospective losses from problem loans to the team that originated them. This allocation affects the personal compensation of our loan origination staff.

We believe that our commitment to originating high-quality loans strengthens our relationships with warehouse line providers, whole loan purchasers, rating agencies and others with whom we do business.

Mortgage Loan Origination

We have been originating subprime mortgage loans as a broker since 1990 and have been funding such loans since 1993. We originated a total of $4.3 billion of mortgage loans in 2002. We originate loans on a nationwide basis. In 2002, 90.6% of our loan originations were originated through approximately 4,000 brokers. As of December 31, 2002, we had a network of over 4,500 approved and licensed independent brokers throughout the country working with over 240 account executives in our seven wholesale divisions. In 2001 and 2002, our top ten brokers represented in the aggregate less than 6% of our total loan origination volume. As of December 31, 2002, our retail channel originated mortgages through our 147 loan officers working in our 19 retail branches and generated leads primarily through telemarketing, direct mail and the Internet.

The following table summarizes information regarding our total loan originations:

	Year Ended December 31,
	2000	2001	2002
Aggregate Loan Production(1):
Total volume (in thousands of dollars)	$1,517,550	$2,324,398	$4,302,891
Average principal balance per loan	$97,774	$112,873	$122,106
Combined weighted average initial LTV	82.1%	84.7%	87.6%
Net cost to originate(2)	2.9%	2.7%	2.3%

Aggregate Loan Production by Borrower Purpose:
Cash-out refinance, including debt consolidation	46.9%	58.6%	54.7%
Purchase	45.2%	35.3%	37.5%
Rate and/or term refinance	7.9%	6.1%	7.8%

Wholesale Loan Production:
Total volume (in thousands of dollars)	$1,398,540	$2,117,250	$3,900,186
Percentage of total originations	92.2%	91.1%	90.6%
Average principal balance per wholesale loan	$96,825	$111,481	$121,531
Volume production per account executive (in thousands of dollars)	$10,841	$14,096	$18,617
Combined weighted average initial LTV	82.2%	85.2%	88.0%
Cost to produce wholesale loans, net of fees(2)	2.8%	2.7%	2.3%

Retail Loan Production:
Total volume (in thousands of dollars)	$118,799	$207,033	$401,162
Percentage of total originations	7.8%	8.9%	9.3%
Average principal balance per retail loan	$110,820	$129,396	$128,908
Volume production per loan officer (in thousands of dollars)	$2,160	$2,391	$3,371
Combined weighted average initial LTV(3)	80.5%	79.5%	83.2%
Cost to produce retail loans, net of fees(2)	3.9%	3.0%	2.1%

(1)	Represents wholesale originations, retail originations, and loans purchased from others.
(2)	Net cost to originate loans is defined as (a) operating expenses, prior to deferred origination costs, plus yield spread premiums paid, less loan servicing related costs and points and fees collected, divided by (b) origination volume. Operating expenses are comprised of salaries, wages and benefits; occupancy expense; depreciation and amortization expense; and general and administrative expenses.
(3)	Not inclusive of loans brokered to other lenders.

Wholesale Channel

Our wholesale channel originates subprime mortgage loans through relationships with businesses that broker mortgage loans, including small mortgage bankers, local banks and businesses that only broker mortgage loans. We provide a variety of mortgage products to help these brokers provide better service to their borrowers. These brokers rely upon our account executives and our regional processing teams whom we believe provide consistently superior customer service.

The mortgage brokers we work with identify borrowers and help them complete loan applications and obtain necessary documentation. They act as our liaison with the borrower during the lending process. Our regional processing teams underwrite each application and determine the interest rate and other loan terms for acceptable applications. The regional processing team, following corporate underwriting approval, funds the loan with the help of one of our divisional documents and funding teams upon acceptance by the borrower and satisfaction of all conditions to the loan. By relying upon brokers to market our products and to assist the borrower throughout the loan application process, we can increase loan volume through the wholesale channel without increasing marketing, labor and other overhead costs associated with attracting new borrowers to the same extent as those we incur in connection with our retail loan production.

New brokers enter our wholesale network from various sources, although our account executives are the main sources for new brokers. A broker must provide business references, a current copy of the license under which the broker operates, a W-9 form and an executed mortgage originator agreement. Our broker administration unit screens brokers, prevents loans from proceeding in LOIS for brokers whose licenses have expired, and prevents loans from funding if the broker has been disapproved.

Mortgage brokers receive compensation in the form of points and fees paid by borrowers, yield spread premium paid by the lender, or a combination of these items. The loan programs we offer brokers are comparable to those offered by our competitors; however, we believe we compete for brokers primarily based upon the quality of the service we provide, particularly those with whom we cultivate key account relationships. We guarantee turn-around times, we offer coherent, presentable approvals, we offer personal contact and we offer a comprehensive menu of products for our customers, and we endeavor to make it easier to do business with us than with our competitors. In exchange, we minimize yield spread premium to mortgage brokers, we avoid unwarranted credit exceptions, and we charge for the risk we take. We believe that our focus on quality service and reliability will enable us to increase our loan originations.

We believe that one of the keys to our success is exceeding the expectations of our customers, whom we view as both brokers and borrowers for our wholesale operations. Accordingly, we are focused on improving our responsiveness to our customers. We intend to continue to:

•	add high-quality account executives to service wholesale brokers and their customers throughout our nationwide network;

•	provide specialized service levels to our top five brokers, whom we call our “key accounts,” for each account executive;

•	focus on using technology and improving our processes to make our loan origination process more efficient; and

•	invest in the training and development of sales and operations personnel.

We have been able to increase the profitability of our wholesale channel with several successful initiatives. We have:

•	adopted policies and procedures designed to originate loans that adequately compensate us for the risk we take;

•	reduced our general and administrative costs by re-engineering our work flow process and improving our use of technology; and

•	improved the closing rates of our account executives.

Significant in this effort has been the effective implementation of our technology tools, specifically our Revenue Calculator, our profit and loss tools, LOIS and our underwriting software tools.

Retail Channel

Historically, less than 10% of our loan originations has been originated through our retail channel. Our retail channel originates mortgage loans through two different divisions: Axiom Financial Services and Home Funds Direct. As of December 31, 2002, our Axiom Financial Services division originates subprime mortgage loans through Axiom’s 17 branch offices, located predominantly in California and other western states.

Our Axiom loan officers interact with borrowers in Axiom’s branch locations, primarily through telemarketing, direct mail and Internet solicitations. Axiom loan officers are also encouraged to develop some personal loan referral sources. The proximity of the branch offices to certain of our prospective borrowers is helpful in closing the loans. As part of our efforts to manage the credit risk of loans originated in our Axiom offices, all loan underwriting, closing, funding and shipping are done centrally out of Axiom’s divisional headquarters located in Anaheim, California. A typical Axiom branch consists of approximately seven employees, including a branch manager, five loan officers and one loan processor.

We also originate loans through our centralized retail division, Home Funds Direct, which as of December 31, 2002 has offices in Sacramento, California; and Pittsburgh, Pennsylvania. Home Funds Direct is a centralized retail division, with little expectation that there will be face-to-face contact with the borrower. The marketing concept is for loan officers in our centralized retail branches to use telemarketing and direct mail to reach prospective borrowers in target markets. These locations have a larger group of experienced personnel, and have the ability to fully process and underwrite loans, subject to our corporate underwriting oversight policies.

Correspondent Channel—Loans Purchased From Others

Although we periodically purchase loans funded by other parties, we have made minimal purchases in recent years as we have found our wholesale and retail channels to be more profitable. However, we maintain the capability so that when attractive individual loans, small pools of loans, or other unique opportunities are presented, we can evaluate and close transactions.

Our Underwriting Process and Guidelines

Each mortgage loan that we originate is underwritten prior to loan closing in accordance with our underwriting guidelines. We have developed underwriting processes and criteria that we believe generate high-quality subprime loans. Our underwriting guidelines are designed to help us evaluate a borrower’s credit history, his or her capacity, willingness and ability to repay the loan, and the value and adequacy of the collateral. In addition, we review credit scores derived from the application from one or more nationally recognized credit scoring models. Our underwriting philosophy is to analyze the overall situation of the borrower and to take into account compensating factors that may be used to offset certain areas of weakness, including employment stability, number of years at residence and disposable income. Based upon this analysis and the information derived from the Revenue Calculator, we determine loan terms and conditions to produce loans that are appropriately-priced and sized, meet our quality standards, and are profitable. In addition, our underwriters must determine that a benefit exists to the borrower for each loan that we originate. Our underwriting process and guidelines require a rigorous application review and documentation designed to maximize the value of our mortgage loans. On average, it takes us 21 days from the day we first receive the application until we fund the loan.

Our Underwriting Personnel.    All of our loan underwriting is performed by our underwriting personnel and we do not delegate underwriting authority to any broker or third party. Each loan origination team underwrites our loans subject to the final approval of our corporate underwriters. In addition to the daily supervision of all underwriting decisions, these corporate underwriters conduct regular training sessions on emerging trends in production, as well as provide feedback to the loan origination teams from the monthly problem loan reports. Each corporate underwriting manager reports, not through the loan origination organization, but to the Director of Underwriting, who in turn reports to the Director of Operations. Our corporate underwriters generally have been with us for more than five years and have a minimum of ten years of industry experience. Our Directors of Underwriting and Operations each have over 20 years of industry experience.

Our Underwriting Guidelines.    Our underwriting guidelines are established by our credit committee, which is composed of the Director of Capital Markets, the Director of Operations, and the President and Chief Operating Officer. Others invited to make contributions to these policies include the Director of Underwriting, the manager of the inventory control unit, and the manager of quality control. The credit committee meets regularly to review proposed changes to underwriting guidelines. To the extent that an individual loan application does not meet our published underwriting guidelines, our loan origination teams and underwriters can make underwriting exceptions. Such exceptions must be within our exception policies and any losses on these loans will be allocated back to the origination team by our profit and loss accountability system. Loan exceptions are tracked in our data warehouse and the performance of loans with and without exceptions is monitored. We may, from time to time, apply underwriting criteria that are either more stringent or more flexible depending upon the economic conditions of a particular geographic market.

Loan Applications and Credit Reports.    Each prospective borrower completes a mortgage loan application that includes information with respect to the applicant’s liabilities, income, credit history, employment history and personal information. At least one credit report on each applicant from an independent, nationally recognized credit reporting company is required. The credit report typically contains information relating to such matters as credit history with local and national merchants and lenders, installment debt payments and any record of defaults, bankruptcies, repossessions, or judgments.

Property Appraisals.    A full appraisal of the property proposed to be pledged as collateral for the loan is required in connection with the origination of each loan. Appraisals are performed by licensed, third-party, fee-based appraisers and include, among other things, an inspection of the exterior and interior of the subject property. Appraisals are also required to address neighborhood conditions, site and zoning status and the condition and value of improvements. Following each appraisal, the appraiser prepares a report which includes a reproduction costs analysis (when appropriate) based upon the current cost of constructing a similar home and market value analysis based upon recent sales of comparable homes in the area. Appraisals generally conform to the Uniform Standards of Professional Appraisal Practice and must be on forms acceptable to Freddie Mac and Fannie Mae. Every appraisal is reviewed by our appraisal review department, by one of our qualified underwriters before the mortgage loan is funded, or by a non-affiliated appraisal review firm. The appraisal may not be more than 180 days old on the day the loan is funded. In most instances, we require a second drive-by appraisal for loan sizes between $400,000 to $500,000 and a second full appraisal for loan sizes above $500,000 or for properties that have a value of more than $650,000.

Income and Assets Verification.    Our underwriting guidelines require verification or evaluation of the income of each applicant pursuant to our “Full Documentation,” “Lite Documentation” or “Stated Income” programs. Under each of these programs, we review the loan applicant’s source of income, calculate the amount of income from sources indicated on the loan application or similar documentation, and calculate debt service-to-income ratios to determine the applicant’s ability to repay the loan. Under the Full Documentation program, applicants are generally required to submit the last two pay stubs and written verification of income signed by the employer, Forms W-2 or 1040 and, in the case of self-employed applicants, Forms 1120 and profit and loss statements, in each case covering the preceding two years. Personal bank statements are acceptable as

Full Documentation, with the preceding 24 months as “Alt2” documentation type or the preceding 12 months as “Alt1.” Under the Lite Documentation program, applicants are generally required to submit a year-to-date pay stub or personal bank statements and, in the case of self-employed applicants, profit and loss statements, in each case covering at least the preceding six months. Under the Stated Income program, applicants are evaluated based upon income as stated in the mortgage loan application. Under all programs, we may verify by telephone employment, business and income, and self-employed applicants may be required to submit a business license.

Verification of the source of funds (if any) required to be paid by the applicant at closing is generally required under all documentation programs in the form of a standard verification of deposit, two months’ consecutive bank statements or other acceptable documentation. Twelve months’ mortgage payment or rental history must be verified by the related lender or landlord.

Credit Classifications.    A critical function of our underwriting process is to identify the level of credit risk associated with each applicant for a mortgage loan. We have established five principal classifications, “A+” to “C,” with respect to the credit profile of potential borrowers, and we assign a rating to each loan based upon these classifications. We have a sixth, generally inactive credit classification, called “C-” which may be for a borrower with a foreclosure or bankruptcy and can still be used on an exception basis with approval from a senior corporate underwriter (in 2001 and 2002, 0.3% of our loans had this credit grade). We assign credit grades by analyzing mortgage payment history, consumer credit history, credit score, bankruptcy history, and debt-to-income ratio.

Technology Tools.    We have a tool called “UMA,” an acronym for our Underwriter Manager Assistant program, which helps each loan origination team underwrite, document, and track each loan. This tool integrates the line item detail of the credit reports we receive from the credit reporting agencies, our own analysis of an applicant’s income, and a comprehensive review of the total credit profile of the borrower and any exceptions made to our credit policies. The product of UMA, in addition to the information it contributes to our database, is a four-page review of each loan that is placed at the beginning of each loan file. Third-party underwriters and purchasers of our loans make comprehensive use of our UMA reports in their review of our loan files. UMA is used by all of the origination teams, as well as by corporate underwriting, our documents and funding teams, our post-closing and shipping departments, and other functional units within our company.

The data provided by UMA and LOIS are transferred into our enterprise database. We call the enterprise database AIM, which is an acronym for Accredited Information Management. We refer to the portion of AIM devoted to closed loan data as “UCD”, which is an acronym for the Unified Customer Database. We use software provided by Pro Clarity to make this information readily available to management.

We intend to configure and deploy an automated decision system, which we intend to implement in the second half of 2003. Even with automated underwriting in place, we plan to continue to use our staff to audit credit, income and appraisal documentation to ensure that loans approved in the automated system are consistent with our underwriting guidelines. Furthermore, we anticipate that many loans will not align with the matrix compliance features of an automated underwriting system, and such loans will be reassigned to a more traditional underwriting process. Our intention in adopting this technology is to increase the level of our loan originations without having to correspondingly increase the number of underwriters.

Quality Control.    The quality control department consists of 5 members located at our headquarters who have an average of 15 years of industry experience. Each month, our quality control department generally reviews and re-underwrites 5% to 10% of all of the loans that we originate. The initial sample focuses on any loan with a first payment default or early payoff, or where fraud is suspected. Also, loans are randomly sampled from pools designated for securitization or other programs in which we retain the risk of loss on the loans. The quality control department re-underwrites these loans, re-verifies the sources of income, re-verifies employment, and reviews the appraisals to ensure collateral values for the loans are supported. When fraud is suspected, the quality control department undertakes a comprehensive re-underwriting of not only that loan, but any related loans connected by broker, appraiser, or other parties to the transaction. The quality control department also performs specific loan tests to verify that our loan originations comply with the relevant regulatory requirements. Specifically, these tests focus on verifying proper completion of borrower disclosures and other loan documentation, correct processing of all legally required documentation, and compliance with the required time frames imposed by applicable law.

All findings of the quality control department are reported on a regular basis to members of senior management. The Chief Executive Officer and the Chief Operating Officer, along with the Director of Operations and others, analyze the results of the monthly quality control department audits as well as performance trends and servicing issues. Based upon this analysis, corrective actions are taken.

Loan Programs.    We offer a range of subprime mortgage loan programs, including a variety of loan programs for first and second mortgages and several niche programs for 100% combined LTV (“CLTV”) and second mortgages. The key distinguishing features of each program are the documentation required, the LTV, the mortgage and consumer credit payment history, the property type and the credit score necessary to qualify under a particular program. Nevertheless, each program relies upon our analysis of each borrower’s ability to repay, the risk that the borrower will not repay us, the fees and rates we charge, the value of the collateral, the benefit we believe we are providing to the borrower, and the loan amounts relative to the risk we believe we are taking.

The following tables set forth our loan-to-value and debt service-to-income ratio maximums for our core loan programs (first priority liens) based upon documentation type, property type, and credit profile (“SFR” means single-family residence; “PUD” means planned unit development; and “N/O/O” means nonowner-occupied):

Full Documentation

	Maximum Mortgage Delinquencies During Last Year	Consumer Credit	Time Elapsed Since Bankruptcy or Foreclosure	Property Type	Maximum Loan To Value Ratios						Max Debt to Income Ratios
					Owner Occupied			Non-Owner Occupied
Credit Level					Purch	Rate/ Term Refi	Cash- Out Refi	Purch	Rate/ Term Refi	Cash- Out Refi
A+	0x30	2x30; min 640 credit score.	4 years since Bankruptcy discharge or Foreclosure.	SFR/PUD Condo	100% 100%	100% 100%	100% 100%	N/A N/A	N/A N/A	N/A N/A	50%–55%

A	0x30 1x30 not rolling; 0x30 for N/O/O > 70% LTV.	0x30; > 90% min 580 credit score. 2x30. Past due accounts must be brought current or paid.	3 years since Bankruptcy discharge or Foreclosure.	SFR/PUD Condo SFR, 2 unit PUD Condo 3-4 unit	100% 100% 90% 85% 85% 85%	100% 100% 90% 85% 85% 85%	100% 100% 90% 85% 85% 85%	90% 85% 80% 80% 80% 80%	90% 85% 80% 80% 80% 80%	90% 85% 80% 80% 80% 80%	50%–55% 50%–55%

A-	1x30 not rolling 2x30; rolling 30’s OK	> 90% LTV minimum 580 credit score; 2x30 ≤ 90% LTV max 4x30. Past due accounts must be brought current or paid.	2 years since Bankruptcy discharge. 3 years since Foreclosure.	SFR/PUD Condo SFR, 2 unit PUD Condo 3-4 unit	100% 100% 90% 85% 85% 80%	100% 100% 90% 85% 85% 80%	100% 100% 90% 85% 85% 80%	N/A N/A 80% 75% 75% 75%	N/A N/A 80% 75% 75% 75%	N/A N/A 80% 75% 75% 75%	50%–55% 50%–55%

B	4x30 or 2x30 + 1x60; rolling 30’s OK (No 60’s for > 80% LTV)	Average credit with 60-day lates and isolated 90-day lates. Majority of trades must be current. Past due accounts must be brought current or paid. 85% LTV: min 550 credit score.	18 months since Bankruptcy discharge. May consider performing Chapter 13 on a case by case basis. 2 years since Foreclosure.	SFR PUD Condo 2-4 unit	85% 80% 80% 80%	85% 80% 80% 80%	85% 75% 75% 75%	70% 70% 70% 70%	70% 70% 70% 70%	70% 70% 70% 70%	50%–55%

C	Any number of 30’s or 3x30 + 1x60 or 2x60 + 1x90 (No 90’s for > 75% LTV)	Fair credit w/90-day lates and isolated 120-day lates, charge-offs & collections. Must be some major recent positive trades. Past due accounts must be brought current or paid. 80% LTV: min 525 score.	1 year since Bankruptcy discharge or Foreclosure. May consider performing Chapter 13 on a case by case basis. 80% LTV: 2 years.	SFR PUD Condo 2-4 unit	80% 75% 75% 70%	80% 75% 75% 70%	80% 75% 75% 70%	65% 65% 65% 65%	65% 65% 65% 65%	65% 65% 65% 65%	50%

C-	Mortgage currently delinquent 90 days or greater, or greater than 1x90 in the last 12 months, may be considered on an exception basis. Approval is required from executive management with the following restrictions: owner occupied properties, full income documentation, maximum $1,000 cash out, no foreclosure bailouts, maximum 65% LTV, letter of explanation required.

Lite Documentation and Stated Income

	Maximum Mortgage Delinquencies During Last Year	Consumer Credit	Time Elapsed Since Bankruptcy or Foreclosure	Property Type	Maximum Loan To Value Ratios						Max Debt to Income Ratios
					Owner Occupied			Non-Owner Occupied
Credit Level					Purch	Rate/ Term Refi	Cash- Out Refi	Purch	Rate/ Term Refi	Cash- Out Refi
A+	0x30	2x30; min 640 credit score.	4 years since Bankruptcy discharge or Foreclosure.	SFR/PUD	80/20	80/20	80/20	N/A	N/A	N/A	45%
A	0x30 0x30 1x30 not rolling	2x30; min 640 credit score. Min 625 credit score. 2x30 or 650 score. 4x30; min 600 credit score. Past due accounts must be brought current or paid.	3 years since Bankruptcy discharge or Foreclosure.	SFR/PUD 2 unit SFR/PUD 2 unit SFR, PUD, 2 unit Condo 3-4 unit	90% 80% 85% 80% 80% 80% 80% 75% 70%	90% 90% 85% 85% 80% 80% 80% 75% 70%	90% 90% 85% 85% 80% 80% 80% 75% 70%	75% N/A 70% N/A 70% 70% 70% 65% 60%	75% N/A 70% N/A 70% 70% 70% 65% 60%	75% N/A 70% N/A 70% 70% 70% 65% 60%	45%–55% 45%–55% 45%–55%

A-	2x30; rolling 30’s OK	4x30; min 575 credit score. 80% LTV: min 625 credit score. Past due accounts must be brought current or paid.	2 years since Bankruptcy discharge. 3 years since Foreclosure.	SFR, PUD, 2 unit Condo 3-4 unit	80% 80% 80% 75% 65%	80% 80% 80% 75% 65%	80% 80% 80% 75% 65%	70% 70% 70% 65% 55%	70% 70% 70% 65% 55%	70% 70% 70% 65% 55%	45%–55%

B	4x30 or 2x30 + 1x60; rolling 30’s OK.	Min 575 credit score. Average with 60-day lates and isolated 90-day lates. Majority of trades must be current. Past due accounts must be brought current or paid.	18 months since Bankruptcy discharge. May consider performing Chapter 13 on a case by case basis. 2 years since Foreclosure.	SFR, PUD, 2 unit Condo 3-4 unit	75% 75% 75% 70% 60%	75% 75% 75% 70% 60%	75% 75% 75% 70% 60%	65% 65% 65% 60% 50%	65% 65% 65% 60% 50%	65% 65% 65% 60% 50%	45%–55%

In addition to the core programs described above, we offer the following higher LTV/CLTV programs:

90% LTV Full Doc 1st Mortgage Program.    This program offers higher LTVs, greater than 90% and up to 104% LTV, for owner-occupied first mortgages. This program is restricted to full income documentation for both salaried and self-employed borrowers, with 24 months, personal bank statement income for self-employed borrowers allowed under certain circumstances. The borrower’s mortgage and consumer history is carefully reviewed, with a minimum credit score of 580 for up to 100% LTV and a minimum credit score of 620 for greater than 100% LTV.

High CLTV 2nd Mortgage Programs.    Up to 115% CLTV is available on this full income documentation, owner-occupied, second mortgage program. Loan amounts, debt ratios, credit requirements and qualifying properties are based upon CLTVs up to 100% and CLTVs greater than 100% up to 115%, based upon a matrix with higher credit scores than our core programs. The combined loan amount maximum is $650,000. Additional criteria apply to loan amount minimums of $5,000 (our standard minimum is $10,000) as well as Stated Income documentation.

Non-Owner Occupied 1st Mortgages Greater Than 80% LTV.    This program offers a maximum 90% LTV first mortgage for nonowner-occupied properties. Standard full income documentation is required, with a minimum credit score of 640 for up to 85% LTV and a minimum credit score of 680 for LTVs between 85% and 90%. Mortgages on all properties must have no late payments in the last 12 months, with a consumer credit maximum of two 30-day late payments in the last 12 months. No bankruptcy or foreclosure during the preceding five years is allowed. This program allows single-family and detached PUD properties up to 90% LTV, with condominiums and townhomes allowed up to 85% LTV. Two-unit properties may be considered up to 85% LTV on a case-by-case basis.

Our loans have payment schedules (1) based upon an interest rate that is constant over the life of the loan, commonly referred to as “fixed-rate mortgages” or “FRMs,” or (2) based upon an interest rate that is fixed for the initial two or three years and adjusts after an initial fixed period of two or three years and every six months thereafter, sometimes referred to as “adjustable-rate loans” or “ARMs.” Generally, the payments on our fixed-rate loans are calculated to fully repay the loans in 15 or 30 years, or, in the case of “balloon” loans, the payments are based on a 30-year repayment schedule, but all unpaid principal is due in a larger “balloon” payment at the end of 15 years. The payments on our adjustable-rate loans are calculated to fully repay the loans in 30 years, and the payment amounts are adjusted following the interest rate adjustment. Our ARMs with a two-year initial fixed-rate period are commonly referred to as “2/28’s” and our ARMs with a three-year initial fixed-rate period are commonly referred to as “3/27’s.”

The interest rate adjustments on our adjustable-rate loans is determined by adding a “margin” to an “index” rate, subject to certain adjustment limitations. The “margin” is a percentage established at origination of a loan, and the “index” for our ARMs is the six-month LIBOR, and is determined as of a specified time prior to the interest adjustment date. It is common during the initial fixed-rate period of an ARM to allow the borrower to pay a rate lower than the margin plus the index at loan origination. Over time, the rate may adjust upward such that, eventually, the interest rate will equal the index plus the entire margin. Such adjustments are generally limited to no more than 1.5% at each adjustment date, and the interest rates may not be adjusted above or below a maximum and minimum amount specified in the loan documents. The goal is to acclimate the borrower to the repayment obligation, yet be able to achieve the fully indexed interest rate over time.

Our mortgage loans are made for the purpose of enabling our borrowers to purchase new homes, refinance existing mortgage loans, consolidate debt and/or obtain cash for whatever purposes the borrowers desire. Our single-family residence loans are secured by one to four-unit primary residences, one-unit second homes, or one to four-unit investment properties, and eligible property types are deemed to include single-family detached homes, semi-detached homes, row or townhomes, individual condominiums, individual units in planned-unit developments, manufactured housing, and leasehold estates. These collateral types are consistent with the

Freddie Mac Seller-Servicer Guide for describing mortgage eligibility requirements. The mortgaged properties may be owner-occupied, second or vacation homes, or non-owner-occupied investment properties.

A substantial portion of our loans include prepayment penalties. In 2001 and 2002, 95.7% and 94.4%, respectively, of the loans we originated contained such penalties. Borrowers who agree to prepayment penalties generally receive lower interest rates and/or lower loan fees on their mortgage loans. Borrowers always retain the right to refinance their loans, but may have to pay a charge of up to six-months interest on 80% of the outstanding principal balance or 5% of the outstanding principal balance on the loan. Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and we have relied on the federal Alternative Mortgage Transactions Parity Act (the “Parity Act”) and related rules issued by the Office of Thrift Supervision (the “OTS”) to preempt limitations on prepayment penalties in certain states. The Parity Act was enacted to extend to financial institutions other than federally-chartered depository institutions, the federal preemption which federally-chartered depository institutions enjoy. However, on September 25, 2002, the OTS released a new rule that will, on its effective date, reduce the scope of the Parity Act preemption, preventing us from preempting state restrictions on prepayment penalties. The effective date of the new rule, originally January 1, 2003, was extended by the OTS until July 1, 2003 in response to concerns from interested parties about the burdens associated with compliance. In addition, a lawsuit has been brought by the National Home Equity Mortgage Association challenging the propriety of the OTS’ new rule. The outcome of that lawsuit is not currently predictable. The elimination of this federal preemption could significantly harm our ability to compete effectively in the origination of loans with financial institutions that will continue to enjoy federal preemption of state restrictions on prepayment penalties. See “ITEM 1. Business—Risk Factors That May Affect Future Results—Statutory and Regulatory Risks—If we are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, we may be unable to compete effectively with financial institutions that are exempt from such restrictions.”

Loan Production by Product Type.    The following table sets forth information about our loan production based upon product type (ARM and FRM).

	Year Ended December 31,
Product Type	2000	2001	2002
ARM
2/28	30.2%	18.4%	15.6%
3/27	32.9	32.7	50.5

Subtotal	63.1	51.1	66.1

FRM
Fifteen-Year	2.3	2.2	1.9
Thirty-Year	20.9	31.0	18.3
Balloons	12.8	14.6	12.7
Other	0.9	1.1	1.0

Subtotal	36.9	48.9	33.9

Total	100.0%	100.0%	100.0%

Loan Production by Borrower’s Credit Score.    The following table sets forth information about our loan production based upon borrowers’ credit scores obtained from one or more of the three principal credit bureaus.

	Year Ended December 31,
Credit Score	2000	2001	2002
Greater than 800	0.1%	0.0%	0.1%
751 to 800	1.8	2.2	2.6
701 to 750	6.3	6.7	8.9
651 to 700	17.1	20.1	24.0
601 to 650	29.8	32.9	33.8
551 to 600	25.8	25.6	20.9
501 to 550	17.3	12.1	9.4
451 to 500	1.5	0.3	0.2
Less than 451	0.3	0.1	0.1

Total	100.0%	100.0%	100.0%

Loan Production by Lien Position.    The following table sets forth information about our loan production based upon lien position.

	Year Ended December 31,
Lien Position	2000	2001	2002
Firsts	90.8%	92.7%	92.5%
Seconds	9.2	7.3	7.5

Total	100.0%	100.0%	100.0%

Loan Production by Collateral Type.    The following table sets forth information about our loan production based upon collateral type.

	Year Ended December 31,
Type of Collateral	2000	2001	2002
Single-Family Residence-Detached	78.8%	76.8%	74.5%
Unit/2 to 4	7.2	6.5	5.8
PUD	7.9	9.8	11.6
Condo	4.7	5.3	6.2
Other	1.4	1.6	1.9

Total	100.0%	100.0%	100.0%

Loan Production by Credit Grade.    The following table sets forth information about our loan production by credit grade.

	Year Ended December 31,
A+ Credit Loans	2000	2001	2002
Percentage of total originations	0.1%	0.2%	16.3%
Combined weighted average LTV	80.0%	86.5%	90.1%

FRM interest rates
Weighted average interest rate–1sts	10.0%	8.5%	7.3%
Weighted average interest rate–2nds	N/A	13.1%	11.3%

ARM initial fixed interest rates
Weighted average interest rate–2/28	9.3%	8.0%	7.3%
Weighted average interest rate–3/27	N/A	8.5%	7.3%

ARM margins over index
Weighted average margin–2/28	5.8%	7.0%	6.0%
Weighted average margin–3/27	N/A	6.6%	6.1%

	Year Ended December 31,
A Credit Loans	2000	2001	2002
Percentage of total originations	46.7%	53.4%	49.2%
Combined weighted average LTV	85.0%	87.8%	90.1%

FRM interest rates
Weighted average interest rate–1sts	10.2%	8.7%	8.0%
Weighted average interest rate–2nds	13.2%	12.8%	12.1%

ARM initial fixed interest rates
Weighted average interest rate–2/28	9.8%	8.5%	7.8%
Weighted average interest rate–3/27	9.9%	8.5%	7.8%

ARM margins over index
Weighted average margin–2/28	6.3%	6.0%	6.5%
Weighted average margin–3/27	6.3%	6.2%	6.5%

	Year Ended December 31,
A– Credit Loans	2000	2001	2002
Percentage of total originations	28.1%	29.0%	21.6%
Combined weighted average LTV	84.1%	84.9%	86.3%

FRM interest rates
Weighted average interest rate–1sts	10.6%	9.3%	8.5%
Weighted average interest rate–2nds	13.8%	13.4%	12.9%

ARM initial fixed interest rates
Weighted average interest rate–2/28	10.3%	9.1%	8.5%
Weighted average interest rate–3/27	10.4%	9.3%	8.5%

ARM margins over index
Weighted average margin–2/28	6.7%	6.6%	7.2%
Weighted average margin–3/27	6.8%	6.8%	7.2%

	Year Ended December 31,
B Credit Loans	2000	2001	2002
Percentage of total originations	15.9%	13.1%	9.4%
Combined weighted average LTV	77.3%	76.5%	78.4%

FRM interest rates
Weighted average interest rate–1sts	11.0%	9.6%	8.9%
Weighted average interest rate–2nds	13.6%	12.9%	13.5%

ARM initial fixed interest rates
Weighted average interest rate–2/28	10.8%	9.6%	8.8%
Weighted average interest rate–3/27	11.0%	9.7%	8.9%

ARM margins over index
Weighted average margin–2/28	7.0%	6.9%	7.6%
Weighted average margin–3/27	7.2%	7.2%	7.6%

	Year Ended December 31,
C Credit Loans	2000	2001	2002
Percentage of total originations	6.9%	4.0%	3.2%
Combined weighted average LTV	72.3%	71.6%	72.7%
FRM interest rates
Weighted average interest rate–1sts	11.7%	10.5%	9.6%
Weighted average interest rate–2nds	14.3%	13.0%	12.7%
ARM initial fixed interest rates
Weighted average interest rate–2/28	11.3%	10.1%	9.2%
Weighted average interest rate–3/27	11.6%	10.4%	9.5%
ARM margins over index
Weighted average margin–2/28	7.4%	7.2%	7.9%
Weighted average margin–3/27	7.7%	7.8%	8.2%

	Year Ended December 31,
C– Credit Loans*	2000	2001	2002
Percentage of total originations	2.3%	0.3%	0.3%
Combined weighted average LTV	63.4%	58.8%	63.3%
FRM interest rates
Weighted average interest rate–1sts	12.7%	11.7%	10.5%
Weighted average interest rate–2nds	13.8%	N/A	N/A
ARM initial fixed interest rates
Weighted average interest rate–2/28	12.1%	10.4%	10.1%
Weighted average interest rate–3/27	12.1%	10.9%	10.0%
ARM margins over index
Weighted average margin–2/28	8.0%	7.4%	8.7%
Weighted average margin–3/27	8.1%	8.1%	8.7%

*	only allowed on an exception basis

Warehouse Financing For Loan Originations

We finance mortgage loans initially under one of six different secured warehouse credit facilities. We repay the related borrowings under the warehouse credit facilities upon sale or securitization of the loans. As of March 21, 2003, we had $1.4 billion in warehouse credit facilities, of which 87% is committed. We are in discussions to add an additional warehouse credit facility, and expand our existing facilities, for at least an additional $300 million in financing capacity. Maintaining a diversified group of lenders prevents us from becoming dependent upon any one source of capital. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our interest expense as a percentage of total revenues for 2002 was 13.9%.

Interest Generated By Warehoused Loans

We generate a significant portion of our total revenues from the interest we receive on a loan from the time we originate the loan until the time we sell or securitize the loan. This interest income as a percentage of total revenues for 2002 was 24.6%. This income is partially offset by our borrowing costs under our warehouse facilities used to fund our loans for the same period.

Loan Disposition Strategy

We have generated revenue primarily through the disposition of the loans we originated. In 2002, 61.2% of our total revenues were the gain on sale we recorded for the loans that we sold.

We use a diversified loan disposition strategy to convert the quality loans we originate into revenue for our company. This strategy includes whole loan sales, loan sales with retained interests and securitizations. In 2002, we sold a total of $3.9 billion of loans. Of this amount, 78.7% were whole loan sales, 2.0% were loan sales with a retained interest and 19.3% were securitized in a transaction structured as a financing. Whole loan sales generated $140.5 million of cash gain on sale revenue. Our loan sales with retained interests generated the balance of our gain on sale revenue for these periods. We completed no securitizations structured as a sale during these periods.

Loan Disposition by Purchaser.    Highlighting our diversified disposition strategy, the table below shows our top five purchasers for the periods indicated and their purchases in each period (whole loan sales, except as otherwise noted).

	Year Ended December 31,
Name	2000		2001		2002
	(dollars in millions)
Household Mortgage Services	$216.5	14.4%	$509.8	26.3%	$766.4	19.8%
Morgan Stanley Dean Witter Mortgage Capital Inc.	—	—	—	—	625.3	16.2
DLJ Mortgage Capital, Inc.(CSFB)	—	—	445.5	23.0	557.1	14.4
Accredited Mortgage Loan Trust 2002-2*	—	—	—	—	541.8	14.0
Countrywide Home Loans, Inc.	—	—	178.3	9.2	300.4	7.8
Residential Funding Corporation**	339.9	22.5	320.5	16.5	77.3	2.0
Citifinancial Mortgage Company	129.8	8.6	31.4	1.6	13.7	0.3
Equicredit Corporation of America	217.2	14.4	134.0	6.9	—	—
Accredited Mortgage Loan Trust 2000-1*	174.7	11.6	—	—	—	—

Total	$1,078.1	71.5%	$1,619.5	83.5%	$2,882.0	74.5%

*	securitization
**	whole loan sales and loan sales with retained interests

In 2001 and 2002 we sold loans to an aggregate of 18 and 20 purchasers, respectively. Our top purchasers in these periods include the purchasers in the above table and:

•	Lehman Brothers Bank, FSB;

•	Aristar Mortgage Company;

•	Key Bank USA, National Association;

•	Popular Financial Services, LLC;

•	Saxon Mortgage, Inc.;

•	Credit-Based Asset Servicing and Securitization LLC (C-BASS); and

•	Deutsche Bank AG New York Branch.

We review the best disposition strategy for each pool of loans we originate. We consider the market demand for our loans, our liquidity needs, our long-term profit objectives and our need to maintain strong relationships with our loan purchasers.

Prior to 2000, we retained the right to service only a small portion of the loans that we sold or securitized. We have significantly increased our loan servicing portfolio in 2002, and plan to continue to increase this portfolio in the future.

Whole Loan Sales

In a whole loan sale, we sell all right, title and interest in and to a pool of loans in exchange for cash in an amount equal to the full market value of the loans. All of our loan dispositions are made subject to an obligation to repurchase any loan which materially violates standard mortgage industry representations and warranties which we make in connection with our loan dispositions. In 2002, 78.7% of our loan dispositions were through whole loan sales, and revenues from these sales were $140.5 million. To execute our whole loan sales strategy, we have established key relationships with a diversified group of sophisticated whole loan purchasers. We believe that this strategy increases our opportunity to sell during changing market conditions. Since 1997, we have reduced our dependence upon any one whole loan purchaser or type of whole loan purchaser. Hence, the purchasers listed above include Wall Street investment banking firms that securitize, non-Wall Street mortgage banking firms, national and international banks that both hold loans and securitize, and large financial services companies that both hold loans and securitize them.

Some of our loans are sold pursuant to forward commitments under which we agree to sell, and a purchaser agrees to buy, a specified volume of loans which meet specified characteristics. We also put pools of loans out to bid, using our knowledge of our various purchasers’ preferences to direct pools with certain characteristics to the purchasers most likely to value those characteristics. Prospective purchasers may submit bids on all or portions of the pools which we show them, and we select the combination of bids that provides us with the best overall execution result. We continuously monitor the preferences of our purchasers and adjust our origination operations accordingly, including through our Revenue Calculator which conveys to our loan officers and account executives the loan characteristics that various purchasers value. We believe that this not only improves the salability of our loans, but also improves the price we receive upon the sale of our loans because purchasers tend to pay higher prices for loans that meet their requirements. Our disposition strategy balances our objectives of cultivating our relationships with multiple purchasers while striving to maximize the premiums we receive.

Loan Sales With Retained Interests And Securitizations

We have also engaged in loan sales with retained interests in which we sell loans and retain an interest in certain cash flows from the loans. These transactions allow us to recognize more of the long-term value of the loan, although less than in a typical securitization, and receive an immediate positive cash flow pursuant to the retained interest. In these transactions, the loan purchaser absorbs all of the issuance costs and overcollateralization obligations in exchange for a greater share of the excess cash flow from the securitized loan pool. In 2002, 2.0% of our loan dispositions were through loan sales with retained interests and revenues from these sales accounted for approximately $1.4 million or approximately 1.2% of our total gain on sale revenue. All of our loan sales with retained interests were made to Residential Funding Corporation. See “ITEM 13. Certain Relationships and Related Transactions.”

As part of our diversified financing strategy, we access the asset-backed securitization market to provide long-term financing for our mortgage loans. In a securitization, we may sell or transfer a pool of loans to a trust and retain a residual interest for the right to receive future cash flow. The trust raises the cash purchase price of the loan pool by selling asset-backed securities representing senior interests in the loans. The purchasers of these interests receive the principal collected on the loans plus a fixed or adjustable interest rate, depending upon whether the underlying loans have fixed or adjusted rates. The residual interest we retain entitles us to receive the interest income generated on the principal amount of the loans in the trust minus the interest paid to the purchasers of the loan interests, servicing, trust and other fees and losses on the loans, provided that certain overcollateralization requirements are met. Depending upon the structure of the asset-backed securities and the performance of the underlying mortgage loans, excess cash flow may not begin to be distributed to us for 12 months or more. As a result of the overcollateralization and certain other credit enhancement features, the trust is able to issue highly rated, investment-grade, asset-backed securities. From the beginning of 1997 through December 31, 2002, we securitized or engaged in loan sales with retained interests for $1.8 billion of the total $10.1 billion of the loans we originated.

While we continue to generate the majority of our earnings and cash flows from whole loan sales, we intend to continue to complete some securitizations and other transactions in which we retain an interest in the mortgage loans that we have sold. These transactions will continue to be legally structured as sales, but for accounting purposes will be structured as a financing. Accordingly, the loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the securitization. This “portfolio-based” accounting closely matches the recognition of income with the actual receipt of cash payments. We completed our first securitizations structured as financings in the third and fourth quarters of 2002.

Derivative Policies

We regularly securitize and sell fixed and variable rate loans. We face three primary types of interest rate risk: during the period from approval of a loan application through loan funding; on our loans held for sale from the time of funding to the date of sale; and on the loans underlying our mortgage-related securities and on our securitized loans subject to portfolio-based accounting.

Interest rate risk exists during the period from approval of a loan application through loan funding and from the time of funding to the date of sale because the premium earned on the sale of these loans is partially contingent upon the then-current market rate of interest for loans as compared to the contractual interest rate of the loans. Our use of derivatives, defined as a financial instrument whose value changes based upon the value of an underlying security, commodity, interest rate or index, is intended to mitigate the volatility of earnings associated with fluctuations in the gain on sale of loans due to changes in the current market rate of interest.

The interest rate risk on the loans underlying our mortgage-related securities and on our securitized loans exists because some of these loans have fixed interest rates for a period of two or three years while the rate passed through to the investors in the mortgage-related securities and the holders of the securitization bonds is based upon an adjustable rate. Our use of derivatives is intended to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) on the mortgage-related securities and changes in the cash flows of our securitized loans subject to portfolio-based accounting due to changes in LIBOR rates.

As part of our interest rate management process, we use derivative financial instruments. We implemented hedge accounting for certain derivative financial instruments used to hedge our mortgage loans held for sale and securitized loans. For those derivative financial instruments, on the date the derivative contract is entered into, we designate the derivative as a fair value hedge, which hedges the fair value of mortgage loans. Changes in the fair value of such derivative financial instrument and changes in the fair value of mortgage loans attributable to the hedged risk which are determined to be effective, are recorded in current period earnings. Accordingly, the net amount recorded in our consolidated statements of operations is referred to as hedge ineffectiveness.

We document the relationships between hedging instruments and hedged items, as well as the purpose, strategy and objective for undertaking various hedge transactions. This process includes linking derivatives to specific assets on the balance sheet. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedge transactions are highly effective in offsetting changes in fair values of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be recorded on the balance sheet at its fair value. For terminated hedges or hedges no longer qualifying as effective, the formerly hedged asset will no longer be adjusted for changes in fair value and any previously recorded adjustment to the hedged asset will be included in the carrying basis. These amounts will be included in our results of operations at the time of disposition of the asset.

At the time the hedged asset is no longer exposed to interest rate risk, we terminate the hedging instrument.

Mortgage Loan Servicing

Once we originate or purchase a mortgage loan, our servicing department begins the administrative process of servicing the loan, seeking to ensure that the loan is repaid in accordance with its terms. We start this process for every loan, whether we will service the loan for a matter of weeks before it is sold servicing-released or for its life in a servicing-retained transaction. Our servicing department is divided into loan administration, loan servicing and asset management units. In addition, the investor reporting unit of our finance and accounting department performs the servicing-related functions of reporting on all other servicing activities, and in the case of loans serviced for others, accounting for and remitting all funds collected through servicing activities.

Administration and Servicing

Our loan administration unit is responsible for boarding each loan into our servicing operations and technology systems. For loans on which the monthly payments include amounts to be escrowed for the future payment of real estate taxes and insurance premiums, our loan administration unit ensures the proper accounting for such funds and the timely payment of the taxes and premiums. For loans which do not have tax and insurance escrows, the loan administration unit ensures that the properties securing the loans are properly insured at all times and that real estate taxes are paid to avoid foreclosures by taxing authorities. For loans with adjustable interest rates, the loan administration unit ensures that the adjustments are properly made and timely identified to the related borrowers. This unit is also responsible for the various administrative tasks involved in the transfer of servicing when loans are sold servicing-released, including notifying borrowers, insurers and taxing authorities.

Our loan servicing unit is responsible for the physical receipt of and initial accounting for all loan payments from borrowers. We encourage our borrowers to establish automatic payment from their bank accounts, which we arrange at no cost to the borrower. Our loan servicing unit is also responsible for customer service, handling all inbound calls and other communications from borrowers.

Collection and Enforcement

Our asset management unit is responsible for all phases of the collection and enforcement of delinquent and defaulted loans. The inherent risk of delinquency and loss associated with subprime loans requires hands-on active communication with our borrowers from origination through liquidation. Borrower contact is initiated through outbound telephone campaigns, monthly billing statements, and direct mail, and is tailored to reflect the borrower’s payment habit, the loan’s risk profile and the loan’s status. Our collection approach is designed to educate our borrowers on managing their debts to maximize the likelihood of continued timely performance. We establish clear expectations with our borrowers with respect to maintaining contact and working together to resolve any financial problems that may occur. We consider this early intervention a key element of our servicing strategy.

Our front end loan counselors begin calling borrowers whose accounts become five days past due. Once contact is established, we verify pertinent information and determine the reason for the delay in payment. For borrowers who are able to make their payments, we offer the ability to “pay by phone” through Western Union’s “Quick Collect” service. This allows the borrower to remit the funds immediately or at an agreed later time in the month and avoids delays using the U.S. postal service. If a borrower indicates a problem that is not temporary or is of a serious nature, the call is promptly referred to a manager who will then evaluate the situation and initiate appropriate loss mitigation actions.

When an account becomes thirty-one days delinquent, the borrower receives a notice of intent to foreclose allowing thirty days, or more if required by applicable state law, to cure the default before the account is actually referred for foreclosure. The 30-59 day collection personnel continue active collection campaigns and may offer the borrower relief through a forbearance plan designed to resolve the delinquency in ninety days or less. These collectors are seasoned and trained to effectively identify and resolve problems with borrowers before the past due problems escalate.

Accounts moving to sixty or more days delinquent are transferred to the loss mitigation and foreclosure sub-units simultaneously. Our loss mitigation personnel choose a collection strategy that is designed to minimize the loss on a defaulted loan. We procure updated property value information, the borrower’s current credit profile, and review foreclosure and real estate marketing timelines to determine the best alternative to foreclosure. Our loss mitigation personnel continue to actively attempt to resolve the delinquency while our foreclosure personnel begin the foreclosure process. Our loss mitigation tools include payment plans, short sales, deeds in lieu of foreclosure, stipulated forbearance plans, deferments, reinstatements and modifications.

Delinquent accounts not resolved through collection and loss mitigation activities are foreclosed in accordance with state and local laws. Foreclosure timelines are managed through a timeline report built into the loan servicing system. The report schedules key dates throughout the foreclosure process, enhancing our ability to monitor and manage the process. Properties acquired through foreclosure are transferred to the real estate owned, or REO, sub-unit to manage eviction and marketing of the properties. Once a property is vacant, it is listed with a local real estate agent who develops a marketing strategy designed to maximize the net recovery upon liquidation. Second opinions on the value of the property are obtained to validate recommendations given by the primary listing agent. Property listings are reviewed several times monthly to ensure the properties are properly maintained and actively marketed.

Our loan administration unit also handles hazard and mortgage insurance claims, mortgage bankruptcies, condemnations and other special servicing needs.

Servicing Department Infrastructure

We service our loans using our configuration of MortgageWare software provided by Interlinq Software Corporation. We also have additional software modules for the management of REO. Our technology delivers helpful data regarding the loan and the borrower to the desktops of our servicing personnel. We also have all of our files electronically imaged so that our servicing personnel have access to each file without having to retrieve a paper file.

Monthly incentive plans are in place for all collections, loss mitigation, foreclosure and REO personnel and are tied directly to performance of the servicing portfolio. Both individual and team goals are used to encourage superior results and cooperation between unit members.

Ongoing training for our servicing personnel is provided regularly and covers major relevant topics within the servicing department. In the collection and loss mitigation areas, supervisors and managers monitor actual telephone calls by each collector on a monthly basis and follow up with one-on-one training and direction. In addition, scripts tailored to typical borrower circumstances are posted at each workstation to ensure the employee asks the appropriate questions for the type of delinquency situation the borrower is experiencing. Outside legal counsel conduct on site classes or seminars for the foreclosure and bankruptcy areas approximately on a quarterly basis, and title company representatives also provide on-site training on title issues.

All of our servicing functions are administered from our San Diego headquarters. Hours of operation for our servicing department are 6:30 am to 7:00 pm, Monday through Friday, and we use staggered shifts to cover the different time zones where our borrowers and collateral properties are located. Collection personnel also work one or two Saturdays each month, depending upon the day of the week on which each month end falls. Evening and weekend hours are used to facilitate contact with borrowers that are otherwise unavailable during regular business hours.

Our Delinquency and Loss Experience

The following tables set forth information about the delinquency and loss experience of the mortgage loans we service (which are primarily loans we have originated and have been or may be securitized) for the periods indicated. The fact that the table does not show consistent changes in delinquency and loss levels across all categories may reflect normal variances in a growing servicing portfolio.

	As of or for the year ended December 31,
	2000	2001	2002
	(dollars in thousands)
Total servicing portfolio	$807,872	$1,298,050	$2,263,269
Delinquencies:
30-59 days
Principal balance	$7,786	$8,738	$7,730
Percentage(1)	1.0%	0.7%	0.3%
60-89 days
Principal balance	$4,384	$2,903	$3,350
Percentage(1)	0.5%	0.2%	0.2%
90 or more days
Principal balance	$6,516	$13,195	$14,107
Percentage(1)	0.8%	1.0%	0.6%
Foreclosures:
Principal balance	$15,398	$34,493	$23,930
Percentage(1)	1.9%	2.7%	1.1%
Total delinquencies and foreclosures:
Principal balance	$34,084	$59,329	$49,117
Percentage(1)	4.2%	4.6%	2.2%
Real estate owned(2):
Principal balance	$7,872	$11,404	$11,749
Percentage(1)	1.0%	0.9%	0.5%
Total delinquencies, foreclosures and real estate owned:
Principal balance	$41,956	$70,733	$60,866
Percentage(1)	5.2%	5.5%	2.7%
Losses on servicing portfolio	$1,582	$8,395	$14,024
Losses as a % of average monthly servicing portfolio(3)	0.2%	0.9%	0.9%

(1)	Percentage of servicing portfolio at period end.
(2)	Based on the aggregate principal balance of the mortgage loans secured by mortgaged properties the title to which has been acquired through foreclosure, deed in lieu of foreclosure or similar process.
(3)	Percentages based upon average monthly servicing portfolio.

We review our delinquency and loss rates when valuing our mortgage-related securities. Increases in actual delinquency and loss rates could affect the loss assumptions used in valuing our mortgage-related securities. If the loss assumptions used to value our mortgage-related securities are increased, it could result in a decrease in their value which would adversely affect our operating results and potentially decrease the cash flows we expect to receive.

Competition

We face intense competition in the businesses of originating and selling mortgage loans.

Our competitors in mortgage origination include consumer finance companies and other diversified financial institutions, mortgage banking companies, commercial banks, credit unions, savings and loans, credit card issuers and insurance finance companies. Many traditional mortgage lenders also offer products similar to those we offer to our borrowers. Fannie Mae and Freddie Mac are also adapting their programs to include non-conforming products and have begun to expand their operations into the subprime market. We also expect increased competition over the Internet. Many of these competitors, including large financial corporations taking advantage of consolidation opportunities in the industry, are substantially larger and have more capital, or have greater access to capital at lower costs than our cost of capital under our warehouse credit facilities, and may have greater technical and marketing resources than we have. Efficiencies in the asset-backed securities market have generally created a desire for increasingly larger transactions, giving companies with greater volumes of originations a competitive advantage.

Competition in the industry can take many forms, including interest rate and cost of a loan, convenience in obtaining a loan, the underwriting requirements for a loan, customer service, amount and term of a loan, and marketing and distribution channels. Additional competition may lower the rates we can charge borrowers and potentially lower gains from cash-based whole loan trades and our net interest margin from securitizations. We believe we compete primarily based upon the quality of the service we provide to mortgage brokers, particularly those with whom we cultivate key account relationships. We guarantee turn-around times, we offer coherent, presentable approvals, we offer personal contact and we offer a comprehensive menu of products for our customers, and we endeavor to make it easier to do business with us than with our competitors. In exchange, we minimize yield spread premium to mortgage brokers, we avoid unwarranted credit exceptions, and we charge for the risk we take. Accordingly, our competitors may offer better financial terms to potential borrowers and we may be unable or unwilling to originate loans with comparable terms.

We believe that our competitive strengths are:

•	Growth Using Conservative Management Principles. We focus on originating high-quality subprime loans and generating predominately cash earnings rather than non-cash gain on sale earnings. We have increased our loan originations and revenue every year since inception using our conservative management principles.

•	Profit-Based Business Model and Supporting Tools. We have created a culture that provides economic incentives to our employees to assess the risk in our loans correctly, report the risk accurately, and price the risk so as to assure both fairness to the borrower and profits to our company. We believe that our profit-oriented philosophy and technology tools give us a competitive advantage by directly rewarding our employees for contributing to our fundamental business goal of sustained profitability.

•	Experience. Our top 27 managers have an average of 19 years of experience in consumer finance and subprime mortgage lending. Each of our eight divisions is run by a seasoned executive who is evaluated and compensated based upon the profitability, including a full allocation of corporate costs and loan losses, of the executive’s division.

•	Diversification. We have diversified our loan origination, financing and disposition channels. Our top ten brokers in 2002, represented in the aggregate less than 6% of our total loan origination volume. As of December 31, 2002, we had six separate warehouse credit lines in place. In 2002, we sold to an aggregate of 20 whole loan purchasers, and in 1996, 2000 and 2002, we successfully completed a total of four independent securitizations.

We believe these strengths enable us to originate better-performing, subprime loans, and grow a more profitable, more conservatively managed company than many of our competitors.

Our competitive position may be affected by fluctuations in interest rates and general economic conditions. During periods of rising interest rates, competitors that have “locked in” low borrowing costs may have a competitive advantage. During periods of declining interest rates, competitors may solicit our borrowers to refinance their loans. During economic slowdowns or recessions, our borrowers may face new financial difficulties and may be receptive to refinancing offers by our competitors.

Regulation

The mortgage lending industry is highly regulated. Our business is regulated by federal, state, and local government authorities and is subject to federal, state and local laws, rules and regulations, as well as judicial and administrative decisions, that impose requirements and restrictions on our business. At the federal level, these laws and regulations include:

•	the Equal Credit Opportunity Act;

•	the Federal Truth in Lending Act;

•	the Home Ownership and Equity Protection Act;

•	the Real Estate Settlement Procedures Act;

•	the Fair Credit Reporting Act;

•	the Fair Debt Collection Practices Act;

•	the Home Mortgage Disclosure Act;

•	the Fair Housing Act; and

•	the Gramm-Leach-Bliley Act.

These laws, rules and regulations, among other things:

•	impose licensing obligations and financial requirements on us;

•	limit the interest rates, finance charges, and other fees that we may charge;

•	prohibit discrimination;

•	impose underwriting requirements;

•	mandate disclosures and notices to consumers; and

•	in some cases, impose assignee liability on the entities that purchase our mortgage loans or on us for loans we purchase.

Our failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of approved status;

•	demands for indemnification or loan repurchases from buyers of our loans;

•	class action lawsuits; and

•	administrative enforcement actions.

We actively analyze and monitor the laws, rules and regulations that apply to our business, as well as the changes to such laws, rules and regulations. We seek to maximize the extent to which we can program the laws, rules and regulations into our technology tools, thereby substantially reducing human error as a source of non-compliance. In addition, user-friendly summaries of relevant laws, rules and regulations are directly distributed to all appropriate personnel, and losses attributable to non-compliance are factored into many of our incentive compensation calculations, thereby encouraging responsibility for compliance throughout our organization, including our loan origination operations. Our compliance with laws, rules and regulations is reviewed, not only by our own quality control department, but by the warehouse lenders who finance our loans, the institutions that purchase our loans, the investment bankers, rating agencies and insurers that are involved in the securitization of our loans, and the governmental agencies that regulate us. Because of the national scope of our operations, we are continuously in one stage or another of an audit by one or more governmental agencies, and we do not believe that such audits have ever resulted in findings of material violations or the imposition of significant penalties.

New Areas of Regulation

Regulatory and legal requirements are subject to change, making our compliance more difficult and/or expensive, or otherwise restricting our ability to conduct our business as it is now conducted. In particular, federal, state and local governments have become more active in the consumer protection area in recent years. For example, the federal Gramm-Leach-Bliley financial reform legislation imposes additional privacy obligations on us with respect to our applicants and borrowers. Several states are also considering adopting privacy legislation. In addition, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called “predatory” lending practices.

The federal Home Ownership and Equity Protection Act (“HOEPA”) identifies a category of mortgage loans and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate (“APR”) exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the purchasers of our loans as well. We generally do not make loans that are subject to HOEPA because the purchasers of our loans and/or the lenders that provide financing for our loan origination operations do not want to purchase or finance such loans. On October 1, 2002, the APR and “points and fees” thresholds for determining loans subject to HOEPA were lowered, thereby expanding the scope of loans subject to HOEPA. We anticipate that we will continue to avoid making loans subject to HOEPA, and the lowering of the thresholds beyond which loans become subject to HOEPA may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. If we decide to relax our restrictions on loans subject to HOEPA because the purchasers of our loans and/or the lenders that provide financing for our loan origination operations relax their restrictions, we will be subject to greater risks for actual or perceived non-compliance with HOEPA and other applicable laws, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits and administrative enforcement actions.

Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds. The restrictions include prohibitions on “steering” borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, “flipping” or repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of or participated in the violation.

Although it is against our policy to engage in such practices, we have generally avoided originating loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations, because the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. To the extent we had in the past, and may have in the future, financing and purchasers for such loans, we have made or may make loans which exceed the APR or “points and fees” thresholds of these laws, rules and regulations. The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for subprime loans, making it difficult to fund, sell or securitize any of our loans. If we decide to relax our restrictions on loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.

On July 1, 2002, “predatory” lending legislation of the type described above became effective in California. As with other “predatory” lending laws, the California legislation imposes restrictions on loans which exceed “points and fees” or APR thresholds defined in the law. As of the date of this report, this law had not had, and in the future we do not expect it to have, a significant impact on the value or volume of our loan production in California.

Yield Spread Premiums

A substantial portion of our mortgage loans are originated through independent mortgage brokers. Mortgage brokers provide valuable services in the loan origination process and are compensated for their services by receiving fees on loans. Brokers may be paid by the borrower, the lender or both. If a borrower cannot or does not want to pay the mortgage broker’s fees directly, the loan can be structured so that the mortgage broker’s fees are paid from the proceeds of the loan, or the loan can provide for a higher interest rate or higher fees to the lender. The increased value of a loan with a higher interest rate enables the lender to pay all or a portion of the broker’s compensation. This form of compensation is often referred to as a “yield spread premium.” Regardless of its label or method of calculation, the payment is intended to compensate the broker for the services actually performed and the facilities actually provided. Competitive forces currently demand that we pay mortgage brokers yield spread premiums on many of the loans we originate.

The federal Real Estate Settlement Procedures Act (“RESPA”) prohibits the payment of fees for the mere referral of real estate settlement service business. This law does permit the payment of reasonable value for services actually performed and facilities actually provided unrelated to the referral. On September 18, 2002, the Eleventh Circuit Court of Appeals issued a decision in Heimmermann v. First Union Mortgage Corp. which reversed the court’s earlier decision in Culpepper v. Irwin Mortgage Corp. in which the court found the yield spread premium payments received by a mortgage broker to be unlawful per se under RESPA. The Department of Housing and Urban Development (“HUD”) had responded to the Culpepper decision by issuing a policy statement (2001-1) taking the position that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal. The Heimmermann decision eliminated a conflict that had arisen between the Eleventh Circuit and the Eighth and Ninth Circuit Courts of Appeals, with the result that all federal circuit courts which have considered the issue have aligned with the HUD policy statement and found that yield spread premiums are not prohibited per se. If other circuit courts that have not yet reviewed this issue disagree with the Heimmermann decision, there could be a substantial increase in litigation regarding lender payments to brokers and in the potential costs of defending these types of claims and in paying any judgments that might result.

Licensing

We are licensed or registered (or exempt from licensing or registration requirements) by the relevant governmental agencies in all 50 states and in the District of Columbia to originate first and second priority mortgages.

In the future, we may consider procuring a federal depository institution charter or acquiring an institution with such a charter in order to reduce the volume of state and local laws and regulations with which we must comply. If we proceed with this strategy, however, we will also be subject to a variety of other regulations with which we do not currently have to comply.

Environmental

In the ordinary course of our business, from time to time we foreclose on properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on these properties and we may be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and cleanup costs incurred in connection with the contamination. To date, we have been required to perform investigation or clean up activities in only one instance, and we have not been subject to any other environmental claims. This clean up activity has been completed and had no material effect on our business. We cannot assure you, however, that this will remain the case in the future.

Employees

We employed 1,294 full-time employees as of December 31, 2002. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good. We have a policy of conducting a comprehensive employee opinion survey approximately every 18 months. We have conducted three such surveys so far and have won two Peter Barron Stark Awards for Workplace Excellence.

Risk Factors That May Affect Future Results

You should carefully consider the following risks, together with other matters described in this Form 10-K in evaluating our business and prospects. If any of the events referred to below actually occur, our business, financial condition, liquidity and results of operations could suffer. In that case, the trading price of our common stock could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-K (including certain of the following risk factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 1 of this Form 10-K.

Risks Related to Our Business

We finance borrowers with lower credit ratings. The subprime loans we originate generally have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans that we are required to repurchase, the loss of our servicing rights and damage to our reputation as a loan servicer.

We are in the business of originating, selling and, to a lesser extent, securitizing and servicing subprime mortgage loans. Subprime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them and continuing even after we sell loans with a retained interest or securitize them. We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if a loan becomes more than 30 days delinquent for any of the first four payments due on the loan, or in any sale or securitization if the loan materially violates our representations or warranties. At December 31, 2002, mortgage loans held for sale included approximately $14.0 million of loans repurchased. Our provision for losses was $17.7 million for the year ended December 31, 2002. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate (including loans in foreclosure and converted into real estate owned) for our servicing portfolio was 2.7% at December 31, 2002.

Any substantial economic slowdown could increase delinquencies, defaults and foreclosures and reduce our ability to originate loans.

Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit, decreased real estate values, and an increased rate of delinquencies, defaults and foreclosures. Any material decline in real estate values would increase the loan-to-value ratios (“LTVs”) on loans that we hold pending sale and loans in which we have a residual or retained interest, weaken our collateral coverage and increase the possibility of a loss if a borrower defaults. We originate loans to borrowers who make little or no down payment, resulting in higher LTVs. A lack of equity in the home may reduce the incentive a borrower has to meet his payment obligations during periods of financial hardship, which might result in higher delinquencies, defaults and foreclosures. These factors would reduce our ability to originate loans and increase our losses on loans in which we have a residual or retained interest. In addition, loans we originate during an economic slowdown may not be as valuable to us because potential purchasers of our loans might reduce the premiums they pay for the loans to compensate for any increased risks arising during such periods. Any sustained increase in delinquencies, defaults or foreclosures is likely to significantly harm the pricing of our future loan sales and securitizations and also our ability to finance our loan originations.

Our business may be significantly harmed by a slowdown in the economy of California, where we conduct a significant amount of business.

Since inception, a significant portion of the mortgage loans we have originated, purchased or serviced has been secured by property in California. For the year ended December 31, 2002, approximately 38% of the loans we originated were collateralized by properties located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

We face intense competition that could adversely impact our market share and our revenues.

We face intense competition from finance and mortgage banking companies, Internet-based lending companies where entry barriers are relatively low, and, to a growing extent, from traditional bank and thrift lenders that have entered the subprime mortgage industry. As we seek to expand our business further, we will face a significant number of additional competitors, many of whom will be well established in the markets we seek to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do, and have far greater financial and other resources than us.

The government-sponsored entities Fannie Mae and Freddie Mac are also expanding their participation in the subprime mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are willing to offer. While the government- sponsored entities presently do not have the legal authority to originate mortgage loans, including subprime loans, they do have the authority to buy loans. A material expansion of their involvement in the market to purchase subprime loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such experience could adversely affect the overall investor perception of the subprime mortgage industry.

The intense competition in the subprime mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail and wholesale structure and information systems to compete effectively. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could significantly harm our business, financial condition, liquidity and results of operations.

Competition in the industry can take many forms, including interest rates and costs of a loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the subprime mortgage industry. Price competition could cause us to lower the interest rates that we charge borrowers, which could lower the value of our loans. If our competitors adopt less stringent underwriting standards we will be pressured to do so as well, which would result in greater loan risk without compensating pricing. If we do not relax underwriting standards in response to our competitors, we may lose market share. Any increase in these pricing and underwriting pressures could reduce the volume of our loan originations and sales and significantly harm our business, financial condition, liquidity and results of operations.

An increase in interest rates could result in a reduction in our loan origination volumes, an increase in delinquency, default and foreclosure rates and a reduction in the value of and income from our loans.

The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult.

•	Existing borrowers with adjustable-rate mortgages may incur higher monthly payments as the interest rate increases, which may lead to higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a loan, the value that we receive upon the sale or securitization of the loan decreases.

•	The cost of financing our mortgage loans prior to sale or securitization is based primarily upon the London Inter-Bank Offered Rate (“LIBOR”). The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first two or three years. If LIBOR increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 3.2% for the year ended December 31, 2002.

•	When we securitize loans or sell loans with retained interests, the value of and the income we receive from the securitized loans subject to portfolio-based accounting and the mortgage-related securities we retain are also based on LIBOR. This is because the income we receive from these mortgage loans and mortgage-related securities is based on the difference between the fixed rates payable on the loans for the first two or three years, and an adjustable LIBOR-based yield payable to the senior security holders or loan purchasers. An increase in LIBOR reduces the income we receive from, and the value of, these mortgage loans and mortgage-related securities.

Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of loans held for sale, securitized loans subject to portfolio-based accounting and mortgage-related securities, as reflected in the Interest Rate Simulation Sensitivity Analysis in the section entitled “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Newly Issued Accounting Pronouncements” and “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Our business requires a significant amount of cash and if it is not available our business will be significantly harmed.

Our primary sources of cash are our warehouse credit facilities and the proceeds from the sales and securitizations of our loans. We require substantial cash to fund our loan originations, to pay our loan origination expenses and to hold our loans pending sale or securitization. Also, as a servicer of loans, we are required to advance delinquent principal and interest payments, unpaid property taxes, hazard insurance premiums, and foreclosure and foreclosure-related costs. Our warehouse credit facilities also require us to observe certain financial covenants, including the maintenance of certain levels of cash and general liquidity in our company.

As of December 31, 2002, we financed substantially all of our loans through six separate warehouse credit facilities. Each of these facilities is cancelable by the lender for cause at any time and at least one is cancelable at any time without cause. These facilities generally have a renewable, one-year term. Because these are short-term commitments of capital, the lenders may respond to market conditions which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, if we default on our covenants or are otherwise unable to access funds under any of these facilities, or if the lenders do not honor their commitments for any reason, we will have to curtail our loan origination activities. This would result in decreased revenues and profits from loan sales.

During the years ended December 31, 2000, 2001 and 2002, we had negative operating cash flows of approximately $700,000, $373.7 million and $1.2 billion, respectively, which resulted from the use of approximately $1.5 billion, $2.4 billion and $4.4 billion, respectively, of cash for new loan originations and purchases offset by cash proceeds from the sale of loans of $1.5 billion, $2.0 billion and $3.2 billion, respectively. The timing of our loan dispositions (which are periodic) is not always matched to the timing of our expenses (which are continuous). This requires us to maintain significant levels of cash to maintain acceptable levels of liquidity. When we securitize our loans or sell our loans with a retained interest, we may not receive any amounts in excess of the principal amount of the loan for up to 12 months or longer. Further, any decrease in demand in the whole loan market such that we are unable to timely and profitably sell our loans could inhibit our ability to meet our liquidity demands.

Our warehouse credit facilities contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

Our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

The covenants and restrictions in our warehouse credit facilities may restrict our ability to, among other things:

•	incur additional debt;

•	make certain investments or acquisitions;

•	repurchase or redeem capital stock;

•	engage in mergers or consolidations;

•	finance loans with certain attributes;

•	reduce liquidity below certain levels; and

•	hold loans for longer than established time periods.

These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may significantly harm our business, financial condition, liquidity and results of operations.

Our rights to cash flow from our mortgage-related securities and securitized loans subject to portfolio-based accounting are subordinate to senior interests and may fail to generate any revenues for us if the revenue stream only generates enough revenues to pay the senior interest holders.

As part of the credit enhancement for our securitizations and loan sales with retained interests, the net cash flow that we receive from the securitized loans and the mortgage-related securities generally represents the excess of amounts, if any, generated by the underlying mortgage loans over the amounts required to be paid to the senior security holders or loan purchasers. This is also after deduction of servicing fees and any other specified expenses related to the sale or securitization. These excess amounts are derived from, and are affected by, the interplay of several factors, including:

•	the extent to which the interest rates of the mortgage loans exceed the interest rates payable to the senior security holders or loan purchasers;

•	the level of losses and delinquencies experienced on the underlying loans; and

•	the extent to which the underlying loans are prepaid by borrowers in advance of scheduled maturities.

Any combination of the factors listed above may reduce the income we receive from and the value of our securitized loans and mortgage-related securities. If a gain has been recorded at the time of a sale or securitization based upon assumptions as to the levels of future income streams, and actual income streams are less than assumed or if we change our assumptions based upon our actual loss and delinquency experience, we may be required to record a charge against our earnings.

If we do not manage our growth effectively, our financial performance could be harmed.

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 1998, we had approximately 340 employees and by December 31, 2002, we had 1,294 employees. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

•	meet our capital needs;

•	expand our systems effectively;

•	allocate our human resources optimally;

•	identify and hire qualified employees;

•	satisfactorily perform our servicing obligations; or

•	incorporate effectively the components of any businesses that we may acquire in our effort to achieve growth.

The failure to manage growth effectively would significantly harm our business, financial condition, liquidity and results of operations.

The inability to attract and retain qualified employees could significantly harm our business.

We depend upon our wholesale account executives and retail loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers and others. We believe that these relationships lead to repeat and referral business. The market for skilled executive officers, account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves our company there is an increased likelihood that other members of his or her team will follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives at manageable costs, we will be unable to continue to originate quality mortgage loans that we are able to sell for a profit, which will reduce our revenues.

An interruption in or breach of our information systems may result in lost business.

We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of loan production, that reliance will increase. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. We cannot assure you that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could significantly harm our business.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. Implementing this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive or our business will be significantly harmed.

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease.

A significant majority of our originations of mortgage loans comes from independent brokers. In 2002, 90.6% of our loan originations were originated through approximately 4,000 brokers. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

Our financial results fluctuate as a result of seasonality and other timing factors, which makes it difficult to predict our future performance and may affect the price of our common stock.

Our business is generally subject to seasonal trends. These trends reflect the general pattern of housing sales, which typically peak during the spring and summer seasons. Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, reflecting the seasonality of the industry. Further, if the closing of a sale of loans is postponed, the recognition of gain from the sale is also postponed. If such a delay causes us to recognize income in the next quarter, our results of operations for the previous quarter could be significantly depressed. If our results of operations do not meet the expectations of our stockholders and securities analysts, then the price of our common stock may decrease.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

When we originate mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation. Even though we may have rights against persons and entities who made or knew about the misrepresentation, such persons and entities are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered from them.

We have controls and processes designed to help us identify misrepresented information in our loan origination operations. We cannot assure you, however, that we have detected or will detect all misrepresented information in our loan originations. For instance, we have been contacted by three borrowers regarding potential claims related to inflated appraisals in a single housing development. Although we have only been contacted by the borrowers on these three loans, we made a total of 27 loans in the subject development. In addition to being at risk for losses on these loans for the reasons described above, we may also be subject to claims by these borrowers.

We are subject to losses due to fraudulent and negligent acts in other parts of our operations. For instance, during 2001, we discovered that an employee had misappropriated funds from us in concert with third parties, resulting in an overstatement of losses on real estate owned, which are included in the provision for losses in our consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001. We have estimated that approximately $800,000 was misappropriated from us during that period. We have filed an insurance claim to recover the misappropriated funds. During 2002, we recovered $340,000 of the loss from our insurance claim, which is included in other income in the consolidated statements of operations. During the first quarter of 2003, we recovered an additional $359,000 of the loss from our insurance claim. Our ability to recover the remaining losses is uncertain, and accordingly, no amounts have been accrued for any potential recoveries.

If we experience a significant number of such fraudulent or negligent acts, our business, financial condition, liquidity and results of operations would be significantly harmed.

Defective loans may harm our business.

In connection with the sale and securitization of our loans, we are required to make a variety of customary representations and warranties regarding our company and the loans. We are subject to these representations and warranties for the life of the loan and they relate to, among other things:

•	compliance with laws;

•	regulations and underwriting standards;

•	the accuracy of information in the loan documents and loan file; and

•	the characteristics and enforceability of the loan.

A loan that does not comply with these representations and warranties may be unsaleable or saleable only at a discount, and, if such a loan is sold before we detect a non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any such losses. We believe that we have qualified personnel at all levels and have established controls to ensure that all loans are originated to the market’s requirements, but we cannot assure you that we will not make mistakes, or that certain employees will not deliberately violate our lending policies. We seek to minimize losses from defective loans by correcting flaws if possible and selling or re-selling such loans. We also create allowances to provide for defective loans in our financial statements. We cannot assure you, however, that losses associated with defective loans will not harm our results of operations or financial condition.

If the prepayment rates for our mortgage loans are higher than expected, our results of operations may be significantly harmed.

When a borrower pays off a mortgage loan prior to the loan’s scheduled maturity, the impact on us depends upon when such payoff or “prepayment” occurs. Our prepayment losses generally occur after we sell or securitize our loans and the extent of our losses depends on when the prepayment occurs. If the prepayment occurs:

•	within 12 to 18 months following a whole loan sale, we may have to reimburse the purchaser for all or a portion of the premium paid by the purchaser for the loan, again resulting in a loss of our profit on the loan; or

•	after we have securitized the loan or sold the loan in a sale with a retained interest, we lose the future income from that loan, and if we recorded a gain at the time of such securitization or sale, we may be required to record a charge against our earnings if actual prepayment rates for the related pool of loans are higher than the prepayment rates assumed in recording the gain at the time of sale or securitization.

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the securitized loans we service, 18.1% were prepaid during the year ended December 31, 2002. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

We are exposed to environmental liabilities, with respect to properties that we take title to upon a foreclosure, that could increase our costs of doing business and harm our results of operations.

In the course of our servicing activities we may foreclose and take title to residential properties and become subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. Moreover, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based upon damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations would be significantly harmed.

Statutory and Regulatory Risks

The nationwide scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

Because we originate mortgage loans in all 50 states and in the District of Columbia, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict subprime loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

Our failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of approved status;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	class action lawsuits; and

•	administrative enforcement actions.

Stockholder refusal to comply with regulatory requirements may interfere with our ability to do business in certain states.

Some states in which we operate may impose regulatory requirements on our officers and directors and persons holding certain amounts, usually 10% or more, of our common stock. If any person holding such an amount of our stock fails to meet or refuses to comply with a state’s applicable regulatory requirements for mortgage lending, we could lose our authority to conduct business in that state.

We may be subject to fines or other penalties based upon the conduct of our independent brokers.

The mortgage brokers from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. Recently, for example, the United States Federal Trade Commission (“FTC”) entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a subprime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

If we are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, we may be unable to compete effectively with financial institutions that are exempt from such restrictions.

The value of a mortgage loan depends, in part, upon the expected period of time that the mortgage loan will be outstanding. If a borrower pays off a mortgage loan in advance of this expected period, the holder of the mortgage loan does not realize the full value expected to be received from the loan. A prepayment penalty payable by a borrower who repays a loan earlier than expected helps offset the reduction in value resulting from the early payoff. Consequently, the value of a mortgage loan is enhanced to the extent the loan includes a prepayment penalty, and a mortgage lender can offer a lower interest rate and/or lower loan fees on a loan which has a prepayment penalty. Prepayment penalties are an important feature to obtain value on the loans we originate.

Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and we have relied on the federal Alternative Mortgage Transactions Parity Act (the “Parity Act”) and related rules issued in the past by the Office of Thrift Supervision (the “OTS”) to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption which federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS released a new rule that will, on its effective date, reduce the scope of the Parity Act preemption preventing us from relying on the Parity Act to preempt state restrictions on prepayment penalties. The effective date of the new rule, originally January 1, 2003, was extended by the OTS until July 1, 2003 in response to concerns from interested parties about the burdens associated with compliance. The elimination of this federal preemption will require us to comply with state restrictions on prepayment penalties. This may place us at a competitive disadvantage relative to financial institutions that will continue to enjoy federal preemption of such state restrictions because such institutions will be able to charge prepayment penalties without regard to state restrictions and thereby may be able to offer loans with interest rate and loan fee structures that are more attractive than we are able to offer.

The increasing number of federal, state and local “anti-predatory lending” laws may restrict our ability to originate or increase our risk of liability with respect to certain mortgage loans and could increase our cost of doing business.

In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called “predatory” lending practices. These laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate (“APR”) exceeds specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of or participated in the violation.

Although it is against our policy to engage in predatory lending practices, we have generally avoided originating loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations, because the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. To the extent we had in the past, and may have in the future, financing and purchasers for such loans, we have made or may make loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations. The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for subprime loans, making it difficult to fund, sell or securitize any of our loans. If we decide to relax our restrictions on loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could significantly harm our business, financial condition, liquidity and results of operations.

Risks Related to Our Capital Structure

The market price of our common stock could be volatile.

The market price for our common stock may fluctuate substantially due to a number of factors, including:

•	the issuance of new equity securities pursuant to a future offering;

•	changes in interest rates;

•	competitive developments, including announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	changes in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the subprime and non-conforming mortgage industry generally; and

•	general economic and other national conditions.

Some provisions of our certificate of incorporation and bylaws may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

Some of the provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price.

For example, our board of directors is divided into three classes. The term of the first class expires at the 2004 annual meeting of stockholders, the term of the second class expires in 2005, and the term of the third class expires in 2006. At each annual meeting of stockholders, the terms of approximately one-third of the directors will expire, and new directors will be elected to serve for three years. It will take at least two annual meetings to effect a change in control of our board of directors because a majority of the directors cannot be elected at a single meeting, which may discourage hostile takeover bids.

In addition, our certificate of incorporation authorizes the board of directors to issue up to 5,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock are outstanding and we have no present plans for the issuance of any preferred stock. The issuance of any preferred stock, however, could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

Our bylaws contain provisions that require stockholders to act only at a duly-called meeting and make it difficult for any person other than management to introduce business at a duly-called meeting by requiring such other person to follow certain notice procedures.

Finally, we are also subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. The preceding provisions of our certificate of incorporation and bylaws, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management, even if such things would be in the best interests of our stockholders.

ITEM 2.	Properties

Our national headquarters is located in San Diego, CA and includes approximately 73,800 square feet in three buildings located in the same general area. The leases for these premises expire on December 31, 2005. As of December 31, 2002, we also leased additional property in the following states and metropolitan areas ranging in size from approximately 132 to 11,500 square feet with original lease terms varying from month-to-month to ten years: Phoenix, AZ; Anaheim, Orange, Pasadena, Los Angeles, Woodland Hills, Fresno, Newark, Walnut Creek, Roseville, Sacramento, Morgan Hill and Santa Maria, CA; Lakewood, CO; St. Petersburg, FL; Atlanta, GA; Honolulu, HI; Oakwood, IL; Burtonsville, MD; Montvale, NJ; Cincinnati, OH; Oklahoma City, OK; Tigard, OR; Pittsburgh, PA; Warwick, RI; Tacoma and Bellevue, WA. We do not consider any specific leased location to be material to our operations. We believe that equally suitable alternative locations are available in all areas where we currently do business.

ITEM 3.	Legal Proceedings

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject to various legal proceedings in the ordinary course of business related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment matters. We do not believe that the resolution of these lawsuits will have a material adverse effect on our financial position or results of operations.

We are currently defending a suit that is outside of the ordinary course of business. Zimmerman et al. v. Accredited Home Lenders, Inc., was filed in Los Angeles County, California, Superior Court in July 2001. The plaintiffs are individuals who sold a retail mortgage loan business to a purchaser pursuant to a contract which provided for future payments to plaintiffs over a period of years based upon future mortgage loans originated by the business. The contract provided that, in the event control of the business was transferred by the purchaser, the purchaser’s obligations under the contract, including the future payments, either must be assumed by the transferee or the purchaser must make a lump sum payment to the plaintiffs in accordance with a formula set forth in the contract. We subsequently acquired some furniture, fixtures and equipment, assumed lease liabilities on some office branches and office equipment, and hired a number of employees of the business. We expressly did not assume liability for the future payments that were part of the original purchase transaction, nor did we hire all of the persons employed by the business, acquire all of the assets or assume all of the liabilities. The plaintiffs claim that the future payments they negotiated with the original purchaser were assumed by us as a result of the transaction between the original purchaser and us. The plaintiffs’ complaint did not contain an amount of damages sought, but a footnote to a subsequent pleading indicated that the plaintiffs believe their damages were approximately $10.0 million.

On November 14, 2001, the court granted our motion to strike the punitive and emotional damage claims of the complaint and sustained our demurrer on all counts, with leave to amend the complaint on the breach of (assumed) contractual obligations, civil conspiracy and fraudulent transfer counts. Then, on February 20, 2002, the court granted our demurrer to plaintiffs’ amended complaint on all counts with leave to amend on a “successor liability” theory. Plaintiffs subsequently failed to pursue the matter any further in the lower court, and the action was dismissed with prejudice on March 29, 2002. On May 6, 2002, however, we were served with plaintiffs’ Notice of Appeal and on July 23, 2002, plaintiffs filed their appellate brief. On November 21, 2002, we filed our appellate brief and on January 9, 2003, plaintiffs filed their reply brief. The oral argument on the appellate briefs, which had been scheduled for March 11, 2003, was postponed by the court until April 2003. We believe that the Superior Court correctly dismissed the suit at the pleadings stage, and therefore the appeal will not be successful. We also believe that if the appeal were to be successful and if the suit were to be reinstated, that the suit is without merit and would fail. However, as with all litigation, there can be no assurance that this litigation will ultimately be decided in our favor.

In December 2002, we were served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act and the consumer protection statutes of the other states in which we do business. In early January, we removed the case to the United States District Court for the Southern District of Illinois. The complaint alleges that we have a practice of misrepresenting and inflating the amount of fees we pay to third parties in connection with the residential mortgage loans we fund. Plaintiffs claim to represent a nationwide class consisting of all other persons similarly situated, that is, all persons who paid money to us to pay, or reimburse our payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. Plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court deems just and proper. On January 17, 2003, we filed an answer to the complaint but we have not yet responded to the motion for class certification. On March 19, 2003, plaintiffs’ motion to remand the case back to the state court was granted.

The state court has not yet set out a schedule for discovery or briefing of the case. In addition, there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the class. If the plaintiffs achieve nationwide class certification and are successful in their suit with respect to all third-party fees, the potential liability could materially adversely affect our business. At the present time, the ultimate outcome of this matter and the amount of liability, if any, that may result is not determinable; accordingly, no amounts have been accrued in our financial statements.

ITEM 4.	Submission of Matters to a Vote of Security Holders

In October 2002, the sole stockholder of Accredited and the shareholders of Accredited’s then parent company, jointly approved by written consent the adoption of a deferred compensation plan. Also in October 2002, the shareholders of Accredited’s then parent company approved by written consent an increase in the number of shares reserved for issuance under the 1998 Stock Option Plan of 250,000 shares.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders

Our common stock began trading on The Nasdaq National Market® under the symbol “LEND” on February 14, 2003. On March 18, 2003, the last reported sale price of our common stock on The Nasdaq National Market® was $8.20. As of March 18, 2003, there were approximately 120 stockholders of record of our common stock.

Dividends

Since 1994, we have not declared or paid any cash dividends on our common stock and do not have any present intent to pay any cash dividends now or in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws, and other factors as the Board of Directors, in its discretion, deems relevant.

Recent Sales of Unregistered Securities

The following is a summary of transactions by the Company and the Company’s predecessor, Accredited Home Lenders, Inc., its wholly owned operating subsidiary since February 2003, in the last fiscal year that were not registered under the Securities Act of 1933, as amended:

On various dates between January 1, 2002 and December 31, 2002, the Company issued options to approximately 627 employees, directors and consultants to purchase up to a total of 420,140 shares of the Company’s common stock under its 1995 Stock Option Plan, 1995 Executive Stock Option Plan and 1998 Stock Option Plan. The exercise prices per share ranged from $3.50 to $8.00. No consideration was paid to the Company by any recipient of any of the foregoing options for the grant of such options. From January 1, 2002 through December 31, 2002, 35 option holders exercised options for an aggregate of 145,468 shares of the Company’s common stock. The Company has received aggregate consideration of $141,000 in connection with the exercise of these options. The Company relied on Rule 701 of the Securities Act of 1933, as amended, in the issuance of the options and the underlying securities to these directors, employees and consultants. There were no underwriters used in connection with any of the transactions set forth above.

Use of Proceeds from Initial Public Offering

In February 2003, we registered and sold 4,493,022 shares of common stock and certain stockholders sold 5,156,978 shares of common stock pursuant to our registration statement on Form S-1 (File No. 333-91644), in our initial public offering. The effective date of the registration statement was February 14, 2003. The offering was managed by Friedman, Billings, Ramsey & Co., Inc., U.S. Bancorp Piper Jaffray Inc. and Wedbush Morgan Securities Inc. and closed on February 20, 2003 at an initial public offering price of $8.00 per share. On March 18, 2003, we sold an additional 649,993 shares of common stock and certain stockholders sold an additional 257,507 shares of common stock at an initial public offering price of $8.00 per share upon the underwriters’ partial exercise of their over-allotment option. The offering resulted in gross proceeds to us of $41.1 million, $2.9 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $3.0 million and were not paid directly or indirectly, to any director, officers, ten-percent stockholders or affiliates of the Company. Our net proceeds totaled $35.2 million, all of which we deposited into our accounts in February and March 2003. We did not receive any proceeds from the stockholders’ sale of shares in the offering and pursuant to the underwriters’ over-allotment option. As of March 18, 2003, all of the offering proceeds were not paid directly or indirectly, to any directors, officers, ten-percent stockholders or affiliates of the Company and were used to pay down a warehouse credit facility.

ITEM 6.	Selected Financial Data

The following selected operating and balance sheet data for the years ended December 31, 2000, 2001 and 2002 and as of December 31, 2001 and 2002 have been derived from our audited consolidated financial statements, which have been audited by independent auditors, and are included elsewhere in this report. The selected financial data for the years ended December 31, 1998 and 1999 and as of December 31, 1998, 1999 and 2000 have been derived from our audited consolidated financial statements, not included in this report.

The pro forma earnings per share data has been presented to show the effects of conversion of our outstanding preferred stock, warrants and convertible debt had they been converted to common stock as of January 1, 2002. The pro forma balance sheet data has been presented to show the effects of conversion of our outstanding preferred stock, warrants and convertible debt had they been converted to common stock as of December 31, 2002.

You should read the information below along with other financial information and analysis presented in this report, including the section entitled “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share amounts)
Operating Data:
Revenues:
Gain on sale of loans	$17,836	$37,387	$55,748	$81,621	$122,877
Interest income	8,681	14,344	20,264	27,714	67,861
Loan servicing income (expense)	(234)	(483)	1,149	6,308	8,371
Net gain (loss) on mortgage-related securities and derivatives	(1,476)	(306)	(765)	3,433	1,154
Other income	105	44	94	16	516

Total revenues	24,912	50,986	76,490	119,092	200,779

Expenses:
Salaries, wages and benefits	12,376	23,074	30,499	44,139	74,576
Interest expense	5,928	9,840	17,472	15,761	27,891
Occupancy	1,317	2,143	3,716	4,915	6,949
Provision for losses	674	1,860	2,467	6,787	17,669
Depreciation and amortization	485	933	1,587	1,699	2,595
General and administrative expenses	4,672	7,348	10,212	15,809	23,104

Total expenses	25,452	45,198	65,953	89,110	152,784

Income (loss) before income taxes	(540)	5,788	10,537	29,982	47,995
Income taxes	(167)	2,337	4,531	12,583	19,198

Net income (loss)	$(373)	$3,451	$6,006	$17,399	$28,797

Basic earnings (loss) per share	$(0.09)	$0.77	$1.29	$3.36	$4.99

Diluted earnings (loss) per share	$(0.09)	$0.30	$0.50	$1.32	$1.98

Weighted average shares outstanding:
Basic	4,318	4,487	4,670	5,175	5,776
Diluted	4,318	12,142	12,528	13,343	14,629

Pro forma basic earnings per share					$2.16

Pro forma diluted earnings per share					$1.98

Pro forma weighted average shares outstanding:
Basic					13,408
Diluted					14,640

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(dollars in thousands)
Other Data:
Total mortgage loan originations	$541,956	$1,110,820	$1,517,550	$2,324,398	$4,302,891
Wholesale originations	528,660	1,053,324	1,398,540	2,117,250	3,900,186
Retail originations	9,509	23,439	118,799	207,033	401,162
Other(1)	3,787	34,057	211	115	1,543
Net cost to originate(2)	4.5%	3.3%	2.9%	2.7%	2.3%
Weighted average coupon rate of mortgage loan originations	10.0%	10.3%	10.7%	9.3%	8.4%
Weighted average credit score(3)	—	598	610	619	630
Total loan sales and securitizations	$482,008	$1,048,547	$1,508,788	$1,939,950	$3,869,944
Whole loan sales	482,008	846,319	1,013,078	1,640,129	3,044,890
Loans sold with retained interests	—	202,228	321,031	299,821	75,839
Mortgage loans securitized(4)	—	—	174,679	—	749,215
Average premium received on whole loan sales(5)	4.8%	4.0%	3.5%	4.4%	4.1%
Average gain on loans sold with retained interests(5)	N/A	3.5%	4.1%	3.8%	1.9%
Total serviced loans at period end	$123,157	$394,189	$807,872	$1,298,050	$2,263,269
Total number of leased locations at period end	1	11	22	27	31
Total number of employees	343	541	671	866	1,294

Asset Quality Data (Serviced Portfolio):
Total delinquent at period end(6)	8.1%	2.8%	5.2%	5.5%	2.7%
Annual losses on serviced portfolio as a percentage of average serviced assets	0.6%	0.7%	0.2%	0.9%	0.9%
Total portfolio prepayment speed CPR(7)	53.2%	14.6%	13.9%	29.1%	18.1%

	At December 31,
	1998	1999	2000	2001	2002	2002
						(pro forma)
	(dollars in thousands)
Balance Sheet Data:
Mortgage loans held for sale, net	$98,559	$151,944	$143,900	$531,698	$972,349	$972,349
Securitized loans, net(4)	—	—	—	—	743,375	743,375
Mortgage-related securities, at fair value	6,234	8,673	25,879	22,290	8,356	8,356
Mortgage servicing rights, net	33	1,521	3,782	4,826	3,116	3,116
Total assets	119,083	175,804	189,806	603,038	1,807,330	1,807,330
Total warehouse and residual interest financing	107,986	155,028	157,361	547,063	962,285	962,285
Securitization bond financing(4)	—	—	—	—	737,548	737,548
Convertible debt	—	3,000	3,000	3,000	3,000	—
Total liabilities	111,675	164,940	172,924	569,034	1,744,208	1,741,208
Redeemable, convertible preferred stock	5,113	5,113	5,113	5,113	5,113	—
Total stockholders’ equity	2,295	5,751	11,769	28,891	58,009	66,122

(1)	Represents loans purchased from others.
(2)	Net cost to originate loans is defined as (a) operating expenses, prior to deferred origination costs, plus yield spread premiums paid, less loan servicing related costs and points and fees collected, divided by (b) origination volume. Operating expenses are comprised of salaries, wages and benefits; occupancy expense; depreciation and amortization expense; and general and administrative expenses.
(3)	Represents borrowers’ average credit score at origination obtained from one or more of the three principal credit bureaus. This information was not captured prior to the middle of 1999.
(4)	The securitization of mortgage loans in 2000 is accounted for as a sale while the securitizations of mortgage loans in 2002 are accounted for as a financing.
(5)	The average premium received on whole loan sales is computed based on the cash premiums received on whole loan sales, net of losses on related derivatives. The average gain on sale of loans sold with retained interests is computed based on the non-cash gain that results from the sale of loans with retained interests.
(6)	Delinquent is defined as loans that are 30 or more days delinquent, including loans in foreclosure and loans converted into real estate owned (REO).
(7)	The constant prepayment rate (CPR) represents a constant annualized rate of prepayment relative to the then outstanding principal balance of securitized loans we service.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the section entitled “ITEM 1. Business—Risk Factors That May Affect Future Results” and elsewhere in this report.

General

We are a nationwide mortgage banking company that originates, finances, sells, securitizes and services subprime mortgage loans secured by single-family residences. We focus on borrowers who do not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. We originate our loans primarily through independent mortgage brokers across the United States and, to a lesser extent, through our direct sales force in our retail offices. We primarily sell our loans in whole loan sales and, to a lesser extent, we sell our loans with retained interests or we securitize our loans.

Revenue Model

Our operations generate revenues in three ways:

•	Gain on sale of loans. We generate gain on sale of loans by selling the loans we originate for a premium. This accounts for a substantial percentage of our revenues.

•	Interest income. We have two primary components to our interest income. We generate interest income on loans held for sale from the time we originate the loan until the time we sell the loan. This interest income is partially offset by our borrowing costs under our warehouse facilities used to finance these loans. We also generate interest income over the life of the loan on the loans we have securitized in structures that require financing treatment. This interest is partially offset by the interest we pay on the bonds that we issue to fund these loans.

•	Loan servicing income. Our loan servicing income represents all contractual and ancillary servicing revenue for loans we service for others, net of subservicing costs and amortization of mortgage servicing rights. Subservicing costs are the amounts we pay to others to service loans on our behalf.

Our revenues also include net gain (loss) on mortgage-related securities and derivatives which reflect changes in the value of these instruments based on market conditions.

Financial Highlights

Our operations consist primarily of originating loans that we pool and sell in the secondary markets. We conduct an analysis to find and select the most profitable disposition strategy for each loan. The majority of our loan sales have been structured as whole loan sales where we have disposed of our entire interest in the loans and produced immediate cash gains. To a lesser extent, we have sold loans in securitizations structured as sales and other transactions where we retain the right to receive a portion of the cash flows generated by the loans. We have retained the rights to service some of the loans that we have sold and securitized. Additionally, we have begun using structures that require financing treatment rather than sale treatment for our securitizations. In the third and fourth quarters of 2002, we completed two securitizations that were structured this way. In the future, to the extent we continue to complete these types of securitizations, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise. This “portfolio-based” accounting more closely matches the recognition of income with the actual receipt of cash payments. Also, such securitization structures are consistent with our strategy to predominantly generate cash-based earnings rather than non-cash gain on sale revenue. Our recent financial highlights include:

•	Loan originations. We have increased our loan originations every year since inception. For the year ended December 31, 2001 and 2002, we originated $2.3 billion and $4.3 billion of loans, respectively. Our wholesale channel, which originates loans through independent mortgage brokers, originated $2.1 billion of loans in 2001 and $3.9 billion in 2002. As our operations have expanded, we have substantially reduced our cost to originate loans. In 1997, our average net origination cost was 5.2%. In 2001 and 2002, it was 2.7% and 2.3%, respectively. We calculate our cost to originate loans as (a) operating expenses, prior to deferred origination costs, plus yield spread premiums paid, less loan servicing related costs and points and fees collected, divided by (b) origination volume. Operating expenses are comprised of salaries, wages and benefits; occupancy expense; depreciation and amortization expense; and general and administrative expenses.

•	Whole loan sales—cash gain on sale. Over 75% of the loans we sold during the three years ended December 31, 2002, were for a cash premium in whole loan sales. During 2001 and 2002, 84.5% and 78.7% of our loan dispositions were whole loan sales with an average cash premium, net of losses on related derivatives, of 4.4% and 4.1%, respectively.

•	Mortgage-related securities—retained interests. From time to time, we have sold loans to third parties or securitized loans in transactions structured as a sale where we have retained the right to receive certain future payments generated by such loans. During 2001 and 2002, 15.5% and 2.0% of our loan dispositions were loan sales with retained interests which were booked with an average noncash gain on sale of 3.8% and 1.9%, respectively. As of December 31, 2002, the fair value of our retained interests totaled $8.4 million.

•	Servicing. Prior to 2000, we retained the right to service only a small portion of the loans that we originated and sold or securitized. We increased our loan servicing portfolio in 2000, 2001 and 2002 by retaining the rights to service over 30%, 15% and 21%, respectively, of the loans we sold or securitized in sale or financing transactions. For securitizations structured as a financing, while we retain servicing of these loans, we do not record any mortgage servicing rights related to them. In addition, in 2001 we started to internally service a large portion of our loans that were previously subserviced by third parties. Our loans serviced as of December 31, 2002 totaled $2.3 billion and the related mortgage servicing rights totaled $3.1 million. Any additional securitizations will substantially increase our servicing portfolio.

Accounting for Our Loan Sales

We have sold our loans in transactions that have been accounted for in our financial statements as:

•	whole loan sales;

•	loan sales with retained interests;

•	securitizations structured as a sale; and

•	securitizations structured as a financing.

In the first three cases, the transaction was structured as a sale of mortgage loans for legal and accounting purposes. When we sold our mortgage loans in whole loan sale transactions, we disposed of our entire interest in the loans. When we entered into loan sales with retained interests and securitizations structured as a sale, we retained interests (other than mortgage servicing rights) in certain cash flows to be generated from the pools of loans that we sold. The retained interests in both types of transactions are referred to as “mortgage-related securities.”

In the third and fourth quarters of 2002, we completed our first two securitizations structured as financings. The transactions were legally structured as sales of mortgage loans, but for accounting purposes were structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. When we enter into a securitization structured as a financing, the loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction. This “portfolio-based” accounting more closely matches the recognition of income with the actual receipt of cash payments. Also, such securitization structures are consistent with our strategy to predominantly generate cash-based earnings rather than non-cash gain on sale revenue.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, our management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates.

Pursuant to our critical accounting policies the following reflect significant judgments by management:

•	Gain on sale of loans and fair value of mortgage-related securities;

•	Mortgage servicing rights valuation;

•	Provision for losses; and

•	Interest rate risk, derivatives and hedging.

Gain on Sale of Loans and Fair Value of Mortgage-Related Securities

Our gain on sale of loans has consisted of primarily cash gain that resulted from whole loan sales and, to a lesser extent, non-cash gain that resulted from the fair value of our mortgage-related securities. We also record subsequent changes to the fair value of our mortgage-related securities in our income statement and to the asset on our balance sheet. In each case, the determination of fair value requires significant judgments by our management.

Our sales may be either on a servicing retained or released basis. If we retain the right to service the loans that we have sold, we may also record non-cash gain on sale related to the value of those servicing rights. See our further discussion below and under the heading “Mortgage Servicing Rights Valuations.”

Gain on Sale

Gains or losses resulting from our loan sales are recorded at the time of sale. Upon sale, we allocate the book value of the loans sold among the value of the loans and any mortgage-related securities and mortgage servicing rights we retain in the transaction. The gain on sale that we record is primarily based on the difference between (i) the sum of the cash received plus the value of any mortgage-related securities and mortgage servicing rights generated by the transaction and (ii) the book value that we had allocated to the loans sold. At the closing of a sale with retained interests or a securitization structured as a sale, we remove the mortgage loans held for sale and related warehouse debt from our consolidated balance sheet and add to our consolidated balance sheet the net cash received, the estimated fair value of the mortgage-related securities generated by the transaction, and the allocated book value of any mortgage servicing rights generated by the transaction.

Typically, our gain on sale recorded for whole loan sales has been cash gain. In a transaction structured as a loan sale with retained interests, the majority of the gain on sale we have recorded is non-cash gain based on the fair value of the mortgage-related securities retained in the transaction. Typically, the gain on sale we have recorded on securitizations structured as a sale has also been the non-cash gain based on the fair values of the mortgage-related securities we retain.

Gain on sale revenue is recorded at the time we sell loans or securitize loans in transactions structured as a sale, but not when we securitize loans in a transaction structured as a financing. Accordingly, our financial results are significantly impacted by the timing of our loan sales and the securitization structure we may elect to implement. If we hold a significant pool of loans at the end of a reporting period, those loans will remain on our balance sheet, along with the related debt used to fund the loans. The revenue that we generate from those loans will not be recorded until the subsequent reporting period when we sell the loans. Reductions in gain on sale revenue may also occur in a period if we elect to complete a securitization structured as a financing rather than a transaction that would generate gain on sale revenue. A number of factors influence the timing of our loan sales and our targeted disposition strategy, including the current market demand for our loans, liquidity needs, and our strategic objectives. Our management has from time to time delayed the sale of loans to a later period, and may do so again in the future.

Accounting for Mortgage-Related Securities

We measure our mortgage-related securities like debt securities classified as trading securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. When we enter into a loan sale transaction that generates a mortgage-related security, we record the fair value of that security as an asset on our balance sheet. Thereafter, we measure the fair value of the mortgage-related securities at each reporting date. Any change in fair value since the end of the prior period is recorded in our results of operations as an unrealized gain or loss. The carrying value of mortgage-related securities on our balance sheet is also increased or decreased accordingly.

How We Determine Fair Value of Mortgage-Related Securities

We are not aware of any active market for the sale of our mortgage-related securities. Accordingly, our estimate of fair value is subjective. We determine the fair value by discounting the estimated net future cash flows using assumptions that market participants would use, including assumptions about interest rates, credit losses, and prepayment speeds. The net future cash flows expected to be received include the interest paid by the borrowers on the loans and prepayment penalties, less amounts paid to other parties with interests in the loans, estimated credit losses, servicing fees, as well as mortgage insurance fees, guarantee fees, and trustee fees for securitizations. Our receipt of such cash flows may be delayed to the extent that the loan sale agreement does not require cash flows to be paid to us until they reach certain levels specified in such agreement.

In the years ended December 31, 2001 and 2002, we recorded non-cash gain on sale of 3.8% and 1.9%, respectively, and our cash premiums for whole loan sales, net of losses on related derivatives, were 4.4% and 4.1%, respectively.

Our estimate of the fair value of our mortgage-related securities could decrease if our actual cash flows from our mortgage-related securities are different than originally estimated, or if economic factors or market analyses cause us to change the assumptions we use to value mortgage-related securities. In particular, if we increase the loss or discount rate that we apply or if we have a significant increase in our prepayment rates, the fair value of our mortgage-related securities would decrease. Any decrease in the fair value would adversely affect our results of operations and the assets we carry on our balance sheet.

Securitizations Structured as a Financing

While we continue to generate the majority of our earnings and cash flows from whole loan sales, we intend to continue to complete some securitizations and other transactions in which we retain an interest in the mortgage loans that we have sold. These transactions will continue to be legally structured as sales, but for accounting purposes may be structured as a financing under SFAS No. 140. This “portfolio-based” accounting more closely matches the recognition of income with the actual receipt of cash payments. Also, such securitization structures are consistent with our strategy to predominantly generate cash-based earnings rather than non-cash gain on sale revenue. Because we do not record gain on sale revenue in the period in which the securitization structured as a financing occurs, the use of such portfolio-based accounting structures will result in differences in expected future results of operations as compared to historical results. We completed our first two securitizations structured as a financing in the third and fourth quarters of 2002.

Mortgage Servicing Rights Valuations

We recognize as a separate asset the rights to service mortgage loans for others once such rights are contractually separated from the underlying loans. We amortize mortgage servicing rights in proportion to and over the period of the estimated net servicing income and we record these rights at the lower of amortized cost or fair value. We determine the fair value of mortgage servicing rights based upon the present value of estimated net future cash flows related to contractually specified servicing fees, which may include the rights to prepayment penalties. All of the mortgage servicing rights that we have recorded arise from rights to prepayment penalties.

Key assumptions we use to value mortgage servicing rights include prepayment speeds and discount rates. Actual prepayments generally differ from our initial estimates. If actual prepayment rates are different than we originally estimated, we may receive less mortgage servicing income, which could reduce the value of our mortgage servicing rights. We periodically evaluate our mortgage servicing rights for impairment, which is measured as the excess of carrying value over fair value. In the event of impairment, the adjustment is recognized in our consolidated statements of operations. Any impairment recorded as a result of higher-than-estimated prepayment rates is partially offset by the related higher levels of prepayment penalty income.

Under the portfolio-based accounting structure, we do not record any mortgage servicing rights.

Provisions for Losses

We have provided market valuation adjustments on certain nonperforming loans, other loans we hold for sale and real estate owned. These adjustments are based upon our estimate of expected losses and are based upon the value that we could reasonably expect to obtain from a sale, other than in a forced or liquidation sale. An allowance for losses on securitized loans is recorded in an amount sufficient to maintain adequate coverage for probable losses on such loans. We also record a reserve for liabilities associated with loans sold which we may be requested to repurchase due to breaches of representations and warranties and first payment defaults.

Our estimate of expected losses could increase if our actual loss experience or repurchase activity is different than originally estimated, or if economic factors change the value we could reasonably expect to obtain from a sale. In particular, if actual losses increase or if values reasonably expected to be obtained from a sale decrease, the provision for losses would increase. Any increase in the provision for losses would adversely affect our results of operations.

Interest Rate Risk, Derivatives and Hedging

We regularly securitize and sell fixed and variable rate loans. We face three primary types of interest rate risk: during the period from approval of a loan application through loan funding; on our loans held for sale from the time of funding to the date of sale; and on the loans underlying our mortgage-related securities and on our securitized loans subject to portfolio-based accounting.

Interest rate risk exists during the period from approval of a loan application through loan funding and from the time of funding to the date of sale because the premium earned on the sale of these loans is partially contingent upon the then-current market rate of interest for loans as compared to the contractual interest rate of the loans. Our use of derivatives is intended to mitigate the volatility of earnings associated with fluctuations in the gain on sale of loans due to changes in the current market rate of interest.

The interest rate risk on the loans underlying our mortgage-related securities and on our securitized loans subject to portfolio-based accounting exists because some of these loans have fixed interest rates for a period of two or three years while the rate passed through to the investors in the mortgage-related securities and the holders of the securitization bonds is based upon an adjustable rate. Our use of derivatives is intended to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) on the mortgage-related securities and changes in the cash flows of our securitized loans subject to portfolio-based accounting due to changes in LIBOR rates.

As part of our interest rate management process, we use derivative financial instruments such as options and futures. It is not our policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

During 2002, we began using hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge our mortgage loans held for sale and securitized loans. We designate certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair value of mortgage loans held for sale and securitized loans, we are using derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instrument and mortgage loans are recognized in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale recognized as a result of hedge accounting is reversed at the time we sell the mortgage loans. This results in a correspondingly higher or lower gain on sale revenue at such time. Any change in the fair value of securitized loans is amortized over the fixed rate period of the loan on a level yield basis. This results in a corresponding adjustment to interest income. The net amount recorded in the consolidated statements of operations is referred to as hedge ineffectiveness. For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur or when such instruments are settled.

Our use of hedge accounting under SFAS No. 133 is intended to reduce the volatility in revenues due to fluctuations in interest rates.

Results Of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2000	2001	2002
Revenues:
Gain on sale of loans	72.9%	68.5%	61.2%
Interest income	26.5	23.3	33.8
Loan servicing income	1.5	5.3	4.2
Net gain (loss) on mortgage-related securities and derivatives	(1.0)	2.9	0.6
Other income	0.1	0.0	0.2

Total revenues	100.0%	100.0%	100.0%

Expenses:
Salaries, wages and benefits	39.9%	37.1%	37.1%
Interest expense	22.8	13.2	13.9
Occupancy	4.9	4.1	3.5
Provision for losses	3.2	5.7	8.8
Depreciation and amortization	2.1	1.4	1.3
General and administrative expenses	13.3	13.3	11.5

Total expenses	86.2	74.8	76.1

Income before income taxes	13.8	25.2	23.9
Income taxes	5.9	10.6	9.6

Net income	7.9%	14.6%	14.3%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2002

Revenues

Total Revenues.    Total revenues increased 68.6% from $119.1 million for the year ended December 31, 2001 to $200.8 million for the year ended December 31, 2002. This increase was due to increases in gain on sale of loans of $41.3 million, interest income of $40.1 million, and loan servicing income of $2.1 million, offset by a decrease in net gain on mortgage-related securities and derivatives of $2.3 million.

Gain on Sale of Loans.    Total gain on sale of loans increased 50.5% from $81.6 million for the year ended December 31, 2001 to $122.9 million for the year ended December 31, 2002.

The components of the gain on sale of loans are illustrated in the following table:

	Year Ended December 31,
	2001	2002
	(dollars in thousands)
Gain on whole loan sales	$72,096	$140,459
Gain on sale of loans with retained interests	11,349	1,423
Provision for premium recapture	(757)	(1,099)
Net loss on derivatives	(194)	(20,101)
Origination fees, net of costs	(873)	2,195

Gain on sale of loans	$81,621	$122,877

Gain on whole loan sales increased 94.8% from $72.1 million for the year ended December 31, 2001 to $140.5 million for the year ended December 31, 2002 due to higher whole loan sales volume in 2002 as compared to 2001. Total whole loan sales increased 85.6% from $1.6 billion for the year ended December 31, 2001 to $3.0 billion for year ended December 31, 2002. This increase was due to an increase in loan originations of 85.1% from $2.3 billion for the year ended December 31, 2001 to $4.3 billion for the year ended December 31, 2002. The average whole loan sales premium, net of losses on related derivatives, was 4.4% for the year ended December 31, 2001 and 4.1% for the year ended December 31, 2002.

Gain on sale of loans with retained interests decreased 87.5% from $11.3 million for the year ended December 31, 2001 to $1.4 million for the year ended December 31, 2002 due to a decrease in loans sold with retained interests of 74.7% from $299.8 million for the year ended December 31, 2001 to $75.8 million for the year ended December 31, 2002. The decrease in gain on sale also resulted from increasing market interest rates during the warehouse financing period for these loans sold in the year ended December 31, 2002. Additionally, the lower gain on sale resulted from changes in our assumptions used to value the mortgage-related securities generated by these sales to reflect current market assumptions, principally an increase in the discount rate from a range of 12% to 15% during the year ended December 31, 2001 to 15% during the year ended December 31, 2002 and an increase in the cumulative loss rate from a range of 3.1% to 4.1% during the year ended December 31, 2001 to 4.6% for the year ended December 31, 2002. We generated gain on a sale from loans with retained interests pursuant to contractual commitments which we fulfilled in the first quarter of 2002. We have no current commitments to complete transactions that would result in non-cash gain on sale. The average gain on sale for loans sold with retained interests decreased from 3.8% for the year ended December 31, 2001 to 1.9% for the year ended December 31, 2002.

Provision for premium recapture represents our estimate of the potential refunds of premium received on loan sales during the period. Provision for premium recapture was $757,000 for the year ended December 31, 2001 compared to $1.1 million for the year ended December 31, 2002.

Net loss on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage our interest rate risk associated with our mortgage loans held for sale from the time of funding commitment to sale commitment. We enter into these transactions to offset fluctuations in interest rates that affect our premiums earned on the sale of these loans. The net loss on derivatives increased from $194,000 for the year ended December 31, 2001 to $20.1 million for the year ended December 31, 2002. This increase was due to a decrease in LIBOR rates from the date the derivative was purchased through either December 31, 2002, for derivatives still outstanding, or to the date the derivative was settled. During August 2002, we began using hedge accounting under SFAS No. 133 for certain derivative financial instruments used to hedge our mortgage loans held for sale. The fair value of the mortgage loans held for sale subject to hedge accounting increased by $3.0 million at December 31, 2002. This increase in fair value was recorded to mortgage loans held for sale as an adjustment to their carrying basis at December 31, 2002 and to unrealized gain on derivatives for the year ended December 31, 2002. If hedge accounting had not been utilized, the net loss on derivatives would have been $3.0 million higher for the year ended December 31, 2002.

Origination fees received, net of direct loan origination costs incurred, on mortgage loans on loans held for sale are deferred and recognized in the consolidated statements of operations when the related loans are sold. The origination fees, net of costs increased from $873,000 in expense for the year ended December 31, 2001 to $2.2 million in revenue for the year ended December 31, 2002 due to an increase in origination volume and loan sales and an increase in origination fees, net of broker fees paid, per loan originated for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

Interest Income.    Interest income represents the interest earned on our mortgage loans held for sale during the period prior to their sale or securitization, interest earned on securitized loans subject to portfolio-based accounting and, to a lesser extent, interest accreted on our mortgage-related securities. We do not accrue interest for mortgage loans that are 90 days or more delinquent. Interest income increased 144.9% from $27.7 million for the year ended December 31, 2001 to $67.9 million for the year ended December 31, 2002. The increase in interest income was due to an increase in the average inventory of loans held for sale and securitized loans from $241.5 million during the year ended December 31, 2001 to $852.3 million during the year ended December 31, 2002. Our average inventory of mortgage loans increased as we increased loan production volume and intentionally extended the holding period, which was partially offset by a decrease in weighted average interest rate on the inventory of mortgage loans. In addition, we completed two securitizations of $749.2 million of mortgage loans in the second half of 2002 that are accounted for as financings. Interest income of $13.9 million was recognized on the securitized loans for the year ended December 31, 2002. In the future, to the extent we continue to complete these types of securitizations, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise.

Loan Servicing Income.    Loan servicing income represents all contractual and ancillary servicing revenue for loans we service for others, net of subservicing costs and amortization of mortgage servicing rights. Subservicing costs are the amounts we pay to others to service loans on our behalf. Loan servicing income increased 32.7% from $6.3 million for the year ended December 31, 2001 to $8.4 million for the year ended December 31, 2002. The increase resulted from an increase in the loans we serviced from $1.3 billion at December 31, 2001 to $2.3 billion at December 31, 2002, as we started to internally service a large portion of the loans previously subserviced, offset by a decrease in the related subservicing costs of $452,000. This increase was slightly offset by an increase in the amortization of mortgage servicing rights of $773,000 for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

Net Gain (Loss) on Mortgage-Related Securities and Derivatives.    Net gain on mortgage-related securities and derivatives decreased 66.4% from $3.4 million for the year ended December 31, 2001 to $1.2 million for the year ended December 31, 2002.

Net gain on mortgage-related securities increased 70.1% from $4.6 million for the year ended December 31, 2001 to $7.8 million for the year ended December 31, 2002. The gains in both periods were due to declining LIBOR rates throughout the period, which effect was reduced by changes in our assumptions used to value the mortgage-related securities to reflect current market conditions, principally an increase in the cumulative loss rate of a range of 4.6% to 4.85% at December 31, 2001 to a range of 4.82% to 5.0% at December 31, 2002. When LIBOR rates decline, the value of our mortgage-related securities increases because interest rates on some loans underlying the mortgage-related securities are fixed for the first two to three years of the loan, while the amount payable on related senior interest decreases with LIBOR, thereby increasing the net interest income we expect to receive from the mortgage-related securities.

Net gain (loss) on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage the interest rate risk associated with our mortgage-related securities. The risk arises because the cash we receive from our mortgage-related securities is dependent on the difference between the interest rates on the underlying loans and the yield payable to the senior security holders, or payable to the purchaser of the loans in the case of a sale with retained interests. The majority of the loans underlying our mortgage-related securities have interest rates which are fixed for the first two or three years, while the yield payable to the senior interests or purchaser changes monthly based upon short-term LIBOR. Net loss on derivatives increased from $1.2 million for the year ended December 31, 2001 to $6.7 million for the year ended December 31, 2002 due to a decrease in LIBOR rates from the date the derivative was purchased through December 31, 2002, for the derivatives still outstanding, or to the date the derivative was settled.

Expenses

Total Expenses.    Total expenses increased 71.5% from $89.1 million for the year ended December 31, 2001 to $152.8 million for the year ended December 31, 2002. The increase was the result of higher salaries, wages, and benefits expense, an increase in interest expense of $12.1 million, an increase in provision for losses of $10.9 million and increases in other variable operating expenses associated with growth in loan volume and in the number of employees.

Salaries, Wages and Benefits.    Salaries, wages and benefits increased 69.0% from $44.1 million for the year ended December 31, 2001 to $74.6 million for the year ended December 31, 2002. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses related to loan production volume and profits. The total number of employees increased by 49.4% from 866 at December 31, 2001 to 1,294 at December 31, 2002.

Interest Expense.    Interest expense represents the interest incurred on all outstanding debt and securitization bond financing, as well as other costs associated with accessing our credit facilities. Interest expense increased 77.0% for the year ended December 31, 2001, to the year ended December 31, 2002. Our average outstanding borrowings, excluding securitization bond financing, increased from $265.9 million to $687.9 million consistent with the increase in the average inventory of loans held for sale; however our average borrowing rate, excluding securitization bond financing, decreased from 5.08% for the year ended December 31, 2001, to 3.23% for the year ended December 31, 2002. For the year ended December 31, 2002, interest expense of $5.9 million was recognized on the securitization bond financing which has been outstanding since the second half of 2002. As we increase the number of loans we securitize in transactions structured as financings, our related bond debt will increase which will result in an increase in our interest expense.

Occupancy.    Occupancy expense increased 41.4% from $4.9 million for the year ended December 31, 2001 to $6.9 million for the year ended December 31, 2002. The increase resulted from growth in the total number of office sites leased from 27 at December 31, 2001 to 31 at December 31, 2002 due to our penetration in new geographic markets, as well as an increase in square footage in some existing sites.

Provision for Losses.    Provision for losses increased 160.3% from $6.8 million for the year ended December 31, 2001 to $17.7 million for the year ended December 31, 2002 due to an increase in our provisions for: market reserve on loans of $3.5 million, reserve for repurchases of $380,000, reserve for real estate owned of $1.6 million; the establishment of the allowance for losses on securitized loans of $4.6 million; and an increase in our net losses on real estate owned of $862,000. The increases in our market reserve on loans resulted from an increase in our mortgage loans held for sale of $442.1 million, an increase in our nonperforming loan portfolio and higher loss severity assumptions. Additionally, our reserve for repurchases increased due to a substantial increase in our loan origination volume and changes in market terms to longer early-payment default covenants, which resulted in an increase in our repurchase expectations. Further, we elected to repurchase certain defaulted loans from prior securitizations in order to improve and enhance the cash-flow characteristics of those securitizations.

General and Administrative.    General and administrative expenses increased 46.1% from $15.8 million for the year ended December 31, 2001 to $23.1 million for the year ended December 31, 2002. This increase resulted from an increase in loan origination volume and an increase in the number of employees, as compared to 2001.

Income Taxes.    Income taxes increased 52.6% from $12.6 million for the year ended December 31, 2001 to $19.2 million for the year ended December 31, 2002. This increase was a result of a 60.1% increase in income before taxes from the year ended December 31, 2001 to the year ended December 31, 2002, partially offset by a decrease in our effective tax rate from 42.0% for the year ended December 31, 2001 to 40.0% for the year ended December 31, 2002. The two major components of our effective tax rate are the federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state and in the District of Columbia. As our operations and profits have expanded in various states, it has created changes in our effective tax rate depending upon each particular state’s structure and rate.

Year Ended December 31, 2000 Compared to Year Ended December 31, 2001

Revenues

Total Revenues.    Total revenues increased 55.7% from $76.5 million for the year ended December 31, 2000 to $119.1 million for the year ended December 31, 2001. This increase was due to increases in gain on sale of loans of $25.9 million, interest income of $7.5 million, loan servicing income of $5.2 million and net gain on mortgage-related securities and derivatives of $4.2 million.

Gain on Sale of Loans.    Total gain on sale of loans increased 46.4% from $55.7 million for the year ended December 31, 2000 to $81.6 million for the year ended December 31, 2001.

The components of the gain on sale of loans are illustrated in the following table:

	Year Ended December 31,
	2000	2001
	(dollars in thousands)
Gain on whole loan sales	$35,058	$72,096
Gain on sale of loans with retained interests	13,123	11,349
Gain on securitization	7,382	—
Provision for premium recapture	(442)	(757)
Net loss on derivatives	—	(194)
Origination fees, net of costs	627	(873)

Gain on sale of loans	$55,748	$81,621

Gain on whole loan sales increased 105.6% from $35.1 million for the year ended December 31, 2000 to $72.1 million for the year ended December 31, 2001, due to higher whole loan sales volume in 2001 and an increase in average whole loan sales premium for the year ended December 31, 2001 as compared to the year ended December 31, 2000. Total whole loan sales increased 61.9% from $1.0 billion for the year ended December 31, 2000 to $1.6 billion for the year ended December 31, 2001. The average whole loan sales premium increased from 3.5% for the year ended December 31, 2000 to 4.4% for the year ended December 31, 2001 due to increased market demand and generally declining interest rates in 2001.

Gain on sale of loans with retained interests decreased by 13.5% from $13.1 million for the year ended December 31, 2000 to $11.3 million for the year ended December 31, 2001, due to a decrease in volume of loans sold. Loans sold with retained interests decreased 6.6% from $321.0 million for the year ended December 31, 2000 to $299.8 million for the year ended December 31, 2001. Additionally, such gain on sale decreased due to a change in our assumptions used to value the mortgage-related securities generated by these sales to reflect current market assumptions, principally an increase in the discount rate from 12% for the year ended December 31, 2000 to a range of 12% to 15% for the year ended December 31, 2001 and cumulative loss rates from 3.1% for the year ended December 31, 2000 to a range of 3.1% to 4.1% for the year ended December 31, 2001. The average gain on sale for loans sold with retained interests decreased from 4.1% for the year ended December 31, 2000 to 3.8% for the year ended December 31, 2001.

Gain on securitization of $7.4 million for the year ended December 31, 2000 represents the one-time recognition of gain for securitizations structured as sales of mortgage loans. No such securitization was initiated during the year ended December 31, 2001.

Provision for premium recapture was $442,000 for the year ended December 31, 2000, as compared to $757,000 for the year ended December 31, 2001.

The net loss on derivatives did not significantly change for the year ended December 31, 2000, as compared to the year ended December 31, 2001.

Origination fees, net of costs decreased from $627,000 in revenue for the year ended December 31, 2000 to $873,000 in expense for the year ended December 31, 2001 due to significant increases in commissions earned by the loan production staff and fees paid to brokers for the year ended December 31, 2001 as compared to December 31, 2000. Total commissions earned by production staff increased 106.3% from $6.6 million for the year ended December 31, 2000 to $13.5 million for the year ended December 31, 2001, while loan originations increased by 53.2% during the comparable periods. Total fees paid to independent brokers increased 46.6% from $7.3 million for the year ended December 31, 2000 to $10.7 million for the year ended December 31, 2001.

Interest Income.    Interest income increased 36.8% from $20.3 million for the year ended December 31, 2000 to $27.7 million for the year ended December 31, 2001 due to an increase in the average inventory of loans held for sale from $153.9 million during 2000 to $241.5 million during 2001, partially offset by a decrease in average weighted interest rate on the inventory of mortgage loans held for sale.

Loan Servicing Income.    Loan servicing income increased 449.0% from $1.1 million for the year ended December 31, 2000 to $6.3 million for the year ended December 31, 2001. The increase was due to a higher average loan servicing portfolio balance, as we started to internally service a large portion of the loans previously subserviced, as well as an increase in prepayment penalty income due to the decrease in interest rates and resulting borrower refinancings. The loan servicing portfolio increased from $807.9 million at December 31, 2000 to $1.3 billion at December 31, 2001.

Net Gain (Loss) on Mortgage-Related Securities and Derivatives.    Net gain (loss) on mortgage-related securities and derivatives increased from a loss of $765,000 for the year ended December 31, 2000 to a gain of $3.4 million for the year ended December 31, 2001, due to the decline in interest rates throughout 2001.

Net gain (loss) on mortgage-related securities increased from a $367,000 loss for the year ended December 31, 2000 to a $4.6 million gain for the year ended December 31, 2001 due to declining LIBOR rates throughout 2001 as compared to 2000, which effect was offset by changes in our assumptions used to value the mortgage-related securities to reflect current market conditions, principally an increase in the discount rate from 12% at December 31, 2000 to 15% at December 31, 2001 and cumulative loss rates from a range of 3.0% to 3.87% at December 31, 2000 to a range of 4.6% to 4.85% at December 31, 2001. When LIBOR rates decline, the value of our mortgage-related securities increases because interest rates on some of the loans underlying the mortgage-related securities are fixed for the first two to three years of the loan, while the amount payable on the related senior interests decreases with LIBOR, thereby increasing the net interest income we expect to receive from the mortgage-related securities.

Net loss on derivatives increased 195.5% from $398,000 for the year ended December 31, 2000 to $1.2 million for the year ended December 31, 2001 due to the increase in volume of derivative activity.

Expenses

Total Expenses.    Total expenses increased 35.1% from $66.0 million for the year ended December 31, 2000 to $89.1 million for the year ended December 31, 2001.

Salaries, Wages and Benefits.    Salaries, wages and benefits increased 44.7% from $30.5 million for the year ended December 31, 2000 to $44.1 million for the year ended December 31, 2001. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses as a result of increased loan origination volume and profits. The total number of employees increased 29.1% from 671 at December 31, 2000 to 866 at December 31, 2001.

Interest Expense.    Interest expense decreased 9.8% from $17.5 million for the year ended December 31, 2000 to $15.8 million for the year ended December 31, 2001 due to a decrease in average funding costs from 8.2% to 5.1% as a result of the decrease in the average rate of LIBOR. Such decrease was partially offset by an increase in average outstanding borrowings from $172.8 million to $265.9 million for the years ended December 31, 2000 and 2001, respectively.

Occupancy.    Occupancy expense increased 32.3% from $3.7 million for the year ended December 31, 2000 to $4.9 million for the year ended December 31, 2001. The increase resulted from growth in the total number of office sites leased from 22 at December 31, 2000 to 27 at December 31, 2001, due our penetration in new geographic markets, as well as an increase in square footage in some existing sites.

Provision for Losses.    Provision for losses increased 175.1% from $2.5 million for the year ended December 31, 2000 to $6.8 million for the year ended December 31, 2001. This increase related to an increase in reserve levels. Reserves were increased due to a $389.8 million increase in loans held for sale, the creation of a $1.5 million repurchase reserve due to changes in market terms to longer early-payment default covenants, which resulted in an increase in our repurchase expectations, a $1.1 million increase in our nonperforming loan and real estate owned portfolio, from December 31, 2000 to December 31, 2001 and higher loss severity assumptions. During 2001, we discovered that an employee had misappropriated funds from us in concert with third parties, resulting in an overstatement of losses on real estate owned, which are included in the provision for losses in our consolidated statements of operations for the years ended December 31, 1999 through 2001. We have estimated that approximately $800,000 was misappropriated from us during that period. We have filed an insurance claim to recover the misappropriated funds. During 2002, we recovered $340,000 of the loss from our insurance claim, which is included in other income in the consolidated statements of operations. During the first quarter of 2003, we recovered an additional $359,000 from our insurance claim. Our ability to recover such losses is uncertain, and accordingly, no amounts have been accrued for any potential recoveries.

General and Administrative.    General and administrative costs increased 54.8% from $10.2 million for the year ended December 31, 2000 to $15.8 million for the year ended December 31, 2001, due to increased loan volume, the implementation of a new loan origination system, increased number of employees and marketing related expenses.

Income Taxes.    Income taxes increased 177.7% from $4.5 million for the year ended December 31, 2000 to $12.6 million for the year ended December 31, 2001. This increase resulted from a corresponding 184.5% increase in income before taxes from the year ended December 31, 2000 to December 31, 2001, offset by a decrease in our effective tax rate from 43.0% for the year ended December 31, 2000 to 42.0% for the year ended December 31, 2001.

Liquidity And Capital Resources

As a mortgage banking company, our primary cash requirements include the funding of (1) mortgage loan originations, including principal, as well as origination costs such as commissions and broker premiums, (2) interest expense on and repayment of principal on warehouse credit facilities and securitization bond financing, (3) operational expenses, (4) servicing advances, (5) hedging margin requirements, and (6) tax payments. We fund these cash requirements with cash received from (1) loan sales, (2) borrowings under warehouse credit facilities and securitization bond financing secured by mortgage loans, (3) cash distributions from our mortgage-related securities, (4) interest collections on loans held for sale, (5) servicing fees and other servicing income, and (6) points and fees collected from the origination of loans.

We use borrowings to finance a significant portion of our loan originations. It is our intention to establish a maximum leverage ratio, defined as our total liabilities divided by our stockholders’ equity, of approximately 14:1 by the end of the first quarter of 2004. Prior to that time, we will likely exceed this leverage ratio from time to time, although our equity will increase, and our leverage will decrease, from December 31, 2002 to the end of the first quarter of 2003, as a result of the proceeds from our initial public offering and net income from operations.

Our liquidity strategy is to maintain sufficient and diversified warehouse credit facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to maintain the ability to execute our own securitizations. This provides us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate. During the years ended December 31, 2000, 2001 and 2002, we had negative operating cash flows of approximately

$700,000, $373.7 million and $1.2 billion, respectively, which resulted from the use of approximately $1.5 billion, $2.4 billion and $4.4 billion, respectively, of cash for new loan originations and purchases offset by cash proceeds from the sale of loans of $1.5 billion, $2.0 billion and $3.2 billion, respectively. We intend to continue to concentrate on improving cash flow in order to maintain cash-flow positive operations. There can be no assurance that we will be able to achieve these goals and operate on a cash-flow neutral or cash-flow positive basis.

We use our various warehouse credit facilities to finance the actual funding of our loan originations. We then sell or, to a lesser extent, securitize our mortgage loans within two or three months of origination and pay down the warehouse credit facilities with the proceeds. The majority of our current warehouse credit facilities are committed lines, which means that the lender is obligated to fund up to the committed amount subject to our meeting various financial and other covenants. Certain of our warehouse lines are, and in the future may be, uncommitted, which means that the lender may fund the uncommitted amount at its discretion. The majority of our current warehouse credit facilities also contain a sub-limit for “wet” funding which is the funding of loans for which the collateral custodian has not yet received the related loan documents. Our warehouse facilities generally have a one year term.

Except as otherwise noted below, all of our warehouse credit facilities accrue interest at a rate based upon one-month LIBOR plus a specified spread and as of March 21, 2003 have other material terms and features as follows:

Warehouse Lender	Committed Amount	Uncommitted Amount	Total Facility Amount	Portion Available for Wet Funding	Expiration Date
Lehman Brothers Bank, FSB and Affiliate	$400,000,000	$—	$400,000,000	$90,000,000	January 31, 2004
Residential Funding Corporation	$125,000,000	$75,000,000	$200,000,000	$80,000,000	May 31, 2003
Morgan Stanley Dean Witter Mortgage Capital Inc.	$400,000,000	$—	$400,000,000	$—	April 14, 2003
Household Commercial Financial Services, Inc.	$15,000,000	$—	$15,000,000	$15,000,000	March 31, 2003
CDC Mortgage Capital, Inc.	$225,000,000	$25,000,000	$250,000,000	$100,000,000	September 23, 2003
Credit Suisse First Boston Mortgage Capital LLC	$75,000,000	$75,000,000	$150,000,000	$30,000,000	September 19, 2003

Total			$1,415,000,000

Lehman Brothers Bank, FSB, and Affiliate.    Our relationship with Lehman Brothers Bank, FSB and affiliate began in 1997. The financing under this facility includes a $15.0 million sublimit for certain non- performing loans and REO. At December 31, 2001 and December 31, 2002, the outstanding balance under this facility was $125.8 million and $220.1 million, respectively.

Residential Funding Corporation.    Our relationship with Residential Funding Corporation began in 1999. The financing for performing mortgage loans under this facility includes a $7.0 million sublimit for eligible mortgage loans aged more than 90 days. At December 31, 2001 and December 31, 2002, the outstanding balance under the performing facility was $201.4 million and $146.9 million, respectively. Subject to certain conditions, we can also borrow up to $4.5 million, collateralized by certain performing loans (to the extent the lender’s valuation of such loans exceeds specified levels). At December 31, 2001 and December 31, 2002, there was no outstanding balance under this credit line.

Our relationship with Residential Funding Corporation also includes the following credit lines, all of which expire at May 31, 2003 (except as otherwise noted).

•	An $8.0 million credit line for certain non-performing loans and real estate owned or REO (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure). At December 31, 2001 and December 31, 2002, there was no outstanding balance under this credit line.

•	A $40.0 million residual interest credit line for mortgage-related securities. An advance under this facility is payable in 36 equal monthly installments following the advance date. At December 31, 2001 and December 31, 2002, the outstanding balance under this facility was $15.0 million and $6.8 million, respectively. At December 31, 2002, the outstanding balance was due as follows: $5.0 million and $1.8 million for the years ending December 31, 2003 and 2004, respectively. However, upon the expiration of the facility, which is currently scheduled for May 31, 2003, all remaining amounts outstanding are payable in 12 equal monthly installments.

Morgan Stanley Dean Witter Mortgage Capital Inc.    Our relationship with Morgan Stanley Dean Witter Mortgage Capital Inc. began in 2001. This facility includes financing for eligible mortgage loans aged more than 90 days, subject to a sublimit equal to 10% of the value of all loans financed under the facility. This facility also provides financing for certain non-performing loans, subject to specified sublimits. At December 31, 2001 and December 31, 2002, the outstanding balance under this facility was $153.1 million and $267.1 million, respectively.

Household Commercial Financial Services, Inc.    Our relationship with Household Commercial Financial Services, Inc. began in 2001. The financing for performing mortgage loans under this facility accrues interest based upon a weighted prime rate. At December 31, 2001 and December 31, 2002, the outstanding balance under this facility was $51.7 million and $7.5 million, respectively.

CDC Mortgage Capital, Inc.    Our relationship with CDC Mortgage Capital, Inc. began in April 2002. This facility includes financing for aged or delinquent loans, subject to specified sublimits. At December 31, 2002, the outstanding balance under this facility was $196.6 million.

Credit Suisse First Boston Mortgage Capital LLC.    Our relationship with Credit Suisse First Boston Mortgage Capital LLC began in September 2002. This facility includes financing for aged and delinquent loans, subject to specified sublimits. At December 31, 2002, the outstanding balance under this facility was $115.8 million.

Our warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if we default under one facility, it would generally trigger a default under our other facilities.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

Market Risk

Market risks generally represent the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Our market risk relates primarily to interest rate fluctuations. We may be directly affected by the level of and fluctuations in interest rates, which affects the spread between the rate of interest received on our mortgage loans and the related financing rate. Our profitability could be adversely affected during any period of unexpected or rapid changes in interest rates, by impacting the value of loans held for sale and loans sold with retained interests. A significant change in interest rates could also change the level of loan prepayments, thereby adversely affecting our long-term net interest income and servicing income.

The objective of interest rate risk management is to control the effects that interest rate fluctuations have on the value of our assets and liabilities. Our management of interest rate risk is intended to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) on the mortgage-related securities and the market value of loans held for sale due to changes in the current market rate of interest.

We use several tools and risk management strategies to monitor and address interest rate risk. Such tools allow us to monitor and evaluate our exposure to these and to manage the risk profile to our loan portfolio in response to changes in the market risk. We cannot assure you, however, that we will adequately offset all risks associated with our loan portfolio.

As part of our interest rate management process, we may use derivative financial instruments such as financial futures and options, interest rate swaps and financial forwards. We designate certain derivative financial instruments used to hedge our mortgage loans held for sale and securitized loans subject to portfolio-based accounting as hedge instruments under SFAS No. 133. At trade date these instruments and their hedge relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains a highly effective correlation in the hedge relationship. Since our concern with interest rates is the potential change in fair market value of the loans, we treat these as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and mortgage loans are recognized in the consolidated statements of operations in the period in which the changes occur. The net amount recorded in the consolidated statements of operations is referred to as hedge ineffectiveness.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the consolidated statements of operations in the period in which the changes occur or when such instruments are settled.

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our mortgage loans held for sale and the fair value of our mortgage-related securities and related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. The base or current interest rate curve is adjusted by the levels shown below:

	+50 bp	+100 bp	-50 bp	-100 bp
As of December 31, 2002:
Change in fair value of mortgage loans committed and held for sale	$(8,200,836)	$(16,249,703)	$8,357,680	$16,877,323
Change in fair value of derivatives related to mortgage loans committed and held for sale	5,825,000	11,650,000	(5,825,000)	(11,650,000)
Change in fair value of mortgage-related securities and securitized loans subject to portfolio-based accounting	(6,321,095)	(12,469,774)	6,505,369	13,212,402
Change in fair value of derivatives related to mortgage-related securities and securitized loans subject to portfolio-based accounting	3,860,383	7,761,212	(3,793,863)	(7,592,968)

Net Change	$(4,836,548)	$(9,308,265)	$5,244,186	$10,846,757

	+50 bp	+100 bp	-50 bp	-100 bp
As of December 31, 2001:
Change in fair value of mortgage loans committed and held for sale	$(5,441,371)	$(10,780,997)	$5,546,259	$11,201,098
Change in fair value of derivatives related to mortgage loans committed and held for sale	1,527,500	3,055,000	(1,527,500)	(3,055,000)
Change in fair value of mortgage-related securities	(2,393,263)	(4,578,485)	2,547,950	5,111,061
Change in fair value of derivatives related to mortgage-related securities	1,616,251	3,305,966	(1,590,887)	(3,179,637)

Net Change	$(4,690,883)	$(8,998,516)	$4,975,822	$10,077,522

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-earning assets and supporting funds.

Off-Balance Sheet Financing Arrangements and Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Securitization bond financing	$737,619	$121,283	$364,879	$133,946	$117,511
Warehouse and residual interest credit facilities	962,285	960,498	1,787	—	—
Capital lease obligations	265	235	30	—	—
Operating lease obligations	11,490	3,433	6,162	1,658	237
Purchase obligations	—	—	—	—	—
Other long-term liability reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$1,711,659	$1,085,449	$372,858	$135,604	$117,748

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our borrowers. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the statement of financial position. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various terms and conditions. These commitments totaled $89.9 million and $136.2 million as of December 31, 2001 and December 31, 2002, respectively.

Inflation

Inflation affects us most significantly in the area of loan originations by affecting interest rates. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation) and decrease during periods of low inflation.

Newly Issued Accounting Pronouncements

On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative and are reported on the balance sheets at fair value. Upon adoption, SFAS No. 133 did not have a significant impact on our financial position, results of operations or cash flows.

In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125, which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on our financial position, results of operations or cash flows.

In March 2000, the FASB issued FASB Interpretation No. (“FIN”) 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of “employee” for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on our financial position, results of operations or cash flows.

Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Interest in Securitized Financial Assets, sets forth the rules for recognizing interest income and determining when securities must be written down to fair value because of impairment. We adopted EITF 99-20 on April 1, 2001. The adoption of the provisions of EITF 99-20 did not have a material impact on our financial position, results of operations or cash flows.

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, were issued in June 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets after their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with infinite lives will not be amortized, but will rather be tested at least annually for impairment. The adoption of SFAS No. 141 and No. 142 did not have a material impact on our financial position, results of operations or cash flows.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001, and requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 became effective on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to

Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution. This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144 is amended to include long-term customer-relationship intangible assets such as depositor-and borrower-relationship intangible assets and credit cardholder intangible assets. We adopted the new standard as of October 1, 2002; the adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, was issued in December 2002 and amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have not determined whether we will adopt the fair value based method of accounting for stock-based employee compensation.

The FASB issued (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, in November 2002. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe the adoption of such interpretation will not have a material impact on our results of operations, financial position or cash flows.

The FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, in January 2003. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. We do not believe the adoption of such interpretation will have a material impact on our results of operations, financial position or cash flows.

Quarterly Results of Operations

The following data was derived from unaudited consolidated financial information for each of the eight quarters ended December 31, 2002. Such information has been prepared on the same basis as the audited consolidated financial statements contained elsewhere in this report and, in the opinion of management, includes all adjustments necessary for the fair presentation of the information for the periods presented. This information should be read in conjunction with the consolidated financial statements and the related notes. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. The pro forma earnings per share have been presented to show the effects of conversion of our outstanding preferred stock, warrants and convertible debt had they been converted to common stock as of January 1, 2001.

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(in thousands, except per share amounts)
Revenues:
Gain on sale of loans	$16,046	$19,987	$25,109	$20,479	$26,643	$23,974	$40,209	$32,051
Interest income	5,204	6,695	6,309	9,506	8,559	12,945	19,828	26,529
Loan servicing income	837	1,693	1,676	2,102	1,992	2,200	1,994	2,185
Net gain (loss) on mortgage-related securities and derivatives	3,514	225	1,369	(1,675)	199	1,716	(923)	162
Other income (expense)	4	(22)	17	17	91	32	353	40

Total revenues	25,605	28,578	34,480	30,429	37,484	40,867	61,461	60,967

Expenses:
Salaries, wages and benefits	9,391	10,070	11,435	13,243	14,421	16,758	20,615	22,782
Interest expense	3,757	4,488	3,847	3,669	3,700	5,051	8,007	11,133
Occupancy	1,213	1,142	1,265	1,295	1,468	1,564	1,923	1,994
Provision for losses	789	938	1,129	3,931	3,486	1,276	5,539	7,368
Depreciation and amortization	377	399	419	504	523	608	699	765
General and administrative expenses	3,433	3,927	4,102	4,347	4,749	5,036	5,883	7,436

Total expenses	18,960	20,964	22,197	26,989	28,347	30,293	42,666	51,478

Income before income taxes	6,645	7,614	12,283	3,440	9,137	10,574	18,795	9,489
Income taxes	2,793	3,196	5,160	1,434	3,648	4,243	7,511	3,796

Net income	$3,852	$4,418	$7,123	$2,006	$5,489	$6,331	$11,284	$5,693

Basic earnings per share	$0.80	$0.91	$1.33	$0.35	$0.96	$1.10	$1.95	$0.98

Diluted earnings per share	$0.31	$0.34	$0.52	$0.15	$0.38	$0.43	$0.77	$0.39

Pro forma basic earnings per share								$0.43

Pro forma diluted earnings per share								$0.39

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2002 and December 31, 2001 and for each of the three years in the period ended December 31, 2002 and the Independent Auditors’ Report of Deloitte & Touche LLP, are included in this Form 10-K on pages F-1 through F-39.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The following tables set forth certain information about our directors and executive officers:

Name	Position	Age	Officer Since
James A. Konrath	Chairman of the Board and Chief Executive Officer	56	1990
Ray W. McKewon	Executive Vice President, Secretary and Director	54	1990
Joseph J. Lydon	President and Chief Operating Officer	44	1997
John S. Buchanan	Chief Financial Officer	47	2001
Jeffrey W. Crawford	Director of Operations	48	1999
David E. Hertzel	General Counsel	48	1995
James M. Pathman	Chief Information Officer	38	2001
Robert A. Prentice	Director of Business Intelligence	70	1995
Juanita L. Rosenfeld	Director of Capital Markets	42	1998
Joseph F. Weinbrecht	Director of Human Resources and Administration	58	1999

Name	Position	Age	Director Since

Class I directors whose terms expire at the 2004 Annual Meeting of Stockholders:
James A. Konrath	Chairman of the Board and Chief Executive Officer	56	1990
John M. Robbins(1)(2)	Director	55	1996
Gary M. Erickson(2)	Director	51	2003

Class II directors whose terms expire at the 2005 Annual Meeting of Stockholders:
Ray W. McKewon	Executive Vice President, Secretary and Director	54	1990
James H. Berglund(2)(3)	Director	70	1999

Class III directors whose terms expire at the 2006 Annual Meeting of Stockholders:
Jody A. Gunderson(1)(3)	Director	39	2000
Richard T. Pratt(1)(3)	Director	66	2003

(1)	member of the audit committee
(2)	member of the nominating and corporate governance committee
(3)	member of the compensation committee

James A. Konrath co-founded our company and has served as our Chairman of the Board and Chief Executive Officer since its formation in 1990. In addition, Mr. Konrath served as our President from 1990 to 1998. Prior to founding our company, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Financial Services, Inc., where he managed over 1,900 people in more than 300 consumer finance offices, from 1986 to 1989. From 1983 to 1986, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Housing Services, where he founded a new subsidiary focused on manufactured housing loans. Mr. Konrath earned his Bachelor of Arts degree in Accounting with a minor in Economics from the University of Wisconsin—Whitewater in 1969.

Ray W. McKewon co-founded our company and has served as our Executive Vice President, Secretary and a director since its formation in 1990. From 1980 to 1990, Mr. McKewon was a managing partner of the Enterprise Management Company, a venture capital firm that he co-founded. Mr. McKewon is also a director of American Residential Investment Trust, Inc., a real estate investment trust and mortgage origination company that trades on the New York Stock Exchange. Mr. McKewon earned his Bachelor of Science degree in Mathematics and his Bachelor of Arts degree in English from the University of Oklahoma in 1970, and his Masters degree in Business Administration from Pepperdine University in 1975.

Joseph J. Lydon has served as our President and Chief Operating Officer since May 1998. From February 1997 until that time, Mr. Lydon was our Director of Sales and Marketing. From 1993 to 1997, Mr. Lydon was the Executive Vice President for the western division of Ford Consumer Finance, a division of The Associates First Capital Corporation. From 1977 to 1993, Mr. Lydon worked at Security Pacific Financial Services, Inc. where he ultimately became a Senior Vice President with full profit and loss responsibilities and oversight of six divisions. Mr. Lydon earned his Bachelor of Science degree in Management from Pepperdine University in 1991.

John S. Buchanan has served as our Chief Financial Officer since April 2001. Prior to joining us, Mr. Buchanan was Controller of GreenPoint Credit, a subprime consumer finance entity, from 1998 to 2001. There, Mr. Buchanan was responsible for accounting, planning, financial analysis, cash management and facilities. From 1992 to 1998, Mr. Buchanan was Senior Vice President and Chief Financial Officer of GreenPoint Credit’s predecessor, BankAmerica Housing Services. From 1981 to 1990, Mr. Buchanan worked for Security Pacific Financial Services, Inc. where he ultimately became Vice President of Financial Planning and Analysis. Mr. Buchanan earned his Bachelor of Science degree in Business in 1978 from San Diego State University.

Jeffrey W. Crawford has served as our Director of Operations since January 1999. Mr. Crawford oversees the corporate underwriting, loan closing, post-closing and asset management/servicing departments. From 1994 to 1999, Mr. Crawford held various positions with Ford Consumer Finance, the most recent of which was Senior Vice President-Division Manager. From 1983 to 1994, Mr. Crawford was the Branch Manager, Director of Credit Scoring Systems, Assistant Vice President Administration and Vice President of Consumer Administration for Security Pacific Financial Services, Inc. Mr. Crawford earned his Bachelor of Science degree in Business from Iowa State University in 1977.

David E. Hertzel has served as our General Counsel since December 1995. Mr. Hertzel is responsible for regulatory compliance, licensing and qualification, corporate record-keeping, litigation, contract negotiation and all other legal matters. Prior to joining us, Mr. Hertzel was Vice President and Senior Counsel of American Residential Mortgage Corporation, from 1991 to 1994. From 1988 to 1991, he was Vice President and Senior Counsel of Imperial Savings Association. Mr. Hertzel earned his Juris Doctor degree from the University of Utah College of Law in 1980 and is a member of the State Bar of California.

James M. Pathman has served as our Chief Information Officer since December 2001. Prior to joining us, Mr. Pathman was the Chief Information Officer and Chief Technology Officer at Option One Mortgage, from 1992 to 2001. Mr. Pathman earned his Bachelor of Arts degree in Business Administration from San Diego State University in 1989.

Robert A. Prentice has been employed with us since September 1995, most recently as Director of Business Intelligence. From 1995 to 2001, Mr. Prentice was our Chief Financial Officer. From 1978 through 1991, Mr. Prentice held a number of positions with Security Pacific Financial Services System, Inc. including servicing with a subsidiary company, Security Pacific International Finance, Inc., as Chief Financial Officer from 1978 to 1981 and President and Chief Executive Officer from 1986 to 1988. With Security Pacific Financial Services System, Inc., Mr. Prentice served as Chief Financial Officer from 1981 to 1986 and as a senior staff member from 1988 to 1991. Prior to joining us, Mr. Prentice was joint owner of a licensed independent mortgage broker operating in the California market. Mr. Prentice earned his Bachelor of Arts degree in Economics from Middlebury College in 1954.

Juanita L. Rosenfeld has served as our Director of Capital Markets since February 1998. Prior to joining us, Ms. Rosenfeld was Vice President of Portfolio Lending for Ocean West Funding from 1997 to 1998. From 1993 to 1997, Ms. Rosenfeld was the Vice President of Acquisitions with Ford Consumer Finance. Ms. Rosenfeld earned her Bachelor of Arts degree in Social Relations from the University of California at Riverside in 1982.

Joseph F. Weinbrecht has served as our Director of Human Resources and Administration since July 1999. Prior to joining us, Mr. Weinbrecht conducted his own consulting and training practice from 1992 to 1999. From 1981 to 1992, Mr. Weinbrecht held the positions of Vice President of Training, Senior Vice President of Marketing, and ultimately Director of Human Resources of the Consumer Finance Group at Security Pacific Financial Services, Inc. Mr. Weinbrecht earned his Bachelor of Arts degree in History from St. John’s University in 1965, and his Masters degree in Human Resources and Organization Development from the University of San Francisco in 1992.

James H. Berglund has served as a director of our company since September 1999. Mr. Berglund currently serves as a general partner and managing member of Enterprise Partners Venture Capital, positions he has held since 1985. Prior to his current positions with Enterprise Partners Venture Capital, Mr. Berglund was President and a director of Continuous Curve Contact Lenses, Inc., a publicly traded company in the contact lens field that was acquired by Revlon in 1980. Mr. Berglund earned his Bachelor of Science degree in Economics from the University of Wisconsin in 1954 and Doctor of Optometry degree from Pacific University in 1960. Mr. Berglund is a board member and compensation committee member of several private companies and a director of Captiva Software Corporation, a publicly traded company.

Gary M. Erickson has served as a director of our company since March 2003. Mr. Erickson has served as a director of our wholly owned operating company’s wholly owned subsidiary, Accredited Home Capital, Inc., since 1995. Mr. Erickson is an active duty Navy Captain currently in command of a Navy reserve region consisting of 10,000 personnel assigned to 330 reserve units. He has served as the Deputy Commander and Chief of Staff for the Commander, Naval Surface Forces, U.S. Pacific Fleet. As a commander, he performed Chief Executive Officer equivalent functions for operational forces comprised of 5,500 personnel assigned to twelve Navy ships and managed assets valued in excess of $8 billion. As Chief of Staff, he performed Chief Operating Officer equivalent functions for the 23,000 personnel assigned to all Navy ships and shore support activities in the Pacific Fleet. Mr. Erickson has served in the Navy since 1974. Mr. Erickson earned a Juris Doctor degree from the Lewis and Clark Law School in 1983 and a Master of Laws degree in Taxation from the University of San Diego School of Law in 1992 and is a member of the State Bars of Oregon and California.

Jody A. Gunderson has served as a director of our company since January 2000. Ms. Gunderson currently serves as a senior trader in the Value Investment Group of Cargill Financial Services Corporation, a position that she has held since 1998. In that position Ms. Gunderson manages investments in portfolios of credit-intensive residential mortgage loans and consumer loans and manages co-investment and servicing relationships. From 1994 to 1998, Ms. Gunderson served as an investment manager at Cargill Financial Services Corporation, providing capital to subprime mortgage companies and other specialty finance companies. From 1985 to 1994, Ms. Gunderson worked at PricewaterhouseCoopers LLP. She was a manager in the financial services industry practice where she served investment fund, commercial banking and thrift clients. Ms. Gunderson earned her Bachelor of Science degree in Accounting from the University of Minnesota in 1986 and is a certified public accountant.

Richard T. Pratt, DBA has served as a director of our company since March 2003. Dr. Pratt is currently the Chairman of Richard T. Pratt Associates, a position he has held since 1992, at which he performs consulting activities. Dr. Pratt also held the positions of Associate Professor and Professor of Finance at the David Eccles School of Business at the University of Utah from 1966 to 1997, when he retired. From 1991 to 1994, Dr. Pratt served as Managing Director of the Financial Institutions Group of Merrill Lynch. From 1983 to 1991, Dr. Pratt served as Chairman of Merrill Lynch Mortgage, Inc., a subsidiary of Merrill Lynch & Company. Dr. Pratt was Chairman of the Federal Home Loan Mortgage Corporation from 1981 to 1983, and served as Chairman of the Federal Savings and Loan Insurance Corporation from 1981 to 1983. Dr. Pratt was the presidential appointee serving as Chairman of the Federal Home Loan Bank Board from 1981 to 1983. Dr. Pratt also currently serves as a director of American Residential Investment Trust, Inc., a position he has held since 1997, and as a director of Celtic Bank, Salt Lake City, a position he has held since 2001. Dr. Pratt received his Bachelor of Science degree in Finance from the University of Utah in 1960, his Masters in Business Administration from the University of Utah in 1961, and his Doctor of Business Administration from Indiana University in 1966.

John M. Robbins has served as a director of our company since February 1996. Mr. Robbins also currently serves as Chairman of the Board of Directors and Chief Executive Officer of American Residential Investment Trust, Inc., and its wholly owned subsidiary American Mortgage Network, which positions he has held since the formation of each company in 1997 and 2001, respectively. From 1990 to 1994, Mr. Robbins was Chairman of the Board of Directors of American Residential Mortgage Corporation, which is not related to American Residential Investment Trust, Inc., and President of that company from the time he co-founded it in 1983. He also served as Executive Vice President of Imperial Savings Association from 1983 to 1987. Mr. Robbins has worked in the mortgage banking industry since 1973. He served on the first Board of Directors of the Mortgage Bankers Association and will rejoin this Board in October 2002. He has also served two terms on the Board of Governors (the predecessor to the Board of Directors). He has served on Fannie Mae’s Western Regional Advisory Board and on Fannie Mae’s National Advisory Board. Additionally he serves as Chairman of the Advisory Board for the University of San Diego’s Real Estate Institute. Mr. Robbins also serves as a director of Garden Fresh Restaurant Corporation and on the Board of Trustees of the University of San Diego.

Board Composition

Our board of directors currently consists of seven members. Of the seven board members, five are not and have never been employees of our company or any of our subsidiaries. Our board of directors is divided into three classes, as nearly equal in number as possible. Each class, upon election or re-election at an annual meeting of stockholders, will serve a three-year term. Our bylaws provide that the authorized number of directors, which is currently seven, may be changed only by a resolution adopted by a majority of the total number of authorized directors. Any additional directorships resulting from an increase in the number of directors may only be filled by the directors and will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of the board of directors may have the effect of delaying or preventing changes in control or changes in our management.

Ray W. McKewon is our Executive Vice President, Secretary and a member of our board of directors, and is also a member of the board of directors of American Residential Investment Trust, Inc. John M. Robbins is the Chairman of the Board and Chief Executive Officer of American Residential Investment Trust, Inc., and is also a member of our board of directors, audit committee and nominating and corporate governance committee. Richard T. Pratt is a member of our board of directors, audit committee and compensation committee, and is also currently a member of the board of directors of American Residential Investment Trust, Inc.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee.

The audit committee consists of Ms. Gunderson, Dr. Pratt and Mr. Robbins, each of whom are Independent Directors. The audit committee reviews and monitors our financial statements and accounting practices, makes recommendations to our board of directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and reviews and evaluates our audit and control functions.

The compensation committee consists of Mr. Berglund, Ms. Gunderson and Dr. Pratt, each of whom are Independent Directors. The compensation committee makes decisions and recommendations regarding salaries, benefits and incentive compensation for our executives.

The nominating and corporate governance committee consists of Messrs. Berglund, Erickson and Robbins, each of whom are Independent Directors. The nominating and corporate governance committee assists the board of directors in fulfilling its responsibilities by reviewing and reporting to the board of directors on (i) corporate governance compliance mechanisms, (ii) potential conflicts of interest, (iii) corporate governance roles of management and directors, and (iv) board of directors’ process enhancement, and by making recommendations and reports with respect to the functions of and potential candidates to the board of directors and its committees.

The board of directors may establish other committees as it deems necessary or appropriate from time to time, including, but not limited to, an executive committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

During the last fiscal year, we did not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and hence our directors, executive officers and persons who beneficially own more than 10% of our common stock were not required to file such reports.

ITEM 11.	Executive Compensation

The following table sets forth, for the year ended December 31, 2002, all compensation earned for services rendered to us in all capacities by our Chief Executive Officer and each of our other top four executive officers whose salary and bonus exceeded $100,000 in 2002. These five officers are referred to as the “named executive officers” in this report. No individual who would otherwise have been includable in such table has resigned or otherwise terminated his employment during 2002. The compensation table excludes other compensation in the form of perquisites and other personal benefits that constitute the lesser of $50,000 or 10% of the total annual salary and bonus earned by each of the named executive officers in 2002. In addition, the compensation described in this table does not include medical, group life insurance or other benefits which are available generally to all of our salaried employees.

Summary Compensation Table

			Long Term Compensation
	Annual Compensation		Securities Underlying Options(#)	All Other Compensation(2)
Name and Principal Position	Salary	Bonus(1)
James A. Konrath Chairman and Chief Executive Officer	$250,892	$313,615	—	$6,000

Ray W. McKewon Executive Vice President, Secretary and Director	$250,892	$313,615	—	$5,500

Joseph J. Lydon President and Chief Operating Officer	$274,743	$343,429	—	$243,500	(3)

Jeffrey W. Crawford Director of Operations	$191,996	$158,012	2,500	$5,500

James M. Pathman Chief Information Officer	$165,000	$100,238	25,000	$3,713

(1)	these amounts represent bonuses earned in 2002 and paid in 2003
(2)	includes contributions made by us to our 401(k) plan on behalf of such officers
(3)	includes supplemental income to Mr. Lydon pursuant to a letter agreement dated August 1, 2001, in the amount of $238,000 on August 1, 2002 and on each August 1 thereafter through August 1, 2005; if Mr. Lydon’s employment with us terminates before August 1, 2005, he is entitled to a pro rata portion of such compensation through the date of termination.

Option Grants in Last Fiscal Year

The following table sets forth, for the year ended December 31, 2002, certain information regarding options granted to each of the named executive officers, including the potential realizable value over the ten-year term of the options, based upon assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock. No stock appreciation rights were granted to the named executive officers during 2002.

	Individual Grants
Name	Number of Securities Underlying Options Granted		Percentage of Total Options Granted to Employees in 2002	Exercise Price Per Share	Fair Value Price on Date of Grant	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
							0%	5%	10%
James A. Konrath	—		—	—	—	—	—	—	—
Ray W. McKewon	—		—	—	—	—	—	—	—
Joseph J. Lydon	—		—	—	—	—	—	—	—
Jeffrey W. Crawford	2,500	(1)	0.6%	$3.50	$5.50	2/1/12	$5,000	$13,647.30	$26,913.96
James M. Pathman	25,000	(1)	6.0%	$3.50	$5.50	2/1/12	$50,000	$136,473.01	$269,139.59

(1)	1/4 vests on the anniversary of the option grant date and 1/48 vests each month thereafter

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth, with respect to each of the named executive officers, information regarding the number and value of securities underlying unexercised options held by the named executive officers as of December 31, 2002.

	Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-The-Money Options at December 31, 2002(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
James A. Konrath	—	—	—	—
Ray W. McKewon	—	—	—	—
Joseph J. Lydon	—	—	—	—
Jeffrey W. Crawford	23,594	6,406	$153,361	$36,639
James M. Pathman	—	25,000	—	$112,500

(1)	The fiscal year-end value of “in-the-money” stock options represents the difference or a portion of the difference between the exercise price of such options, and the fair value of our common stock as of December 31, 2002. The fair value of our common stock on December 31, 2002 determined for financial reporting purposes on such date was $8.00 per share. The actual value of “in-the-money” stock options will depend upon the trading price of our common stock on the date of sale of the underlying common stock and may be higher or lower than the amount set forth in the table above.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None of the members of our compensation committee are one of our officers or employees. Mr. Konrath, our Chairman of the Board and Chief Executive Officer, was a member of our compensation committee, but he resigned on the effective date of our initial public offering to ensure that the compensation committee consists of independent, non-management directors. We do not have any interlocking relationships between our executive officers and compensation committee and the executive officers and compensation committee of any other entities, nor has any such interlocking relationship existed in the past. See “ITEM 10. Directors and Executive Officers of the Registrant—Board Composition.”

Compensation of Directors

We pay our non-employee directors the following fees, on a quarterly basis, related to activities of our board of directors, but not the board of directors of any of our subsidiaries:

• annual retainer	$20,000

• per board meeting	$1,000

• per committee meeting	$500

We reimburse all non-employee directors for expenses incurred to attend meetings of our board of directors or its committees, promptly after such expense is incurred. Our 2002 Stock Option Plan (the “2002 Plan”) also provides for automatic grants of stock options to our non-employee directors in order to provide them with additional incentives and, therefore, to promote the success of our business. The 2002 Plan provides for an initial, automatic grant of an option to purchase 17,500 shares of our common stock to each non-employee director who is a non-employee director on the date the 2002 Plan is effective or who first becomes a non-employee director after the date the 2002 Plan is effective. The 2002 Plan also provides for an annual grant of an option to purchase 7,500 shares of our common stock to each non-employee director on the date of each annual meeting of the stockholders which occurs on or after the date the 2002 Plan is effective. Notwithstanding the foregoing, a non-employee director granted an initial option on, or within a period of six months prior to, the date of an annual meeting of stockholders will not be granted an annual option with respect to that annual stockholders’ meeting. Each initial and annual option will have an exercise price per share equal to the fair market value of a share of our common stock on the date of grant and will have a term of ten years. Both the initial options and the annual options granted to newly elected or appointed non-employee directors will vest and become exercisable in four substantially equal installments on each of the four anniversaries of the date of grant of the option. All automatic non-employee director options granted under the 2002 Plan will be nonstatutory stock options. They must be exercised, if at all, within 12 months after a non-employee director’s termination of service with us by reason of death or disability and otherwise within three months after termination of service, but in no event later than the expiration of the option’s term. In the event of our merger with another corporation or another change in control event, all automatic non-employee director options will become fully vested and exercisable.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The employment of our executive officers is at-will. We have not entered into employment agreements with any of our executive officers. At the time of commencement of employment, our employees generally execute an agreement in which they agree that their employment will be at-will.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information about the beneficial ownership of our common stock for:

•	each stockholder known by us to own beneficially more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

The percentage of ownership beneficially owned in the following table is based on 19,221,919 shares of common stock outstanding on March 18, 2003.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are exercisable as of March 18, 2003 or will become exercisable within 60 days thereafter are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Shares Beneficially Owned(1)
Beneficial Owner	Number	Percent
James A. Konrath	2,002,660	10.4%
Entities Affiliated with Crosspoint Venture Partners(2) c/o Crosspoint Venture Partners 18552 MacArthur Boulevard, Suite 400 Irvine, California 92612	1,527,033	7.9%

Entities Affiliated with Enterprise Partners(3) c/o Enterprise Partners 2223 Avenida de la Playa, Suite 300 La Jolla, California 92037	1,198,733	6.2%

James H. Berglund(4)	1,198,733	6.2%
Ray W. McKewon(5)	1,001,530	5.2%
Joseph J. Lydon(6)	1,000,000	5.2%
John M. Robbins(7)	132,167	*
Jeffrey W. Crawford(8)	46,666	*
Jody A. Gunderson(9)	33,500	*
James M. Pathman(10)	7,813	*
Richard T. Pratt	—	—
Gary M. Erickson	—	—
All executive officers and directors as a group(11) (15 persons)	5,615,946	28.9%

*	Represents beneficial ownership of less than 1% of the outstanding shares of common stock.
(1)	Unless otherwise indicated, the address of these individuals is c/o Accredited Home Lenders Holding Co., 15030 Avenue of Science, Suite 100, San Diego, California 92128.
(2)	Consists of 1,480,854 shares owned by Crosspoint Venture Partners 1993 and 46,179 shares owned by Crosspoint 1993 Entrepreneurs Fund.
(3)	Consists of 1,102,834 shares owned by Enterprise Partners III, L.P. and 95,899 shares owned by Enterprise Partners III Associates, L.P.
(4)	James H. Berglund, one of our board members, is a general partner of Enterprise Management Partners III, which is the general partner of Enterprise Partners III, L.P. and Enterprise Partners III Associates, L.P.
(5)	Consists of 1,001,330 shares owned by Ray W. McKewon and 200 shares owned by Kimberly McKewon, his wife.
(6)	Represents shares acquired upon exercise of stock options with a promissory note. See “ITEM 13. Certain Relationships and Related Transactions.”
(7)	Includes options to purchase 75,500 shares that are currently exercisable or will become exercisable within 60 days following March 18, 2003.
(8)	Includes options to purchase 26,666 shares that are currently exercisable or will become exercisable within 60 days following March 18, 2003.
(9)

Represents options to purchase 33,500 shares that are currently exercisable or will become exercisable within 60 days following March 18, 2003. Ms. Gunderson serves as a senior trader in the Value Investment Group of Cargill Financial Services Corporation; however in that position she does not have voting power or investment power over the securities held by Cargill Financial Services Corporation and accordingly, she disclaims beneficial ownership of those securities.

(10)	Represents options to purchase 7,813 shares that are currently exercisable or will become exercisable within 60 days following March 18, 2003.
(11)	Includes options to purchase 216,262 shares that are currently exercisable or will become exercisable within 60 days following March 18, 2003. See footnotes 4 through 10.

Securities Authorized for Issuance Under Equity Compensation Plans

Accredited maintains the 1995 Executive Stock Option Plan (the “Executive Plan”), the 1995 Stock Option Plan (the “1995 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 2002 Stock Option Plan (the “2002 Plan”), the 2002 Employee Stock Purchase Plan (the “ESPP”) and the Deferred Compensation Plan (the “Deferred Plan”), pursuant to which it may grant equity awards to eligible persons.

The following table provides information about Accredited’s equity compensation plans and awards under the Executive Plan, the 1995 Plan, the 1998 Plan, the 2002 Plan, the ESPP and the Deferred Plan as of December 31, 2002, assuming the closing of our initial public offering on that date:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans(2)(3)
Equity compensation plans approved by stockholders(1)	1,749,642	$2.27	3,471,397
Equity compensation plans not approved by stockholders	0	—	0
Total	1,749,642	—	3,471,397

(1)	Consists of the Executive Plan, the 1995 Plan, the 1998 Plan, the 2002 Plan, the ESPP and the Deferred Plan. As of the closing of our initial public offering, stock options may no longer be granted under the Executive Plan, the 1995 Plan or the 1998 Plan.
(2)	The 2002 Plan incorporates an evergreen formula pursuant to which on each January 1 and July 1 beginning after December 31, 2003, the aggregate number of shares reserved for issuance under the 2002 Plan will be cumulatively increased by (1) the difference (calculated as of the immediately preceding December 31 or June 30, as applicable) between 12% of the total issued and outstanding shares of common stock and the sum of (a) the number of shares subject to options under the 2002 Plan, (b) the number of shares subject to options under the Executive Plan, the 1995 Plan and the 1998 Plan, and (c) the number of shares available for grant under the 2002 Plan, or (2) such lesser number of shares as may be determined by the Board. The ESPP incorporates an evergreen formula pursuant to which on each January 1 beginning after December 31, 2003, the aggregate number of shares reserved for issuance under the ESPP will be cumulatively increased by an amount equal to the lesser of (a) 5% of the outstanding shares of common stock on the immediately preceding December 31, (b) 500,000 shares, or (c) a lesser amount determined by the Board.
(3)	Of these shares, 1,000,000 shares remain available for purchase under the ESPP and 2,000,000 shares remain available for awards under the Deferred Plan.

ITEM 13.	Certain Relationships and Related Transactions

Since January 1, 2002, there has been no transaction to which we were a party in which the amount involved exceeded $60,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had a direct or indirect material interest, other than the compensation agreements, including stock option agreements, and other agreements and transactions which are described in “ITEM 11. Executive Compensation” and the transaction described below. These related-party transactions were each negotiated on an arms-length basis and were on no less favorable terms to us than would have been given to a third party. We are also not currently proposing to enter into any such transactions.

On August 1, 2001, Joseph J. Lydon, our President and Chief Operating Officer, issued a promissory note to us in order to exercise his options to purchase 1,000,000 shares of our common stock. The promissory note is due on the earlier of (i) August 1, 2005 or (ii) the termination of Mr. Lydon’s employment with us. The principal amount of the note is $1,250,000, which amount is accruing interest at a rate of 10.6% per annum. Mr. Lydon may prepay the entire principal balance of the note at any time; however, interest on the entire original principal will still be due and payable on each anniversary of the date of the note through the maturity date of the note. This promissory note is full recourse and is secured by Mr. Lydon’s 1,000,000 shares of our common stock, pursuant to a stock pledge agreement. In addition, on June 13, 2002, we made a loan to Mr. Lydon to cover certain income taxes payable in connection with his exercise of options. The principal amount of the loan is $30,532, which amount is accruing interest at a rate of 10.0%. The note is due on the earlier of (i) June 13, 2006 or (ii) the termination of Mr. Lydon’s employment with us. Mr. Lydon may prepay the entire principal balance of the note at any time.

In 1999, we entered into a financing relationship with Residential Funding Corporation, a former holder of 15.6% of our common stock on an as-converted basis. Residential Funding Corporation sold all of its shares of stock in our initial public offering. This relationship consists of the following credit lines, all of which expire at May 31, 2003 (except as otherwise noted):

•	A $200.0 million credit line for performing mortgage loans, including a $7.0 million sublimit for eligible mortgage loans aged more than 90 days. At December 31, 2001 and December 31, 2002, the outstanding balance under this facility was $201.4 million and $146.9 million, respectively. Subject to certain conditions, we can also borrow up to $4.5 million, collateralized by certain performing loans (to the extent the lender’s valuation of such loans exceeds specified levels). At December 31, 2001 and December 31, 2002, there was no outstanding balance under this credit line.

•	An $8.0 million credit line for certain non-performing loans and real estate owned for REO (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure). At December 31, 2001 and December 31, 2002, there was no outstanding balance under this credit line.

•	A $40.0 million residual interest credit line for mortgage-related securities. An advance under this facility is payable in 36 equal monthly installments following the advance date. At December 31, 2001 and December 31, 2002, the outstanding balance under this facility was $15.0 million and $6.8 million, respectively. At December 31, 2002, the outstanding balance was due as follows: $5.0 million and $1.8 million for the years ending December 31, 2003 and 2004, respectively. However, upon the expiration of the facility, which is currently scheduled for May 31, 2003, all remaining amounts outstanding are payable in 12 equal monthly installments.

•	A $3.0 million multiple-advance convertible debt facility. This convertible debt converted prior to the closing of our initial public offering and Residential Funding Corporation sold all of the shares in that offering.

•	A commitment between us and Residential Funding Corporation to enter into sales with retained interest with respect to $900.0 million of mortgage loans during the period from March 18, 1999 to March 18, 2002. This commitment was satisfied in January 2002.

ITEM 14.	Controls and Procedures

(a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) and 15d-14(c)

promulgated under the Securities Exchange Act of 1934, as amended, within the 90 days prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the evaluation date.

(b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Annual Report on Form 10-K:

1.    Financial Statements

2.    Financial Statement Schedules

All such schedules have been omitted because the information required to be set forth therein is not applicable or is provided elsewhere.

3.    Exhibits

For a list of exhibits filed with this Annual Report on Form 10-K, refer to the Exhibit Index beginning on page 83.

(b)  Reports on Form 8-K

None.

(c)  Exhibits

For a list of exhibits filed with this Annual Report on Form 10-K, refer to the Exhibit Index beginning on page 83.

(d)  Financial Statement Schedules

All such schedules have been omitted because the information required to be set forth therein is not applicable or is provided elsewhere.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2003

ACCREDITED HOME LENDERS HOLDING CO.

BY:	/s/ JAMES A. KONRATH
James A. Konrath Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Konrath and Ray W. McKewon, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES A. KONRATH James A. Konrath	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ JOHN S. BUCHANAN John S. Buchanan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ RAY W. MCKEWON Ray W. McKewon	Executive Vice President, Secretary and Director	March 28, 2003

/s/ JAMES H. BERGLUND James H. Berglund	Director	March 28, 2003

/s/ GARY M. ERICKSON Gary M. Erickson	Director	March 28, 2003

/s/ JODY A. GUNDERSON Jody A. Gunderson	Director	March 28, 2003

/s/ RICHARD T. PRATT Richard T. Pratt	Director	March 28, 2003

/s/ JOHN M. ROBBINS John M. Robbins	Director	March 28, 2003

CERTIFICATIONS

I, James A. Konrath, Chief Executive Officer and Chairman of the Board of Accredited Home Lenders Holding Co., certify that:

1.    I have reviewed this Annual Report on Form 10-K of Accredited Home Lenders Holding Co.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ JAMES A. KONRATH
James A. Konrath Chief Executive Officer and Chairman of the Board

I, John S. Buchanan, Chief Financial Officer of Accredited Home Lenders Holding Co., certify that:

1.    I have reviewed this Annual Report on Form 10-K of Accredited Home Lenders Holding Co.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ JOHN S. BUCHANAN
John S. Buchanan Chief Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Merger

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Bylaws of the Registrant.

4.1(1)	Specimen Common Stock Certificate.

4.2(2)	Second Amended and Restated Investors’ Rights Agreement.

10.1(3)	1998 Stock Option Plan of AHL and standard forms of agreement.

10.2(2)	1995 Stock Option Plan of AHL and standard forms of agreement.

10.3(2)	1995 Executive Stock Option Plan of AHL and standard forms of agreement.

10.4(1)	Form of 2002 Stock Option Plan of the Registrant.

10.5(1)	Form of 2002 Employee Stock Purchase Plan of the Registrant.

10.6(4)	Senior Management Incentive Plan of AHL, effective for 2002.

10.7(4)	Executive Management Incentive Plan of AHL, effective for 2002.

10.8(4)	Form of Indemnity Agreement to be entered into between the Registrant and each of its executive officers and directors.

10.9(5)	Warehouse Credit, Term Loan and Security Agreement between AHL and Residential Funding Corporation dated as of March 17, 1999, and as amended.

10.10(6)	Loan and Security Agreement between AHL and Residential Funding Corporation dated as of March 17, 1999, and as amended.

10.11(6)	Floating-Rate Convertible Debenture issued to Residential Funding Corporation on March 17, 1999.

10.12(4)	Office Lease between AHL and MBL Life Assurance Corporation, dated August 29, 1995 and as amended through October 19, 1999.

10.13(4)	Carmel Mountain Distribution Center Multi-Tenant Industrial Net Lease between AHL and Calwest Industrial Properties, LLC, dated October 17, 2001 and as amended March 18, 2002.

10.14(4)	Promissory Note issued by Joseph J. Lydon to AHL on June 13, 2002.

10.15(4)	Secured Promissory Note issued by Joseph J. Lydon to AHL on August 1, 2001.

10.16(4)	Stock Pledge Agreement between Joseph J. Lydon and AHL, dated August 1, 2001.

10.17(4)	Stock Redemption Agreement among James A. Konrath, Ray W. McKewon and AHL, dated June 1, 1998.

10.18(4)	Stock Redemption Agreement among James A. Konrath, Ray W. McKewon and AHL, dated August 1, 1999.

10.19(4)	Supplemental Compensation Letter to Joseph J. Lydon dated August 1, 2001.

10.20(1)	Deferred Compensation Plan.

10.21(1)	Deferred Compensation Plan Trust Agreement.

10.22(6)	Form of Stock Purchase Agreement and Registration Rights Agreement, attached as Exhibit A thereto, by and between the Registrant and FBR Asset Investment Corporation.

21.1(2)	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (See page 80).

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.

(1)	Filed with amendment number 3 to Registration Statement on Form S-1 (File No. 333-91644) dated November 12, 2002.
(2)	Filed with amendment number 1 to Registration Statement on Form S-1 (File No. 333-91644) dated August 20, 2002.
(3)	Filed with amendment number 4 to Registration Statement on Form S-1 (File No. 333-91644) dated November 26, 2002.
(5)	Filed with amendment number 7 to Registration Statement on Form S-1 (File No. 333-91644) dated February 6, 2003.
(6)	Filed with amendment number 6 to Registration Statement on Form S-1 (File No. 333-91644) dated January 21, 2003.

ACCREDITED HOME LENDERS HOLDING CO.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Accredited Home Lenders Holding Co.

We have audited the accompanying consolidated balance sheets of Accredited Home Lenders Holding Co. and subsidiary (the “Company”) as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accredited Home Lenders Holding Co. and subsidiary as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

February 19, 2003

(March 18, 2003 as to Note 20)

San Diego, California

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002	2002
	(dollars in thousands)
			(pro forma) (unaudited)
ASSETS
Cash and cash equivalents	$14,790	$11,300	$11,300
Mortgage loans held for sale, net	531,698	972,349	972,349
Securitized loans, net of allowance for loan losses of $4,550 at December 31, 2002	—	743,375	743,375
Mortgage-related securities, at fair value	22,290	8,356	8,356
Mortgage servicing rights, net	4,826	3,116	3,116
Furniture, fixtures and equipment, net	4,486	8,794	8,794
Other receivables	15,537	32,229	32,229
Deferred income tax asset	6,449	17,075	17,075
Prepaid expenses and other assets	2,962	10,736	10,736

TOTAL	$603,038	$1,807,330	$1,807,330

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Warehouse and residual interest credit facilities (including $216,481 and $153,726 with a related party)	$547,063	$962,285	$962,285
Securitization bond financing	—	737,548	737,548
Convertible debt with a related party	3,000	3,000	—
Capital leases	597	265	265
Income taxes payable	4,220	6,423	6,423
Accounts payable and accrued liabilities	14,154	34,687	34,687

Total liabilities	569,034	1,744,208	1,741,208

Redeemable, convertible preferred stock:
Series A, $.001 par value; authorized 5,113,334 shares, zero pro forma shares at December 31, 2002 (unaudited); issued and outstanding 5,113,334 shares, zero pro forma shares at December 31, 2002 (unaudited); redeemable at $1.00 per share after January 1, 2000 (liquidating preference of $1.00 per share)	5,113	5,113

COMMITMENTS AND CONTINGENCIES (Note 18)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding			—
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 5,688,405 shares at December 31, 2001, 5,833,873 shares at December 31, 2002 and 13,465,064 pro forma shares at December 31, 2002 (unaudited)	6	6	13
Additional paid-in capital	1,585	2,351	10,457
Note receivable for common stock	(1,266)	(1,250)	(1,250)
Unearned compensation	(113)	(574)	(574)
Retained earnings	28,679	57,476	57,476

Total stockholders’ equity	28,891	58,009	66,122

TOTAL	$603,038	$1,807,330	$1,807,330

See notes to consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	2001	2002
	(dollars in thousands)
REVENUES:
Gain on sale of loans (including $23,798, $12,270 and $1,396 with a related party)	$55,748	$81,621	$122,877
Interest income	20,264	27,714	67,861
Loan servicing income	1,149	6,308	8,371
Net gain (loss) on mortgage-related securities and derivatives	(765)	3,433	1,154
Other income	94	16	516

Total revenues	76,490	119,092	200,779

EXPENSES:
Salaries, wages and benefits	30,499	44,139	74,576
Interest expense (including $9,199, $6,945 and $5,338 with a related party)	17,472	15,761	27,891
Occupancy	3,716	4,915	6,949
Provision for losses	2,467	6,787	17,669
Depreciation and amortization	1,587	1,699	2,595
General and administrative expenses	10,212	15,809	23,104

Total expenses	65,953	89,110	152,784

INCOME BEFORE INCOME TAXES	10,537	29,982	47,995
INCOME TAXES	4,531	12,583	19,198

NET INCOME	$6,006	$17,399	$28,797

BASIC EARNINGS PER SHARE	$1.29	$3.36	$4.99

DILUTED EARNINGS PER SHARE	$0.50	$1.32	$1.98

PRO FORMA BASIC EARNINGS PER SHARE			$2.16

PRO FORMA DILUTED EARNINGS PER SHARE			$1.98

See notes to consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Note Receivable for Common Stock	Unearned Compensation	Retained Earnings	Total
	Shares	Amount
	(dollars in thousands)
BALANCE, JANUARY 1, 2000	4,648,486	$5	$115	$(16)	$—	$5,647	$5,751
Issuance of common stock for options exercised	162,567		12				12
Net income						6,006	6,006

BALANCE, DECEMBER 31, 2000	4,811,053	5	127	(16)	—	11,653	11,769
Issuance of common stock for options exercised	1,127,352	1	1,334	(1,250)			85
Repurchase of common stock	(250,000)					(373)	(373)
Stock compensation (Note 15)			124		(124)		—
Amortization of unearned compensation					11		11
Net income						17,399	17,399

BALANCE, DECEMBER 31, 2001	5,688,405	6	1,585	(1,266)	(113)	28,679	28,891
Issuance of common stock for options exercised	145,468		141				141
Stock compensation (Note 15)			625		(625)		—
Amortization of unearned compensation					164		164
Payment of note receivable				16			16
Net income						28,797	28,797

BALANCE, DECEMBER 31, 2002	5,833,873	$6	$2,351	$(1,250)	$(574)	$57,476	$58,009

See notes to consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	2001	2002
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,006	$17,399	$28,797
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,587	1,699	2,595
Amortization of unearned compensation	—	11	164
Loss on disposal of furniture, fixtures, and equipment	—	—	212
Mortgage loans originated, net of fees	(1,543,909)	(2,395,463)	(4,428,391)
Proceeds from sale of mortgage loans held for sale, net of fees	1,544,720	1,991,791	3,224,305
Collection of principal payments on mortgage loans held for sale	2,123	6,696	10,969
Net change in fair value hedge basis adjustment on mortgage loans held for sale and securitized loans	—	—	(9,575)
Amortization of net deferred origination fees on securitized loans	—	—	(135)
Additions to mortgage-related securities	(20,533)	(8,765)	(820)
Cash received on mortgage-related securities	5,326	20,830	26,457
Net unrealized (gain) loss on mortgage-related securities	367	(4,609)	(7,842)
Accretion of mortgage-related securities	(2,366)	(3,867)	(3,861)
Additions to mortgage servicing rights	(2,676)	(2,584)	(603)
Amortization of mortgage servicing rights	415	1,540	2,313
Provision for losses	2,467	6,787	17,669
Deferred income tax	1,584	(7,863)	(10,626)
Changes in assets and liabilities:
Other receivables	(2,585)	(7,075)	(16,692)
Other assets	2,445	3,522	(2,833)
Accounts payable and accrued liabilities	1,971	4,825	10,880
Income taxes payable	2,358	1,468	2,203

Net cash used in operating activities	(700)	(373,658)	(1,154,814)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,847)	(2,501)	(7,115)
Principal payments on securitized loans	—	—	5,844

Net cash used in investing activities	(1,847)	(2,501)	(1,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from warehouse credit facilities	(7,653)	385,961	423,406
Proceeds from borrowings on residual interest credit facility	15,021	20,654	766
Payments of borrowings on residual interest credit facility	(5,035)	(16,913)	(8,950)
Proceeds from issuance of securitization bond financing	—	—	749,223
Payments of securitization bond financing	—	—	(11,675)
Payments on capital leases	(286)	(433)	(332)
Proceeds from exercise of stock options	12	85	141
Proceeds from payments on note receivable for common stock	—	—	16
Payments for repurchase of stock	—	(373)	—

Net cash provided by financing activities	2,059	388,981	1,152,595

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(488)	12,822	(3,490)
BEGINNING BALANCE, CASH AND CASH EQUIVALENTS	2,456	1,968	14,790

ENDING BALANCE, CASH AND CASH EQUIVALENTS	$1,968	$14,790	$11,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$15,737	$14,800	$23,425
Income taxes	$2,484	$11,115	$16,995
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred to purchase equipment	$195	$471	$—
Issuance of common stock with note receivable	$—	$1,250	$—
Unearned compensation	$—	$124	$625
Transfer of loans held for sale to securitized loans	$—	$—	$749,215
Transfer of loans held for sale to real estate owned, included in other assets	$2,643	$3,881	$4,941

See notes to consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002

1.    THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements include the accounts of Accredited Home Lenders Holding Co. (“AHLHC”), a Delaware corporation, and its wholly owned subsidiary Accredited Home Lenders, Inc. (“AHL”) (collectively the “Company”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated.

On February 14, 2003, AHLHC completed an initial public offering (the “Offering”) whereby 9,650,000 shares of its common stock (of which 4,493,022 shares were offered by AHLHC) were sold to the public resulting in gross proceeds of $35.9 million to AHLHC. In addition, AHLHC sold 510,697 shares of its common stock in a concurrent private placement resulting in gross proceeds of $3.8 million to AHLHC. Concurrently, 5,893,546 shares of common stock of AHLHC were issued in exchange for all of the issued and outstanding shares of common stock of AHL as part of a reorganization whereby AHL became a wholly owned subsidiary of AHLHC. The acquisition of AHL has been accounted for at historical cost in a manner similar to a pooling of interests, and the accompanying consolidated financial statements have been prepared assuming the reorganization had occurred as of the first day of the earliest period presented herein. The consolidated financial position and results of operations of the Company for the periods prior to the date of the reorganization consist of those of AHL.

General—The Company engages in the business of making mortgage loans to borrowers across the country. The Company’s business includes originating, selling, and servicing first and junior lien mortgage loans primarily secured by single-family (i.e., one- to four-family) residences.

Cash and Cash Equivalents—For purposes of financial statement presentation, the Company considers all liquid investments with an original maturity of three months or less to be cash equivalents.

Transfers of Financial Assets—Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets.

Mortgage Banking Activities—The Company primarily derives its revenue from the sale of loans to various third-party investors under purchase and sale agreements. Loan sales may be either on a servicing retained or released basis, and may take the form of a securitization. The Company may also retain interest-only strips or the right to other excess cash flows. Gains or losses resulting from loan sales are recognized at the time of sale, based on the difference between the net sales proceeds, including retained interests, and the allocated book value of the loans sold. During the years ended December 31, 2000, 2001 and 2002, the Company sold approximately $1.0 billion, $1.6 billion and $3.0 billion, respectively, of loans with mortgage servicing rights released.

From time to time, the Company has entered into securitizations structured as a sale and retains a residual interest. The Company also sells loans to third-party securitizers and retains the right to receive future payments based upon certain excess cash flows (primarily excess interest or prepayment penalties) generated by such loans. The revenue recognized from such transactions includes an adjustment for such residual interests or excess cash flows (collectively, “mortgage-related securities”) based upon the net present value of the amount expected to be

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received from the underlying loans less amounts paid to investors, estimated credit losses, servicing fees, as well as mortgage insurance fees, guarantee fees, and trustee fees for the securitizations. The net present value of the mortgage-related securities is determined based on assumptions for loan prepayments, defaults and other factors that market participants would demand for such financial instruments.

The Company measures mortgage-related securities like debt securities classified as trading securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, mortgage-related securities are recorded at fair value with any unrealized gains or losses recorded in the results of operations in the period of change in fair value. The Company determines the fair value of mortgage-related securities at origination and at each reporting period by discounting the estimated net future cash flows using assumptions that market participants would use to estimate fair value, including assumptions about interest rates, credit losses, and prepayment speeds. Effective June 30, 2002, the Company projects estimated losses in valuing mortgage-related securities using a loss curve based upon industry and the Company’s experience as to the timing and severity of losses. Prior to June 30, 2002, the Company projected estimated losses based upon a constant periodic loss factor. The impact of this change was not significant to the overall valuation of the Company’s mortgage-related securities. To the Company’s knowledge, there is no active market for the sale of such mortgage-related securities; accordingly, the Company’s estimate of fair value is subjective.

In the ordinary course of business, an investor may request that the Company refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid in full within a certain amount of time from the date of sale. The Company records a reserve for potential premium recapture on loans sold, which is charged to gain on sale of loans.

During 2002, the Company completed two securitizations structured as a financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. See Note 1—Securitized Loans and Securitization Bond Financing.

Mortgage Loans Held for Sale—Loans held for sale are carried at the lower of aggregate cost (including hedge basis adjustments) or market. Market is determined by current investor commitments or, in the absence of such commitments, upon current investor commitments for loans of similar terms and credit quality. Market valuation reserves have been provided on certain non-performing loans and other loans held for sale based upon the Company’s estimate of expected losses, generally based on the Company’s loss history for such loans. Valuation adjustments are charged against operations. The market reserve at December 31, 2001 and 2002 was $3,419,000 and $6,885,000, respectively.

Securitized Loans and Securitization Bond Financing—On July 25, 2002, the Company closed a securitization of $207.4 million of mortgage loans originated by the Company. Pursuant to the securitization, two classes of notes were issued, each rated “AAA” and “Aaa” by one or more nationally recognized rating agencies. Class A-1 Notes in the amount of $68.7 million were issued with a fixed interest rate of 4.93% collateralized by fixed interest rate mortgage loans. Class A-2 Notes in the amount of $138.7 million were issued with a variable interest rate of One-Month LIBOR plus 0.32%, collateralized by adjustable interest rate mortgage loans. The Classes A-1 and A-2 Notes have a final stated maturity date of July 25, 2032.

In the fourth quarter of 2002, the Company closed a securitization of mortgage loans originated by the Company. Pursuant to the securitization, three classes of notes were issued, each rated “AAA” and “Aaa” by one

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or more nationally recognized rating agencies. Class A-1 Notes in the amount of $178.7 million were issued with a fixed interest rate of 4.48% collateralized by fixed interest rate mortgage loans. Class A-2 Notes in the amount of $250.1 million were issued with a variable interest rate of One-Month LIBOR plus 0.49%, collateralized by adjustable interest rate mortgage loans. Class A-3 Notes in the amount of $113.2 million were issued with a variable interest rate of one-month LIBOR plus 0.50%, collateralized by adjustable interest rate mortgage loans. The Classes A-1 and A-3 Notes have a final stated maturity date of January 25, 2033 and the Class A-2 Notes have a final stated maturity date of February 25, 2033.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by the Company. Also, the Company, as servicer, subject to applicable contractual provisions, has sole discretion to use its best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the loans remain on the balance sheet (referred to as “securitized loans”), retained interests are not created, and securitization bond financing replaces the warehouse debt originally associated with the securitized loans. The Company records interest income on securitized loans and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

The Company periodically evaluates the need for or the adequacy of the allowance for loan losses on its securitized loans. Provision for loan losses on securitized loans is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses in such portfolio. The Company defines a loan as impaired at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying the Company’s historical loss experience. Loss estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of the Company’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Carrying values are written down to net realizable value when the loan is foreclosed or deemed uncollectible.

The Company carries securitized loans at their amortized principal balance pursuant to scheduled repayment terms as compared to the loans’ actual balance, as the Company must advance payments to the securitization trust whether or not such payments have been received from the borrowers. Accordingly, principal or interest that is delinquent is included as a component of servicing advances included in other receivables on the consolidated balance sheets. Advances are evaluated as a component of the allowance for loan losses.

Mortgage Servicing Rights—The Company recognizes as a separate asset the rights to service mortgage loans for others once such rights are contractually separated from the underlying loans. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income and are recorded at the lower of amortized cost or fair value. The fair value of mortgage servicing rights is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees, which may include the rights to prepayment penalties. All of the mortgage servicing rights recorded arise from rights to prepayment penalties. Assumptions used to value mortgage servicing rights are consistent with those used to value mortgage-related securities.

The Company periodically evaluates mortgage servicing rights for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis based on loan type using prepayment assumptions ranging from 4.2% to 68.0% and 20.0% to 67.5% and a discount rate of 15% at

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and 2002, respectively. Impairment, if it occurs, is recognized in a valuation allowance for each pool in the period of impairment. No impairment was identified as of December 31, 2001 and 2002.

Derivative Financial Instruments—As part of the Company’s interest rate management process, the Company uses derivative financial instruments such as options and futures. It is not the Company’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

The Company designates certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, the Company evaluates the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains adequate correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair market value of mortgage loans held for sale and securitized loans, the Company is using derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and mortgage loans held for sale and securitized loans are recognized in the consolidated statement of operations in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale recognized as a result of hedge accounting is reversed at the time the mortgage loans are sold. This results in a correspondingly higher or lower gain on sale of loans at such time. Any change in the fair value of securitized loans is amortized over the fixed rate period of the loan on a level yield basis. This results in a corresponding adjustment to interest income. The net amount recorded in the consolidated statement of operations is referred to as hedge ineffectiveness.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the consolidated statements of operations in the period in which the changes occur or when such instruments are settled.

Furniture, Fixtures and Equipment—Furniture, fixtures and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives, primarily two to five years. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the estimated useful life or the remaining lease term. The Company reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life are less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value.

Loan Origination Costs and Fees—Loan origination fees and certain direct origination costs are deferred as an adjustment to the carrying value of the loans. These fees and costs are recognized upon sale of loans to third-party investors or amortized over the life of the loan on a level yield basis for securitized loans.

Provision for Losses—Market valuation adjustments have been provided on certain nonperforming loans, other loans held for sale and real estate owned. These adjustments are based on the Company’s estimate of expected losses and are based on the value that the Company could reasonably expect to obtain from a sale, that is, other than in a forced or liquidation sale. Provision for losses on securitized loans is recorded in an amount sufficient to maintain the allowance for loan losses at a level considered adequate to cover probable losses on such loans. The Company also records a reserve for liabilities associated with loans sold which may be required to be repurchased due to breaches of representations and warranties and first payment defaults. Provision for

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses also includes net losses on real estate owned. Provision for losses for the years ended December 31, 1999, 2000, and 2001 includes a total of approximately $800,000 related to an employee misappropriating Company funds in concert with third parties. See Note 18.

Interest Income—Interest income is recorded as earned. Interest income represents the interest earned on loans held for sale during the period prior to their securitization or sale, securitized loans, mortgage-related securities and cash equivalents. The Company does not accrue interest on loans that are 90 days or more delinquent. In addition, the Company calculates an effective yield based on the carrying amount of the mortgage-related securities and the Company’s then-current estimates of future cash flows, and the Company recognizes accretion income, which is included as a component of interest income.

Loan Servicing and Other Fees—Fees for servicing loans are credited to income when received. Costs of servicing loans are expensed as incurred. Other loan fees, which represent income from the prepayment of loans, delinquent payment charges, and miscellaneous loan services, are recorded as revenue when collected.

Escrow and Fiduciary Funds—The Company maintains segregated bank accounts in trust for investors with respect to payments on mortgage loans serviced for investors, for securitized loans and for mortgagors with respect to property tax and hazard insurance premium payments escrowed by mortgagors with the Company. Such accounts amounted to $8.3 million and $16.3 million at December 31, 2001 and 2002, respectively, and are excluded from the Company’s assets and liabilities.

Income Taxes—Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If necessary, a valuation allowance is established based on management’s determination of the likelihood of realization of deferred tax assets.

Real Estate Owned—Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by the Company in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less costs to dispose. Fair value is based on the net amount that the Company could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. At December 31, 2001 and 2002, real estate owned totaling $1.8 million and $3.1 million, respectively, is included in other assets.

Stock-Based Compensation—SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has been accounting for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the grant price.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows (dollars in thousands):

	Year Ended December 31,
	2000	2001	2002
Net income, as reported	$6,006	$17,399	$28,797
Deduct: Net stock-based employee compensation expense	(43)	(39)	(48)

Pro forma net income	$5,963	$17,360	$28,749

Earnings per share:
Basic—as reported	$1.29	$3.36	$4.99
Basic—pro forma	$1.28	$3.35	$4.98

Diluted—as reported	$0.50	$1.32	$1.98
Diluted—pro forma	$0.49	$1.31	$1.97

The fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends, an expected option life of five years, a risk-free rate of 6% (2000), 4.7% (2001) and 3.9% (2002) and no volatility. The weighted average fair value at grant date was $0.38 for options granted at fair value during the years ended December 31, 2000 and 2001, and $0.57 for the other options granted in 2001 (as described above). The weighted average fair value at grant date was $2.36 for options granted during the year ended December 31, 2002.

Segment Reporting—While the Company’s management monitors the revenue streams through wholesale and retail loan originations, operations are managed and financial performance is evaluated by the Company’s chief operating decision-maker on a company-wide basis. Accordingly, the Company operates in one reportable operating segment.

Use of Estimates in the Preparation of Financial Statements—The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of the mortgage-related securities, mortgage servicing rights, derivative financial instruments and hedged assets, the determination of the market reserve on loans and the allowance for loan losses on securitized loans, and the determination of the reserves for repurchases.

Recent Accounting Pronouncements—On January 1, 2001, the Company adopted SFAS No. 133, as amended and interpreted. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative and are reported on the balance sheets at fair value. Upon adoption, SFAS No. 133 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2000, the FASB issued FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. FIN No. 44 clarifies the application of APB No. 25 for (a) the definition of “employee” for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN No. 44 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Interest in Securitized Financial Assets, sets forth the rules for recognizing interest income and determining when securities must be written down to fair value because of impairment. The Company adopted EITF 99-20 on April 1, 2001. The adoption of the provisions of EITF 99-20 did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, were issued in June 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets after their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with infinite lives will not be amortized, but will rather be tested at least annually for impairment. The adoption of SFAS No. 141 and No. 142 did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001, and requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 became effective on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution. This statement requires that the

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144 is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The Company adopted the new standard as of October 1, 2002 and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, was issued in December 2002 and amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation.

The FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, in November 2002. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of such interpretation will not have a material impact on its results of operations, financial position or cash flows.

The FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, in January 2003. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations, financial position or cash flows.

Reclassifications—Certain items in the prior year financial statements, primarily interest income and net gain (loss) on mortgage-related securities and derivatives, have been reclassified to conform to the current year presentation.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    UNAUDITED PRO FORMA INFORMATION

The unaudited pro forma consolidated balance sheet at December 31, 2002 reflects the automatic conversion of all of the outstanding shares of preferred stock as of December 31, 2002 into 5,113,334 shares of common stock; the automatic conversion of all warrants outstanding as of December 31, 2002 into 422,232 shares of common stock at the initial public offering price of $8.00 per share; and the conversion of all of the outstanding convertible debt as of December 31, 2002 into 2,095,625 shares of common stock.

The unaudited pro forma earnings per share has been presented to show the effects of the conversion of the preferred shares, the warrants and the convertible debt had they been converted to common stock as of January 1, 2002. The pro forma earnings include a reduction in interest expense for the convertible debt of $124,000, net of tax, for the year ended December 31, 2002. Weighted average shares used to calculate pro forma earnings per share for the year ended December 31, 2002 were 13,407,651, for pro forma basic earnings per share and 14,640,357 for pro forma diluted earnings per share.

3.    CONCENTRATIONS OF RISK

The Company’s ability to continue to originate and purchase loans is dependent, in part, upon its ability to securitize and sell loans in the secondary market in order to generate cash proceeds for new originations and purchases. The value of and market for the Company’s loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company’s ability to securitize or sell loans for acceptable prices within reasonable periods of time.

A prolonged, substantial reduction in the size of the secondary market for loans of the types originated and purchased by the Company may adversely affect the Company’s ability to securitize and sell loans with a consequent adverse impact on the Company’s profitability and ability to fund future originations and purchases, which could have a significant effect on the Company’s financial position, results of operations or cash flows.

In addition, in order to gain access to the mortgage-backed securities market, the Company has relied on the availability of (1) financing for the residual interests retained by the Company and (2) financial guarantee insurance with respect to the senior interests. Any unavailability of such financing or insurance could have a materially adverse effect on the Company’s access to the mortgage-backed securities market.

Significant Customers—For the year ended December 31, 2000, the Company sold $1.1 billion in loans to five investors, which represented 71.5% of total loans sold. For the year ended December 31, 2001, the Company sold $1.3 billion in loans to three investors, which represented 65.8% of total loans sold. For the year ended December 31, 2002, the Company sold $1.9 billion in loans to three investors, which represented 62.4% of total loans sold.

Market Risk—The Company regularly reviews the interest rates on its loan products and makes adjustments to the interest rates it offers to reflect current market conditions. The Company, from time to time in the normal course of business, uses derivative financial instruments in order to reduce exposure to fluctuations in interest rates and market prices on loans held for sale, and to reduce exposure to changes in the excess cash flows related to its mortgage-related securities and securitized loans.

Credit Repurchase Risk—The Company’s sales of mortgage loans are subject to standard mortgage industry representations and warranties, material violations of which may require the Company to repurchase one or more mortgage loans, including provisions requiring the Company to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. At December 31, 2001 and 2002, mortgage loans held for sale included approximately $2,915,000 and $13,970,000, respectively, of loans repurchased pursuant to the provisions described in the preceding sentence.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographical Concentration—Properties securing the mortgage loans in the Company’s servicing portfolio, including loans subserviced, are geographically dispersed throughout the United States. At December 31, 2001 and 2002, approximately 23% and 27%, respectively, of the properties were located in California. The remaining properties securing mortgage loans serviced did not exceed 10% in any other state at any period end.

Loan originations are geographically dispersed throughout the United States. During the years ended December 31, 2000, 2001 and 2002, approximately 36%, 36% and 38%, respectively, of loans originated were collateralized by properties located in California. The remaining originations did not exceed 10% in any other state during any of such periods.

4.    MORTGAGE LOANS

Mortgage loans held for sale—Mortgage loans held for sale were as follows (dollars in thousands):

	December 31,
	2001	2002
Mortgage loans held for sale—principal balance	$535,430	$977,508
Basis adjustment for fair value hedge accounting	—	3,021
Net deferred origination fees	(313)	(1,295)
Market reserve	(3,419)	(6,885)

Mortgage loans held for sale, net	$531,698	$972,349

Securitized loans—Securitized loans were as follows (dollars in thousands):

December 31, 2002
Securitized loans—principal balance	$742,848
Basis adjustment for fair value hedge accounting	6,554
Net deferred origination fees	(1,477)
Allowance for loan losses	(4,550)

Securitized loans, net	$743,375

Provision for losses

Activity in the market reserve on loans held for sale was as follows (dollars in thousands):

	Year Ended December 31,
	2000	2001	2002
Balance, beginning of period	$770	$1,515	$3,419
Provision for losses	1,281	2,818	6,309
Chargeoffs, net	(536)	(914)	(2,843)

Balance, end of period	$1,515	$3,419	$6,885

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the allowance for loan losses on securitized loans was as follows (dollars in thousands):

Year Ended December 31, 2002
Balance, beginning of period	$—
Provision for losses	4,550
Chargeoffs, net	—

Balance, end of period	$4,550

As of December 31, 2002, no securitized loans were impaired.

Activity in the reserve for losses on real estate owned was as follows (dollars in thousands):

	Year Ended December 31,
	2000	2001	2002
Balance, beginning of period	$500	$746	$1,228
Provision for losses	269	1,512	3,111
Chargeoffs, net	(23)	(1,030)	(2,247)

Balance, end of period	$746	$1,228	$2,092

Provision for losses in the accompanying consolidated statements of operations is composed of the following (dollars in thousands):

	Year Ended December 31,
	2000	2001	2002
Provision—market reserve on loans	$1,281	$2,818	$6,309
Provision—allowances for losses on securitized loans	—	—	4,550
Provision—reserve for real estate owned	269	1,512	3,111
Provision—reserve for repurchases	—	1,492	1,872
Net losses on real estate owned	917	965	1,827

	$2,467	$6,787	$17,669

5.    MORTGAGE-RELATED SECURITIES

Twice during 1995, and once in 1996, the Company sold to a third-party securitizer approximately $7.9 million, $15.7 million and $18.3 million, respectively, of mortgage loans originated or acquired by the Company. Pursuant to the agreement with the securitizer, the Company is entitled to receive payments based upon the amount of excess cash flows generated by the Company’s sold loans. The excess cash flows consist of the interest paid by the obligors of the Company’s sold loans, less the sum of the yield payable to holders of the senior securities issued in the securitization, servicing and other fees, and credit losses on the Company’s sold loans. The Company’s receipt of such excess cash flows may be delayed to the extent that the agreement with the securitizer does not require such excess cash flows to be paid to the Company until certain overcollateralization levels specified in such agreement are met.

During 1996 and 2000, the Company executed its own securitizations structured as a sale of approximately $92.1 million and $174.7 million, respectively, of mortgage loans originated or acquired by the Company. The senior securities in each securitization were sold to third parties, and the Company retained a subordinated

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

residual interest in each securitization. As the residual interest holder, the Company is entitled to the excess cash flows consisting of the interest paid by the obligors of the underlying mortgage loans, less the sum of, the interest payable to the senior security holders, servicing and other fees, insurance fees and credit losses on the underlying mortgage loans (to the extent such losses are not covered by a primary mortgage insurance policy which insures certain of the underlying mortgage loans in the 2000 securitization). The Company’s receipt of such excess cash flows is delayed to the extent that such securitizations provide credit enhancement to the senior security holders by requiring the retention in a reserve account and/or the distribution to the senior security holders, as an accelerated amortization of the principal balance of their securities, of certain amounts otherwise payable to the Company as the residual interest holder. The Company does not have any recourse obligation for credit losses in these securitizations, except to the extent of the Company’s retained residual interests.

During the years ended December 31, 2000, 2001 and 2002, the Company sold to a third-party investor approximately $321.0 million, $299.8 million and $75.8 million, respectively, of mortgage loans originated or acquired by the Company. See Note 18. Pursuant to the agreement with the investor, the Company is entitled to receive payments based upon the amount of excess cash flows generated by the Company’s sold loans. The excess cash flows consist of the interest paid by the obligors of the Company’s sold loans, less the sum of a specified yield payable to the investor, servicing fees and credit losses on the Company’s sold loans. The Company is also entitled to all prepayment penalties collected, as long as the rate of prepayments stays below certain thresholds. Should the thresholds be exceeded, then the Company must share the prepayment penalties collected with the investor.

Mortgage-related securities are comprised of the following (dollars in thousands):

	December 31,
	2001	2002
Residual interest arising from Company securitizations	$8,840	$4,294
Retained interest arising from sales to third-party investors	13,450	4,062

	$22,290	$8,356

Mortgage-related securities consisted of the following (dollars in thousands):

	Year Ended December 31,
	2000	2001	2002
Balance, beginning of period	$8,673	$25,879	$22,290
Additions	20,533	8,765	820
Net unrealized gains (losses)	(367)	4,609	7,842
Interest accretion	2,366	3,867	3,861
Cash collected	(5,326)	(20,830)	(26,457)

Balance, end of period	$25,879	$22,290	$8,356

Key economic assumptions used in measuring the residual interest at the date of securitization resulting from the securitization completed during 2000 were as follows:

Prepayment speed (annual rate)	2.75% to 55%
Weighted-average life (in years)	2.79 years
Expected cumulative credit losses	2.03%
Discount rate	12%

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% increases in these assumptions for the 2000 securitization are as follows (dollars in thousands):

	December 31,
	2001	2002
Carrying amount/fair value of residual interest	$8,000	$4,294
Weighted average life (in years)	2.81 years	3.10 years
Prepayment speed assumptions (annual rate)	24.2%–60.5%	22.0%–62.5%
Increase (decrease) in fair value of 10% change	$(577)	$133
Increase (decrease) in fair value of 20% change	$(1,050)	$293
Expected credit losses (cumulative rate)	4.85%	4.82%
Increase (decrease) in fair value of 10% change	$(626)	$(393)
Increase (decrease) in fair value of 20% change	$(1,077)	$(778)
Residual cash flows discount rate (annual rate)	15%	15%
Increase (decrease) in fair value of 10% change	$(339)	$(291)
Increase (decrease) in fair value of 20% change	$(648)	$(552)
Interest rates on adjustable loans	Forward LIBOR curve	Forward LIBOR curve
Increase (decrease) in fair value of 10% change	$(34)	$(11)
Increase (decrease) in fair value of 20% change	$(86)	$(17)

These sensitivities are hypothetical and should be used with caution. As the above amounts indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Aggregate actual and projected credit losses as a percentage of original securities pool balance for the securitization completed in 2000 as of December 31, 2001 and 2002 were 4.85% and 4.82%, respectively.

The following summarizes certain cash flows received from and paid to securitization trust (dollars in thousands):

	Year Ended December 31,
	2001	2002
Proceeds from new securitizations	$—	$—
Servicing fees received	873	616
Cash flows received on residual interest	2,976	5,072
Purchases of delinquent or foreclosed assets	588	4,864
Servicing advances	2,346	2,074
Reimbursements of servicing advances	1,141	1,867

The Company recognized $7.4 million in pretax gains, net of costs, on the securitization of mortgage loans for the year ended December 31, 2000.

Information for the Company’s 1996 securitization is not included in the tables above. The remaining fair value of such residual interest at December 31, 2001 and December 31, 2002 was approximately $840,000 and $0, respectively. In June 2002, the Company exercised its clean-up call option with respect to this securitization and repurchased approximately $6.0 million in loans.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company utilized the following key assumptions to value its mortgage-related securities originated during the years ended December 31, 2001 and 2002 that arose from sales of loans by the Company to third-party investors.

	Year Ended December 31,
	2001	2002
Annual prepayment speeds	2.5% to 60%	4.2% to 60%
Discount rate	12% to 15%	15%
Expected cumulative credit losses	3.1% to 4.1%	4.6%
Interest rate on adjustable rate loans	Forward LIBOR curve	Forward LIBOR curve

The Company utilized the following assumptions to revalue all mortgage-related securities that arose from sales of loans by the Company to third party investors outstanding at December 31, 2001 and 2002:

	December 31,
	2001	2002
Annual prepayment speeds	4.2% to 68%	20.0% to 67.5%
Discount rate	15%	15%
Expected cumulative credit losses	4.60%	5.00%
Interest rate on adjustable rate loans	Forward LIBOR curve	Forward LIBOR curve
Fair value at year end	$13,450	$4,062

The following table summarizes the historical loss and delinquency amounts for the managed portfolio, including mortgage loans and real estate owned:

	At December 31, 2002		Year Ended December 31, 2002
	Total principal amount	Delinquent principal over 91 days	Credit losses (net of recoveries)
	(dollars in thousands)
Mortgage loans held for sale*	$977,508	$9,635	$7,393
Mortgage loans sold servicing retained	480,243	21,148	5,634
Mortgage loans securitized by Company**	805,518	4,981	997

Total mortgage loans managed	$2,263,269	$35,764	$14,024

	At December 31, 2001		Year Ended December 31, 2001
	Total principal amount	Delinquent principal over 91 days	Credit losses (net of recoveries)
	(dollars in thousands)
Mortgage loans held for sale*	$535,430	$5,797	$2,909
Mortgage loans sold servicing retained	638,697	23,849	3,890
Mortgage loans securitized by Company	123,923	9,054	1,596

Total mortgage loans managed	$1,298,050	$38,700	$8,395

*	Credit losses (net of recoveries) consist of charge-offs on loans held for sale, real estate owned and repurchases, as well as net losses on real estate owned. See Notes 4 and 10.
**	Includes $742.8 million of securitized loans.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    MORTGAGE SERVICING RIGHTS

Mortgage servicing rights were as follows (dollars in thousands):

	Year Ended December 31,
	2000	2001	2002
Balance, beginning of period	$1,521	$3,782	$4,826
Additions, through originations	2,676	2,584	603
Amortization	(415)	(1,540)	(2,313)

Balance, end of period	$3,782	$4,826	$3,116

The fair value of mortgage servicing rights at December 31, 2001 and 2002 was $5.4 million and $3.3 million, respectively.

The Company is the master servicer for $0.8 billion, $1.3 billion and $2.3 billion in loans as of December 31, 2000, 2001 and 2002, respectively.

The Company is servicing for others 7,195 and 5,416 loans with an outstanding balance of $762.6 million and $547.6 million at December 31, 2001 and 2002, respectively, and is servicing 4,775 loans with an outstanding balance of $742.8 million at December 31, 2002 related to the securitizations structured as a financing.

The following table summarizes the estimated aggregate amortization expense for mortgage servicing rights as of December 31, 2002 for each of the four succeeding fiscal years:

December 31, 2002
(dollars in thousands)
Years ending December 31:
2003	$1,998
2004	869
2005	190
2006	59

Total	$3,116

7.    FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment were as follows (dollars in thousands):

	December 31,
	2001	2002
Office equipment	$5,352	$5,725
Computer software	2,042	2,806
Furniture and equipment	1,712	2,354
Leasehold improvements	296	776
Computer projects	—	136

	9,402	11,797
Accumulated depreciation and amortization	(4,916)	(3,003)

Furniture, fixtures and equipment, net	$4,486	$8,794

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    OTHER RECEIVABLES

Other receivables were as follows (dollars in thousands):

	December 31,
	2001	2002
Corporate, escrow and servicing advances	$7,787	$9,117
Loans funded but not closed	3,275	—
Accrued interest on mortgage loans	1,875	7,104
Receivables from loan sales	11	—
Deposit in derivative margin account	1,767	15,461
Other	822	547

Total	$15,537	$32,229

9.    DERIVATIVE FINANCIAL INSTRUMENTS

Objectives for Holding Derivative Financial Instruments—The Company regularly securitizes and sells fixed and variable rate loans. The Company faces three primary types of interest rate risk: during the period from approval of a loan application through loan funding; on its loans held for sale from the time of funding to the date of sale; and on the loans underlying the Company’s mortgage-related securities and on its securitized loans.

Interest rate risk exists during the period from approval of a loan application through loan funding and from the time of funding to the date of sale because the premium earned on the sale of these loans is partially contingent upon the then-current market rate of interest for loans as compared to the contractual interest rate of the loans. The Company’s use of derivatives is intended to mitigate the volatility of earnings associated with fluctuations in the gain on sale of loans due to changes in the current market rate of interest.

The interest rate risk on the loans underlying the Company’s mortgage-related securities and on its securitized loans exists because some of these loans have fixed interest rates for a period of two or three years while the rate passed through to the investors in the mortgage-related securities and the holders of the securitization bonds is based upon an adjustable rate. The Company’s use of derivatives is intended to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) on the mortgage-related securities and changes in the cash flows of the securitized loans due to changes in LIBOR rates.

Accounting for Derivative Financial Instruments and Designation of Hedged Instruments—As part of the Company’s interest rate management process, the Company uses derivative financial instruments. The Company has implemented hedge accounting for certain derivative financial instruments used to hedge its mortgage loans held for sale and securitized loans. For those derivative financial instruments, on the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge, which hedges the fair value of mortgage loans held for sale or the fair value of securitized loans. Changes in the fair value of such derivative financial instrument and changes in the fair value of hedged assets attributable to the hedged risk which are determined to be effective, are recorded in current period earnings. Accordingly, the net amount recorded in the Company’s consolidated statements of operations is referred to as hedge ineffectiveness.

The Company documents the relationships between hedging instruments and hedged items, as well as the purpose, strategy and objective for undertaking various hedge transactions. This process includes linking derivatives to specific assets on the balance sheet. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedge transactions are highly effective in offsetting changes

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in fair values of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be recorded on the balance sheet at its fair value. For terminated hedges or hedges no longer qualifying as effective, the formerly hedged asset will no longer be adjusted for changes in fair value and any previously recorded adjustment to the hedged asset will be included in the carrying basis. These amounts will be included in results of operations at the time of disposition of the asset.

At the time the hedged asset is no longer exposed to interest rate risk, the Company terminates the hedging instrument.

Derivative Financial Instruments and Hedged Instrument Activity—During August 2002, the Company began using hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale. At December 31, 2002, fair value hedge basis adjustments of $3.0 million are included in mortgage loans held for sale related to the $497.9 million of such loans designated as hedged assets. Hedge ineffectiveness associated with fair value hedges of $(242,000) was recorded in earnings during 2002 and is included as a reduction in gain on sale of loans in the consolidated statements of operations.

During December 2002, the Company began using hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its securitized loans. At December 31, 2002, fair value hedge basis adjustments of $6.6 million are included in securitized loans related to the $291.4 million of such loans designated as hedged assets. Hedge ineffectiveness associated with fair value hedges of $(150,000) was recorded in earnings during 2002 and is included as a reduction in interest income in the consolidated statements of operations.

At December 31, 2002, the Company had outstanding futures contracts with a fair value of $(10.7) million included in accrued liabilities of which contracts with a fair value of $(6.4) million are designated as hedge instruments. The Company is required to maintain a cash deposit in a margin account with its broker related to these derivative transactions. At December 31, 2002, approximately $15.5 million was on deposit in such margin account, which is included in other receivables. Accordingly, the net liquidation value of the Company’s derivative financial instruments and related margin account is $4.8 million at December 31, 2002. In addition, the Company had option contracts with a fair value of $16,000 included in other assets at December 31, 2002.

At December 31, 2001, the Company had outstanding futures contracts with a fair value of $(704,000) included in accrued liabilities. At December 31, 2001, approximately $1.8 million was on deposit in a margin account related to these derivative transactions, which is included in other receivables. In addition, the Company had option contracts with a fair value of $4,000 included in other assets at December 31, 2001.

During the years ended December 31, 2000, 2001 and 2002, the change in fair value of derivative financial instruments recorded in earnings was as follows (dollars in thousands):

	Year Ended December 31,
	2000	2001	2002
Net unrealized loss	$—	$(823)	$(3,905)
Net realized loss	(398)	(547)	(25,542)

Total	$(398)	$(1,370)	$(29,447)

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2001 and 2002, a $194,000 and $20.1 million net loss on derivatives, respectively, is included in gain on sale of loans and a $0 and $2.7 million net loss on derivatives, respectively, is included in interest income in the consolidated statements of operations. The remaining amount of net gain (loss) on derivatives is included in net gain (loss) on mortgage-related securities and derivatives in the consolidated statements of operations for all periods presented.

10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows (dollars in thousands):

	December 31,
	2001	2002
Accrued liabilities	$10,544	$19,197
Reserve for premium recapture	1,042	1,374
Reserve for repurchases	1,492	2,888
Accounts payable—trade	372	545
Futures contracts	704	10,683

Total	$14,154	$34,687

Activity in the reserve for premium recapture was as follows (dollars in thousands):

	Year Ended December 31,
	2000	2001	2002
Balance, beginning of period	$493	$567	$1,042
Provision	442	757	1,099
Chargeoffs, net	(368)	(282)	(767)

Balance, end of period	$567	$1,042	$1,374

Activity in the reserve for repurchases was as follows (dollars in thousands):

	Year Ended December 31,
	2000	2001	2002
Balance, beginning of period	$—	$—	$1,492
Provision	—	1,492	1,872
Chargeoffs, net	—	—	(476)

Balance, end of period	$—	$1,492	$2,888

11.    CREDIT FACILITIES

Outstanding warehouse and residual interest credit facility balances consisted of the following (dollars in thousands):

	December 31,
	2001	2002
Warehouse credit facilities	$532,020	$955,426
Residual interest credit facility	15,043	6,859

Total	$547,063	$962,285

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding convertible debt credit facility balances were $3.0 million at December 31, 2001 and 2002.

Credit Facilities—The Company had in place the following credit facilities:

A warehouse credit facility providing for borrowings up to the maximum described below, collateralized by performing loans.

December 31,
	2001	2002
Maximum borrowings	$125 million	$300 million
Interest rate index	One-month LIBOR	One-month LIBOR
Interest rate at period end	3.4% to 3.9%	2.6% to 3.1%
Balance outstanding	$122.0 million	$214.5 million
Expiration date	February 28, 2003	February 28, 2003

The maximum borrowings under this facility were temporarily increased to $175 million from December 1, 2001 to January 15, 2002. This line of credit also provides for a sublimit of $8.5 million and $10 million at December 31, 2001 and 2002, respectively, collateralized by nonperforming loans (primarily loans 60 or more days delinquent) with interest based on one-month LIBOR. Outstanding borrowings at December 31, 2001 and 2002 were $3.8 million and $5.6 million, respectively, and interest rates at period end were 5.4% and 4.9%, respectively. In February 2003, this facility was amended and restated whereby the maximum borrowings were changed to $400 million and the expiration date was changed to January 31, 2004.

A warehouse credit facility implemented in 2001 providing for borrowings up to the maximum described below, collateralized by performing and non-performing loans.

December 31,
	2001	2002
Maximum borrowings	$150 million	$300 million
Interest rate index	One-month LIBOR	One-month LIBOR
Interest rate at period end	3.2% to 3.5%	2.7% to 3.0%
Balance outstanding	$153.1 million	$267.1 million
Expiration date	March 29, 2003	March 29, 2003

The maximum borrowings under this facility were temporarily increased to $200 million from December 1, 2001 to January 18, 2002.

A warehouse credit facility implemented in 2001 providing for borrowings up to the maximum described below, collateralized by performing loans.

	December 31,
	2001	2002
Maximum borrowings	$15 million	$15 million
Interest rate index	Weighted prime rate	Weighted prime rate
Interest rate at period end	5.25%	4.75%
Weighted prime rate	4.75%	4.25%
Balance outstanding	$51.7 million	$7.5 million
Expiration date	March 31, 2003	March 31, 2003

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maximum borrowings under this facility were temporarily increased to $100 million from December 28, 2001 to January 15, 2002.

A warehouse credit facility implemented in 2002 providing for borrowings up to the maximum described below, collateralized by performing loans.

December 31, 2002
Maximum borrowings	$225 million
Interest rate index	One-month LIBOR
Interest rate at period end	2.6% to 3.6%
Balance outstanding	$196.6 million
Expiration date	September 23, 2003

This line also provides for a sublimit of $15 million at December 31, 2002 collateralized by nonperforming and aged loans with interest based on one-month LIBOR. Outstanding borrowings were $1.5 million with an interest rate of 3.6% at December 31, 2002.

A warehouse credit facility implemented in 2002 providing for borrowings up to the maximum described below, collateralized by performing loans.

December 31, 2002
Maximum borrowings	$75 million non-discretionary, $75 million discretionary
Interest rate index	One-month LIBOR
Interest rate at period end	2.5% to 4.1%
Balance outstanding	$115.8 million
Expiration date	September 19, 2003

This line also provides for a sublimit of $22.5 million at December 31, 2002, collateralized by nonperforming and aged loans with interest based on one-month LIBOR. There were no outstanding borrowings under this facility at December 31, 2002.

A credit facility with a related party providing for the following four separate borrowing facilities. The related party has a beneficial ownership interest in the Company related to the convertible debt facility described below.

A warehouse credit facility for borrowings up to the maximum described below, collateralized by performing loans.

	December 31,
	2001	2002
Maximum borrowings	$82 million non-discretionary; $75 million discretionary	$82 million non-discretionary; $75 million discretionary
Interest rate index	One-month LIBOR	One-month LIBOR
Interest rate at period end	3.1%	2.6%
Balance outstanding	$201.4 million	$146.9 million
Expiration date	May 17, 2002	May 31, 2003

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maximum non-discretionary borrowings under this facility were temporarily increased to $155.0 million from December 31, 2001 to January 15, 2002 and to $125.0 million from May 17, 2002 to May 31, 2003. This line also provides for a sublimit of $7.0 million at both December 31, 2001 and 2002 collateralized by seasoned loans, defined as eligible mortgage loans which are aged more than 90 days, with interest based on one-month LIBOR. There were no outstanding borrowings at December 31, 2001 and 2002.

A line of credit for borrowings up to the maximum described below, also collateralized by performing loans (to the extent the lender’s valuation of such loans exceeds specified levels).

	December 31,
	2001	2002
Maximum borrowings	$4.5 million	$4.5 million
Interest rate index	One-month LIBOR	One-month LIBOR
Interest rate at period end	4.9%	4.4%
Balance outstanding	$0	$0
Expiration date	May 17, 2002	May 31, 2003

A line of credit for borrowings up to the maximum described below, collateralized by real estate owned (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure) and loans 60 days or more delinquent.

	December 31,
	2001	2002
Maximum borrowings	$8 million	$8 million
Interest rate index	One-month LIBOR	One-month LIBOR
Interest rate at period end	4.9%	4.4%
Balance outstanding	$0	$0
Expiration date	May 17, 2002	May 31, 2003

A term loan for borrowings up to the maximum described below, collateralized by residual interests in securitized pools of mortgage loans and/or the Company’s rights, with respect to loans sold to the lender, to ongoing payments which approximate residual interests in securitized pools of such loans.

December 31,
	2001	2002
Maximum borrowings	$40 million	$40 million
Interest rate index	One-month LIBOR	One-month LIBOR
Interest rate at period end	5.4% to 5.9%	4.9% to 5.4%
Balance outstanding	$15.0 million	$6.8 million
Expiration date	May 17, 2002	May 31, 2003

The balance outstanding is payable in 36 equal installments from the advance date. Upon the expiration of the facility, all remaining amounts due will be payable in 12 equal installments. At December 31, 2002, the outstanding balance is due as follows: $5.0 million and $1.8 million for the years ending December 31, 2003 and 2004, respectively.

The Company also has a $3.0 million multiple-advance convertible debt facility with this lender, with interest based on one-month LIBOR. The interest rate was 6.9% and 6.4% at December 31, 2001 and 2002, respectively. The convertible debt matures no earlier than May 31, 2006 (extendable to March 18, 2007 at the

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lender’s sole discretion), subject to earlier amortization if specified performance standards are not met by the Company; may not be voluntarily prepaid; and is convertible into 2,095,625 shares of the Company’s Series B Common Stock, subject to adjustment as set forth in the convertible debenture which evidences the convertible debt. The per share conversion price approximated the estimated fair market value of the Company’s stock at the date of issuance.

At December 31, 2001 and 2002, $535.4 million and $977.5 million, respectively, of principal balance of loans held for sale were pledged as collateral against total outstanding debt balances under the warehouse lines of credit of $532.0 million and $955.4 million, respectively. Also, $21.1 million and $8.2 million, respectively, of mortgage-related securities were pledged as collateral against the $15.0 million and $6.9 million, respectively, outstanding under the residual interest credit facility as of December 31, 2001 and 2002.

As of December 31, 2002, the Company was in compliance with all covenant requirements for each of the facilities. The Company’s warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements and limitations on other indebtedness. If the Company fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if the Company defaults under one facility, it would generally trigger a default under the Company’s other facilities.

The Company anticipates that its borrowings will be repaid from net proceeds from the sale of loans and other assets, cash flows from operations, or from refinancing the borrowings. The Company believes that it can continue to comply with loan covenants and that other alternative sources of credit are available to the Company to repay maturing loans if anticipated asset sales are not completed by loan due dates.

The following summarizes activity in all credit facilities (dollars in thousands):

	Year Ended December 31,
	2000	2001	2002
Average balance outstanding	$172,767	$265,939	$687,932
Maximum amount outstanding at any month-end during the period	209,486	547,063	969,226
Weighted average interest rate during the period	8.24%	5.08%	3.23%

Warrant Agreements—In connection with one of the warehouse credit facilities described above, the Company entered into a warrant agreement with the lender pursuant to which the lender was granted warrants to acquire 363,819 shares of the Company’s common stock at $1.76 per share, subject to adjustment in accordance with the terms of the warrant agreement, all of which warrants were outstanding at December 31, 1998. In connection with the implementation of the convertible debt facility discussed above, the shares of common stock acquirable upon exercise of the warrants were reclassified as Series A Common Stock, and the number of shares of such stock acquirable upon exercise of the warrants was increased by 10,638 shares in accordance with the terms of the warrant agreement, resulting in warrants outstanding for 374,457 shares at December 31, 2001 and 2002. If the warrants under this agreement are not exercised or converted by October 31, 2004, the warrants automatically convert into 292,076 shares of Series A Common Stock, in accordance with a formula set forth in the agreement.

In connection with a now-expired warehouse credit facility, the Company entered into a warrant agreement with the lender pursuant to which the lender was granted warrants to acquire 911,854 shares of the Company’s common stock at $1.00 per share, subject to adjustment in accordance with the terms of the warrant agreement.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to an amendment to the warrant agreement effective January 30, 1998, the number of shares of common stock acquirable upon exercise of the warrants was reduced to 148,750, and all of such warrants were outstanding at December 31, 1998. In connection with the implementation of the convertible debt facility discussed above, the shares of common stock acquirable upon exercise of the warrants were reclassified as Series A Common Stock such that warrants to acquire 148,750 shares of Series A Common Stock were outstanding at December 31, 2001 and 2002. If the warrants under this agreement have not been exercised or converted by June 30, 2003, the warrants automatically convert into 130,156 shares of Series A Common Stock, in accordance with a formula set forth in the agreement.

With respect to both of the warrant agreements described above, the fair value of the warrants at the date of their issuance was insignificant. The warrants are exercisable solely at the option of the holder at any time after issuance and automatically convert to Series A Common Stock upon the sale of our stock in an underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended, which is not less than $12.0 million in the aggregate and at a price per share of not less than $4.00.

12.    SECURITIZATION BOND FINANCING

The following is a summary of the outstanding securitization bond financing, by class (dollars in thousands):

	December 31, 2002
	Amount	Interest Rate	Stated Maturity Date
Series 2002-1:
Class A-1	$65,949	4.93%	July 25, 2032
Class A-2	131,336	One-month LIBOR+0.32%	July 25, 2032

	197,285
Unamortized bond discount	(13)

Series 2002-1, net	$197,272

Series 2002-2:
Class A-1	$178,450	4.48%	January 25, 2033
Class A-2	249,123	One-month LIBOR+0.49%	February 25, 2033
Class A-3	112,761	One-month LIBOR+0.50%	January 25, 2033

	540,334
Unamortized bond discount	(58)

Series 2002-2, net	$540,276

Total securitization bond financing, net	$737,548

The bonds are collateralized by securitized loans with an aggregate outstanding principal balance of $742.8 million as of December 31, 2002. Unamortized debt issuance costs, included in other assets, are approximately $3.5 million at December 31, 2002.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts collected by the Company as servicer of the mortgage loans are remitted to the trustee, who in turn distributes such amounts each month to the bondholders, together with other amounts received with respect to the mortgage loans, net of fees payable to the Company, trustee and insurer of the bonds. Interest collected each month on the mortgage loans will generally exceed the amount of interest accrued on the bonds. A portion of such excess interest will initially be distributed as principal to the bonds. As a result of such principal distributions, the excess of the unpaid principal balance of the loans over the unpaid principal balance of the bonds (“overcollateralization”) will increase. The securitization agreement requires that a certain level of overcollateralization be maintained. Once a required level has been reached, excess interest will no longer be used to accelerate the amortization of the bonds. Whenever the level of overcollateralization falls below the required level, excess interest will again be paid as principal to the bonds until the required level has been reached. Excess interest that is not paid to the bonds in order to create or maintain the required overcollateralization level, or used to make certain other payments, will be passed through to the Company. Therefore, the bonds are not necessarily expected to be outstanding through the stated maturity date set forth above.

The following table summarizes the expected repayment requirements relating to the securitization bond financing at December 31, 2002. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

December 31, 2002
(dollars in thousands)
Years ending December 31:
2003	$121,283
2004	193,389
2005	171,490
2006	91,863
2007	42,083
Thereafter	117,511

Total	$737,619

13.    INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of significant items comprising the Company’s net deferred tax asset were as follows (dollars in thousands):

	December 31,
	2001	2002
Loans held for sale	$5,876	$14,000
Market reserve on loans held for sale	1,903	3,403
Other reserves and accruals	1,683	3,486
State taxes	129	27

Deferred tax assets	9,591	20,916

Loan securitizations	(2,066)	(2,224)
Mortgage-related securities	(1,076)	(1,617)

Deferred tax liabilities	(3,142)	(3,841)

Net deferred tax asset	$6,449	$17,075

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the income tax (benefit) expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2000	2001	2002
Federal:
Current	$2,205	$16,383	$23,163
Deferred	1,078	(6,615)	(7,900)

	3,283	9,768	15,263

State:
Current	742	4,063	6,661
Deferred	506	(1,248)	(2,726)

	1,248	2,815	3,935

Total	$4,531	$12,583	$19,198

The deferred income tax expense resulted from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The primary sources of these differences were the origination and reversal of the following: mortgage securitizations where book income has been recognized in excess of taxable income, loans held for sale at year end where taxable income has been recognized in excess of book income and various reserves and accruals in which book deductions exceed tax deductions.

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations (dollars in thousands):

	Year Ended December 31,
	2000	2001	2002
Federal income tax at statutory rate	$3,583	$10,487	$16,798
State income tax, net of federal effects	824	1,830	2,364
Other	124	266	36

Total	$4,531	$12,583	$19,198

14.    REDEEMABLE, CONVERTIBLE PREFERRED STOCK

The holders of AHL’s Series A Preferred Stock (“Preferred Stock”) are entitled to a non-cumulative dividend preference of $.06 per share. The Preferred Stock is redeemable, at the option of the shareholder, at a redemption price of $1.00 per share, adjusted for stock dividends, combinations or splits, after January 1, 2000. It has a liquidation preference of $1.00 per share, adjusted for stock dividends, splits and combinations, plus declared but unpaid dividends, and a conversion price of $1.00 per share, which may be adjusted if common stock issued by the Company, subject to certain excluded issuances, is issued for less than $1.00 per share. The Preferred Stock is convertible solely at the option of the holder at any time after issuance and is automatically convertible upon the sale of the Company’s stock in an underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended, which is not less than $12.0 million in the aggregate and at a price per share of not less than $4.00. In connection with the Offering, the Preferred Stock was converted to common stock.

The Preferred Stock, which votes with the common stock on an “as if converted” basis, represented approximately 47.3% and 46.7% of the total outstanding voting shares at December 31, 2001 and 2002,

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. Pursuant to AHL’s Articles of Incorporation and a Voting Rights Agreement among the holders of the Preferred Stock and the holders of a majority of the outstanding common stock of AHL, as amended, the holders of the Preferred Stock were entitled to elect two of the seven directors authorized for AHL.

15.    STOCKHOLDERS’ EQUITY

Common Stock—As part of AHL’s multi-faceted financing facility established in March 1999, AHL issued to the lender a convertible debenture convertible into 2,095,625 shares of AHL’s Series B Common Stock (see following paragraph), subject to adjustment in accordance with the terms of the debenture.

In connection with the issuance of the convertible debenture, AHL’s Articles of Incorporation were amended (1) to increase to seven the number of AHL’s authorized directors; (2) to increase to 20,000,000 the number of authorized shares of AHL’s common stock; and (3) to provide for two classes of common stock, with Series B Common Stock being the class of stock issuable upon conversion of the convertible debenture, and all outstanding shares of common stock being reclassified as Series A Common Stock. The rights, preferences and privileges of the two classes of stock are identical except that the holders of Series B Common Stock and holders of the rights to acquire such stock have the right to elect one director for so long as the number of shares of Series B Common Stock which the lender and/or its affiliates holds or is entitled to acquire is greater than or equal to 5% of the Company’s outstanding shares of capital stock, on a fully diluted basis (i.e., including shares acquirable upon exercise or conversion of options, warrants and/or convertible securities). The Series B Common Stock converts into Series A Common Stock upon the sale of such stock to a person or entity not affiliated with the lender or upon expiration of the director election rights described in the preceding sentence. As of December 31, 2002, no shares of Series B Common Stock have been issued.

Stock Option Plans—The Company’s 1995 Executive Stock Option Plan and 1995 Stock Option Plan, both adopted in 1995, and the Company’s 1998 Stock Option Plan adopted in 1998, provide for the issuance of stock options to eligible directors, employees and consultants. During 2001, the number of shares available under the 1995 Executive Stock Option Plan was increased by 18,500 shares and the number of shares available under the 1998 Stock Option Plan was increased by 231,500 shares. During 2002, the number of shares available under the 1995 Executive Stock Option Plan was increased by 10,500 shares and the number of shares available under the 1998 Stock Option Plan was increased by 239,500. The total shares authorized for issuance under the 1998 Stock Option Plan, 1995 Executive Stock Option Plan, and the 1995 Stock Option Plan were 990,373, 1,664,574 and 674,944, respectively, at December 31, 2000, 1,221,873, 1,683,074 and 674,944, respectively, at December 31, 2001 and 1,461,373, 1,693,574, and 674,944, respectively, at December 31, 2002. During 2001, a Company executive exercised stock options pursuant to a full recourse promissory note in the principal amount of $1.25 million with interest payable at a rate of 10.6% per annum and a maturity date of August 1, 2005. During June 2002, the Company made an unsecured loan of approximately $31,000 to this executive with interest payable at 10% per annum. The loan is due on the earlier of June 13, 2006 or the termination of the executive’s employment.

Each stock option granted to date has been granted at a price established by the board of directors, in good faith, to be not less than the fair market value of the Company’s common stock on the date the option was granted; is subject to certain vesting requirements; and can be exercised over a period of ten years from the date of the grant, subject to certain restrictions. As a result of a subsequent reevaluation of the fair value of the Company’s common stock, based upon a mathematical formula taking into consideration market conditions, industry competitors and historical data, the Company recorded $124,000 of unearned compensation representing the intrinsic value of the 2001 stock option grants. During 2002, the Company recorded $625,000 of unearned compensation related to stock options granted during the year. Such unearned compensation is included as a

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

separate component of stockholders’ equity and will be amortized over the vesting period of the related options. Amortization expense of $11,000 and $164,000 was recorded during the years ended December 31, 2001 and 2002, respectively.

A summary of the changes in options outstanding under the Company’s stock option plans for the years ended December 31, 2000, 2001 and 2002 follows:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2000	2,166,504	$1.07
Options granted	615,650	1.50
Options exercised	(162,567)	0.08
Options cancelled	(179,716)	1.47

Balance, December 31, 2000	2,439,871	1.22
Options granted	608,650	1.82
Options exercised	(1,127,352)	1.18
Options cancelled	(289,380)	1.49

Balance, December 31, 2001	1,631,789	1.42
Options granted	420,140	5.28
Options exercised	(145,468)	0.97
Options cancelled	(156,819)	2.61

Balance, December 31, 2002	1,749,642	$2.27

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2002	Weighted- Average Exercise Price
$0.08–$0.10	156,000	3.13 years	$0.10	156,000	$0.10
$0.18–$0.25	21,200	4.05	$0.24	21,200	$0.24
$0.50–$1.50	1,095,892	7.18	$1.49	742,322	$1.48
$3.00–$3.50	277,775	9.04	$3.35	31,320	$3.17
$4.75	60,600	9.33	$4.75	—	—
$8.00	138,225	9.84	$8.00	—	—

$0.08–$8.00	1,749,692	7.36	$2.27	950,842	$1.28

2002 Stock Option Plan—The Company’s 2002 Stock Option Plan (the “2002 Plan”) was adopted effective as of the closing of the Offering by the board of directors and approved by the stockholders in 2002. A total of 2,221,039 shares of common stock are authorized and reserved for issuance under the 2002 Plan. This share reserve includes the number of shares remaining available for option grants and the number of options outstanding under all other stock option plans. The total number of shares available for grant under the 2002 Plan will, at any time, be determined by subtracting the number of options outstanding under all other stock option plans and the 2002 Plan from this total share reserve. As options are canceled, forfeited or otherwise expire unexercised under all other stock option plans, the shares underlying such options will be available for issuance

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the 2002 Plan. The 2002 Plan also provides for automatic grants of stock options to non-employee directors to purchase 17,500 shares of Company common stock to each director who is a non-employee director on the date the 2002 Plan is effective or who first becomes a director after the date the 2002 Plan is effective. The 2002 Plan also provides for an annual grant of an option to purchase 7,500 shares of Company common stock to each non-employee director on the date of each annual meeting of stockholders which occurs on or after the date the 2002 Plan is effective. As of December 31, 2002, no options to purchase shares of common stock were outstanding under the 2002 Plan.

2002 Employee Stock Purchase Plan—The Company’s 2002 Employee Stock Purchase Plan (the “2002 ESPP”) was adopted effective as of the closing of the Offering by the board of directors and approved by the stockholders in 2002. A total of 1,000,000 shares of common stock are authorized and reserved for issuance under the plan, to be cumulatively increased on January 1, 2004 and each January 1 thereafter through January 1, 2013 according to the formula specified by the 2002 ESPP. Employees, including officers and employee directors, are eligible to participate in the 2002 ESPP if they are employed for more than 20 hours per week and more than five months in any calendar year. The 2002 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of the participant’s compensation. Such amounts are applied to the purchase of shares of the Company’s common stock at a price of 85% of the fair market value of the common stock as defined in the 2002 ESPP.

Deferred Compensation Plan—The Company’s Deferred Compensation Plan (the “Plan”) was adopted by the board of directors and approved by the stockholders in 2002. The Plan is effective as of January 1, 2003. A total of 2,000,000 shares of the Company’s common stock is authorized and reserved for issuance under the Plan. The Plan is an unfunded, nonqualified deferred compensation plan that benefits directors, certain designated key members of management and highly compensated employees. Under the Plan, an employee may defer up to 100% of his or her base salary, director fee, bonus and/or commissions on a pre-tax basis. The Company may make both voluntary and/or matching contributions to the Plan on behalf of Plan participants and may make voluntary and/or matching contributions in the form of common stock. All Plan assets are corporate assets rather than individual property and are therefore subject to creditors’ claims against the Company.

16.    EARNINGS PER SHARE (IN THOUSANDS, EXCEPT PER SHARE INFORMATION):

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. No shares have been excluded from the diluted EPS computations.

	Year Ended December 31, 2000
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$6,006	4,670	$1.29
Plus effect of income of assumed conversions
Interest on convertible debt, net of tax	198
Effect of dilutive shares
Warrants		50
Stock options		599
Convertible preferred stock		5,113
Convertible debt		2,096

Diluted EPS	$6,204	12,528	$0.50

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2001
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$17,399	5,175	$3.36
Plus effect of income of assumed conversions
Interest on convertible debt, net of tax	157
Effect of dilutive shares
Warrants		142
Stock options		817
Convertible preferred stock		5,113
Convertible debt		2,096

Diluted EPS	$17,556	13,343	$1.32

	Year Ended December 31, 2002
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$28,797	5,776	$4.99
Plus effect of income of assumed conversions
Interest on convertible debt, net of tax	124
Effect of dilutive shares
Warrants		411
Stock options		1,233
Convertible preferred stock		5,113
Convertible debt		2,096

Diluted EPS	$28,921	14,629	$1.98

17.    FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of estimated fair value information for financial instruments, whether or not recognized in the consolidated balance sheets. Fair values are based upon estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

The Company ascribes no value to loan origination commitments because there are no interest rate-lock commitments on the loans. The rates at which the Company has committed to sell loans approximate current market values; accordingly, no value has been ascribed to the forward sale commitments.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents—The carrying amounts of these items equal their fair value.

Mortgage Loans Held for Sale and Securitized Loans—Fair value is determined using current investor commitments or, in the absence of such commitments, fair value is based upon current investor commitments for loans of similar credit quality.

Mortgage-Related Securities—Fair value is determined by discounting future cash flows over the estimated remaining life of the underlying loans, using discount and interest rates and default, loss and prepayment assumptions based upon available market data.

Accrued Interest Receivable/Payable—The carrying amount is a reasonable estimate of the fair value.

Derivative Financial Instruments—The fair value is based on quoted market prices.

Warehouse and Residual Interest Facilities, Securitization Bond Financing and Convertible Debt—Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value.

	December 31, 2001		December 31, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$14,790	$14,790	$11,300	$11,300
Mortgage loans held for sale	531,698	550,024	972,349	1,011,824
Securitized loans	—	—	743,375	782,436
Mortgage-related securities	22,290	22,290	8,356	8,356
Accrued interest receivable	1,875	1,875	7,104	7,104
Derivative assets	4	4	16	16
Financial liabilities:
Warehouse and residual interest credit facilities	$547,063	$547,063	$962,285	$962,285
Securitization bond financing	—	—	737,548	737,548
Accrued interest payable	1,276	1,276	3,588	3,588
Convertible debt	3,000	3,000	3,000	3,000
Derivative liabilities	704	704	10,683	10,683

The fair value estimates are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

18.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space for its headquarters in San Diego, California for various branch offices, executive suites, and record storage facilities across the country, and for certain equipment under operating leases expiring at various dates through 2009.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, capital leases consisted of $265,000 in obligations under equipment financing leases secured by the related equipment, which accrue interest at a weighted-average per annum rate of 12.52%.

At December 31, 2002, the minimum future lease payments under capital and non-cancelable operating leases were as follows (dollars in thousands):

	Capital Leases	Operating Leases
Years Ending December 31:
2003	$253	$3,433
2004	31	3,282
2005	—	2,880
2006	—	1,133
2007	—	525
Thereafter	—	237

Total	284	$11,490

Less: interest included at (10.24% to 17.81%)	(19)

Total	$265

Rent expense for the years ended December 31, 2000, 2001 and 2002 was approximately $1,620,000, $2,255,000 and $3,420,000, respectively.

Employment Agreements—The Company has negotiated employment agreements with certain employees. These agreements provide for the payment of base salaries, performance bonuses subject to certain restrictions, and/or the payment of severance benefits upon termination. In August 2001, the Company entered into a supplemental compensation agreement with an executive officer.

401(k) Plan—The Company participates in a defined contribution plan (the “Plan”). Substantially all employees are eligible to participate in the Plan after completing one quarter year of service. For the years ended December 31, 2000 and 2001, employees may contribute between 1% and 20% of their gross salary. Effective January 1, 2002, employees may contribute up to 100% of their gross salary subject to Internal Revenue Service limitations. The Company matches 50% of the first 6% contributed by employees. During the years ended December 31, 2000, 2001 and 2002, the Company contributed $504,000, $742,000 and $1,320,000, respectively.

Other—The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the statement of financial position. The credit risk is mitigated by the Company’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. The Company does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. The Company commits to originate loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $89.9 million and $136.2 million as of December 31, 2001 and 2002, respectively.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 1999, the Company entered into a loan sale agreement whereby the Company agreed to sell $900 million in loans over a three-year period. See Note 5. The purchaser of these loans provides the Company certain credit facilities and the convertible debt facility. See Note 11. The Company periodically enters into other loan sale commitments. Loan sale commitments totaled $405.3 million and $319.5 million at December 31, 2001 and 2002, respectively.

In connection with various regulatory lending requirements, the Company is required to maintain certain minimum levels of net worth. The Company was in compliance with these requirements at December 31, 2002.

During 2001, the Company discovered that an employee had misappropriated funds from the Company in concert with third parties, resulting in an overstatement of losses on real estate owned, which are included in the provision for losses in the consolidated statements of operations for the years ended December 31, 1999 through 2001. The Company has estimated that approximately $800,000 was misappropriated from the Company during that period. The Company has filed an insurance claim to recover the misappropriated funds. During the year ended December 31, 2002, the Company recovered $340,000 of the loss from its insurance claim, which is included in other income in the consolidated statements of operations. The Company’s ability to recover the remaining losses is uncertain and, accordingly, no amounts have been accrued for any potential recoveries.

The Company has been contacted by three borrowers regarding potential claims related to inflated appraisals in a single housing development. Although the Company has only heard from the borrowers on three loans, a total of 27 loans were made in the subject development, and the Company may also receive claims from the other borrowers. The Company believes that any liability with respect to such potential claims will not be material to the Company’s financial position or results of operations.

From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2002.

Legal—Because the nature of the Company’s business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, it is subject to various legal proceedings in the ordinary course of business related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. The Company is also subject to legal proceedings in the ordinary course of business related to employee matters. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on its financial position or results of operations.

The Company is also involved in certain other litigation including a complaint for “earn out” payments allegedly due in connection with certain assets acquired and employees hired in a transaction between the Company and an unrelated third party. The complaint was filed by individuals who claim that the “earn out” rights they negotiated with such third party were assumed by the Company as a result of the aforementioned transaction. Although the complaint did not contain an amount for damages sought, a footnote to a subsequent pleading indicated that the plaintiffs believe that their damages were approximately $10 million. The Company believes that the likelihood of loss related to this matter is remote.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, in December 2002, the Company was served with a complaint and motion for class certification in a class action lawsuit alleging that the Company misrepresents and inflates the amounts it charges its borrowers for third-party fees in violation of state laws which prohibit unfair and deceptive trade practices. In January 2003, the Company filed an answer to the complaint, but the Company has not yet responded to the motion for class certification. There has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the class. If the plaintiffs achieve nationwide class certification and are successful in their suit with respect to all third party fees, the potential liability could materially adversely affect the Company’s business. At the present time, the ultimate outcome of this matter and the amount of liability, if any, that may result is not determinable; accordingly, no amounts have been accrued in the Company’s financial statements.

19.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Total revenues	$25,605	$28,578	$34,480	$30,429
Total expenses	18,960	20,964	22,197	26,989

Income before income taxes	6,645	7,614	12,283	3,440
Income taxes	2,793	3,196	5,160	1,434

Net income	$3,852	$4,418	$7,123	$2,006

Basic earnings per share	$0.80	$0.91	$1.33	$0.35

Diluted earnings per share	$0.31	$0.34	$0.52	$0.15

	For the Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Total revenues	$37,484	$40,867	$61,461	$60,967
Total expenses	28,347	30,293	42,666	51,478

Income before income taxes	9,137	10,574	18,795	9,489
Income taxes	3,648	4,243	7,511	3,796

Net income	$5,489	$6,331	$11,284	$5,693

Basic earnings per share	$0.96	$1.10	$1.95	$0.98

Diluted earnings per share	$0.38	$0.43	$0.77	$0.39

20.    SUBSEQUENT EVENT

On March 18, 2003, the underwriters of the Company’s Offering purchased an additional 907,500 shares of common stock (of which 649,993 shares were offered by the Company) at $8.00 per share upon partial exercise of their overallotment option pursuant to the Offering, resulting in gross proceeds of $5.2 million to the Company.