Form 10-Q
period 2003-03-31
ACCREDITED HOME LENDERS HOLDING CO
filed 2003-05-15
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-50179

ACCREDITED HOME LENDERS HOLDING CO.

(Exact name of registrant as specified in its charter)

Delaware	04-3669482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15030 Avenue of Science, Suite 100

San Diego, California 92128

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 858-676-2100

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  or  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  or  No  ☒

The number of outstanding shares of the registrant’s common stock as of April 30, 2003 was 19,235,965.

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

The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	changes in demand for mortgage loans due to fluctuations in the real estate market, interest rates or the market in which we sell or securitize our loans;

•	changes in government regulations that affect our ability to originate mortgage loans;

•	changes in the credit markets, which affect our ability to borrow money to originate mortgage loans;

•	the degree and nature of our competition;

•	our ability to employ and retain qualified employees; and

•	the other factors referenced in this report, including, without limitation, under the section entitled “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors.

In this Form 10-Q, unless the context requires otherwise, “Accredited,” “Company,” “we,” “our,” and “us” means Accredited Home Lenders Holding Co. and its subsidiary.

PART I

ITEM 1.	Financial Statements

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2002	March 31, 2003
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$11,300	$11,996
Restricted cash	—	120
Mortgage loans held for sale, net	972,349	1,359,515
Securitized loans, net of allowance for loan losses of $4,550 and $6,434, respectively	743,375	725,632
Mortgage-related securities, at fair value	8,356	6,702
Mortgage servicing rights, net	3,116	2,551
Furniture, fixtures and equipment, net	8,794	9,934
Other receivables	32,229	32,648
Deferred income tax asset	17,075	20,399
Prepaid expenses and other assets	10,736	11,002

TOTAL	$1,807,330	$2,180,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Warehouse and residual interest credit facilities (including $153,726 with a related party at December 31, 2002)	$962,285	$1,304,343
Securitization bond financing	737,548	712,761
Convertible debt with a related party	3,000	—
Capital leases	265	190
Income taxes payable	6,423	13,615
Accounts payable and accrued liabilities	34,687	29,703

Total liabilities	1,744,208	2,060,612

Redeemable, convertible preferred stock:
Series A, $.001 par value; authorized 5,113,334 shares, issued and outstanding 5,113,334 shares at December 31, 2002 and zero at March 31, 2003; redeemable at $1.00 per share after January 1, 2000 (liquidating preference of $1.00 per share)	5,113

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding		—
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 5,833,873 shares at December 31, 2002 and 19,225,289 shares at March 31, 2003	6	19
Additional paid-in capital	2,351	49,404
Note receivable for common stock	(1,250)	(1,250)
Unearned compensation	(574)	(573)
Retained earnings	57,476	72,287

Total stockholders’ equity	58,009	119,887

TOTAL	$1,807,330	$2,180,499

See notes to condensed consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,

	2002	2003
	(dollars in thousands)
REVENUES:
Gain on sale of loans (including $1,423 and $2,834 with a related party)	$26,643	$43,171
Interest income	8,559	32,297
Loan servicing income	1,992	1,882
Net gain on mortgage-related securities and derivatives	199	1,399
Other income	91	391

Total revenues	37,484	79,140

EXPENSES:
Salaries, wages and benefits	14,421	23,868
Interest expense (including $1,237 and $597 with a related party)	3,700	12,167
Occupancy	1,468	2,356
Provision for losses	3,486	6,508
Depreciation and amortization	523	1,117
General and administrative expenses	4,749	8,441

Total expenses	28,347	54,457

INCOME BEFORE INCOME TAXES	9,137	24,683
INCOME TAXES	3,648	9,873

NET INCOME	$5,489	$14,810

BASIC EARNINGS PER SHARE	$0.96	$1.19

DILUTED EARNINGS PER SHARE	$0.39	$0.85

Weighted average shares outstanding:
Basic	5,736	12,445

Diluted	14,122	17,419

See notes to condensed consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2002	2003
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,489	$14,810
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	523	1,117
Amortization of unearned compensation	20	49
Mortgage loans originated, net of fees	(750,133)	(1,506,043)
Proceeds from sale of mortgage loans held for sale, net of fees	741,634	1,111,633
Collection of principal payments on mortgage loans held for sale	2,026	4,551
Net change in fair value hedge basis adjustment on mortgage loans held for sale and securitized loans	—	(3,200)
Amortization of net deferred origination fees on securitized loans	—	(125)
Additions to mortgage-related securities	(820)	—
Cash received on mortgage-related securities	7,090	3,735
Net unrealized (gain) loss on mortgage-related securities	218	(1,735)
Accretion of mortgage-related securities	(935)	(346)
Additions to mortgage servicing rights	(603)	—
Amortization of mortgage servicing rights	490	565
Provision for losses	3,486	6,508
Deferred income tax asset	1,165	(3,324)
Changes in operating assets and liabilities:
Other receivables	256	(419)
Other assets	57	1,906
Accounts payable and accrued liabilities	(3,373)	(6,333)
Income taxes payable	(1,087)	7,192

Net cash provided by (used in) operating activities	5,503	(369,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,113)	(2,257)
Principal payments on securitized loans	—	16,429

Net cash provided by (used in) investing activities	(1,113)	14,172

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warehouse credit facilities	10,270	348,916
Proceeds from borrowings on residual interest credit facility	719	—
Payments of borrowings on residual interest credit facility	(2,852)	(6,858)
Payments of securitization bond financing	—	(24,787)
Change in restricted cash	(16,195)	(120)
Payments on capital leases	(89)	(75)
Proceeds from exercise of stock options	68	134
Net proceeds from initial public offering and concurrent private placement	—	38,773

Net cash provided by (used in) financing activities	(8,079)	355,983

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,689)	696
BEGINNING BALANCE, CASH AND CASH EQUIVALENTS	14,790	11,300

ENDING BALANCE, CASH AND CASH EQUIVALENTS	$11,101	$11,996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,332	$9,200
Income taxes	$3,598	$6,024
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unearned compensation	$412	$48
Conversion of convertible debt to common stock	$—	$3,000
Conversion of preferred stock to common stock	$—	$5,113
Conversion of warrants to common stock	$—	$1
Transfer of loans held for sale to real estate owned, included in other assets	$893	$2,172

See notes to condensed consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003 (UNAUDITED)

1.    THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements include the accounts of Accredited Home Lenders Holding Co. (“AHLHC”), a Delaware corporation, and its wholly owned subsidiary Accredited Home Lenders, Inc. (“AHL”) (collectively the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Accredited Home Lenders Holding Co.’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

On March 18, 2003, the underwriters of the Company’s Offering purchased an additional 907,000 shares of common stock (of which 649,993 shares were offered by the Company) at $7.44 per share upon partial exercise of their overallotment option pursuant to the Offering, resulting in gross proceeds of $4.8 million to the Company.

General—The Company engages in the business of making mortgage loans to borrowers across the country. The Company’s business includes originating, selling, and servicing first and junior lien mortgage loans primarily secured by single-family (i.e., one- to four-family) residences.

Restricted Cash—Cash held on behalf of employees for the Employee Stock Purchase Plan and flexible spending accounts are classified as restricted cash.

Securitized Loans and Securitization Bond Financing—During 2002, the Company completed two securitizations structured as a financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by the Company. Also, the Company, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003 (UNAUDITED)—(Continued)

determine whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the loans remain on the balance sheet (referred to as “securitized loans”), retained interests are not created, and securitization bond financing replaces the warehouse debt originally associated with the securitized loans. The Company records interest income on securitized loans and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003 (UNAUDITED)—(Continued)

Provision for Losses—Market valuation adjustments have been provided on certain nonperforming loans, other loans held for sale and real estate owned. These adjustments are based on the Company’s estimate of expected losses, calculated using loss severity and loss frequency rate assumptions, and are based on the value that the Company could reasonably expect to obtain from a sale, that is, other than in a forced or liquidation sale. Provision for losses on securitized loans is recorded in an amount sufficient to maintain the allowance for loan losses at a level considered adequate to cover probable losses on such loans. The Company also records a reserve for liabilities associated with loans sold which may be required to be repurchased due to breaches of representations and warranties and first payment defaults. Provision for losses also includes net losses on real estate owned. The Company periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of the Company’s control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change.

Escrow and Fiduciary Funds—The Company maintains segregated bank accounts in trust for investors with respect to payments on mortgage loans serviced for investors, for securitized loans and for mortgagors with respect to property tax and hazard insurance premium payments escrowed by mortgagors with the Company. Such accounts amounted to $16.3 million and $15.8 million at December 31, 2002 and March 31, 2003, respectively, and are excluded from the Company’s assets and liabilities.

Stock-Based Compensation—SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has been accounting for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the grant price. The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts as follows (dollars in thousands):

	Three Months Ended March 31,
	2002	2003
Net income, as reported	$5,489	$14,810
Deduct: Net stock-based employee compensation expense	(8)	(47)

Pro forma net income	$5,481	$14,763

Earnings per share:
Basic—as reported	$0.96	$1.19
Basic—pro forma	$0.96	$1.19
Diluted—as reported	$0.39	$0.85
Diluted—pro forma	$0.39	$0.84

The fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends, an expected option life of five years, a risk-free rate of 4.3% (2002) and 2.9% (2003) and no volatility prior to the Offering. As of March 31, 2003, no options had been granted subsequent to the Offering. The weighted average fair value at grant date was $2.67 and $1.08 for options granted during the three months ended March 31, 2002 and 2003, respectively.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003 (UNAUDITED)—(Continued)

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

Recent Accounting Pronouncements—SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, was issued in December 2002 and amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation in future years.

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, in November 2002. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN No. 45 on January 1, 2003 and such adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

The FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, in January 2003. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Company adopted the standard as of February 1, 2003, as required, and the adoption of such interpretation did not have a material impact on its results of operations, financial position or cash flows.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003 (UNAUDITED)—(Continued)

2.    CONCENTRATIONS OF RISK

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

3.    MORTGAGE LOANS

Mortgage loans held for sale—Mortgage loans held for sale were as follows (dollars in thousands):

	December 31, 2002	March 31, 2003
Mortgage loans held for sale—principal balance	$977,508	$1,364,924
Basis adjustment for fair value hedge accounting	3,021	4,943
Net deferred origination fees	(1,295)	(192)
Market reserve	(6,885)	(10,160)

Mortgage loans held for sale, net	$972,349	$1,359,515

At March 31, 2003, mortgage loans held for sale included $242.9 million in loans held for a securitization.

Securitized loans—Securitized loans were as follows (dollars in thousands):

	December 31, 2002	March 31, 2003
Securitized loans—principal balance	$742,848	$725,586
Basis adjustment for fair value hedge accounting	6,554	7,832
Net deferred origination fees	(1,477)	(1,352)
Allowance for loan losses	(4,550)	(6,434)

Securitized loans, net	$743,375	$725,632

Provision for losses—Activity in the market reserve on loans held for sale was as follows (dollars in thousands):

	Three Months Ended March 31,
	2002	2003
Balance, beginning of period	$3,419	$6,885
Provision for losses	888	4,437
Chargeoffs, net	(586)	(1,162)

Balance, end of period	$3,721	$10,160

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003 (UNAUDITED)—(Continued)

Activity in the allowance for loan losses on securitized loans was as follows (dollars in thousands):

	Three Months Ended March 31,
	2002	2003
Balance, beginning of period	$—	$4,550
Provision for losses	—	1,884
Chargeoffs, net	—	—

Balance, end of period	$—	$6,434

As of December 31, 2002 and March 31, 2003, $120,000 and $1.7 million of securitized loans were 90 days or more delinquent under their payment terms, respectively.

Activity in the reserve for losses on real estate owned was as follows (dollars in thousands):

	Three Months Ended March 31,
	2002	2003
Balance, beginning of period	$1,228	$2,092
Provision for losses	1,148	(90)
Chargeoffs, net	(1,335)	(337)

Balance, end of period	$1,041	$1,665

Provision for losses in the accompanying consolidated statements of operations is composed of the following (dollars in thousands):

	Three Months Ended March 31,
	2002	2003
Provision—market reserve on loans	$888	$4,437
Provision—allowance for losses on securitized loans	—	1,884
Provision (recovery)—reserve for real estate owned	1,148	(90)
Provision (recovery)—reserve for repurchases	1,506	(31)
Net (gains) losses on real estate owned	(56)	308

	$3,486	$6,508

4.    MORTGAGE-RELATED SECURITIES

Mortgage-related securities are comprised of the following (dollars in thousands):

	December 31, 2002	March 31, 2003
Residual interest arising from Company securitizations	$4,294	$4,295
Retained interest arising from sales to third-party investors	4,062	2,407

Balance, end of period	$8,356	$6,702

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003 (UNAUDITED)—(Continued)

Mortgage-related securities consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2002	2003
Balance, beginning of period	$22,290	$8,356
Additions	820	—
Net unrealized gains (losses)	(218)	1,735
Interest accretion	935	346
Cash collected	(7,090)	(3,735)

Balance, end of period	$16,737	$6,702

The Company utilized the following assumptions to value all mortgage-related securities that arose from sales of loans by the Company to third party investors outstanding at December 31, 2002 and March 31, 2003:

	December 31, 2002	March 31, 2003
Annual prepayment speeds	20.0% to 67.5%	20.0% to 67.5%
Discount rate	15%	15%
Expected cumulative credit losses	5.0%	5.0%
Interest rates on adjustable rate loans	Forward LIBOR curve	Forward LIBOR curve
Fair value at period end	$4,062	$2,407

The Company utilized the following assumptions to value all mortgage-related securities that arose from the Company’s 2000 securitization outstanding at December 31, 2002 and March 31, 2003:

	December 31, 2002	March 31, 2003
Annual prepayment speeds	22.0% to 62.5%	22.0% to 62.5%
Discount rate	15%	15%
Expected cumulative credit losses	4.8%	4.8%
Interest rates on adjustable rate loans	Forward LIBOR curve	Forward LIBOR curve
Fair value at period end	$4,294	$4,295

5.    MORTGAGE SERVICING RIGHTS

Mortgage servicing rights were as follows (dollars in thousands):

	Three Months Ended March 31,
	2002	2003
Balance, beginning of period	$4,826	$3,116
Additions, through originations	603	—
Amortization	(490)	(565)

Balance, end of period	$4,939	$2,551

The fair value of mortgage servicing rights at December 31, 2002 and March 31, 2003 was $3.3 million and $3.1 million, respectively.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003 (UNAUDITED)—(Continued)

The Company periodically evaluates mortgage servicing rights for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis based on loan type using prepayment assumptions ranging from 20.0% to 67.5% and a discount rate of 15% at both December 31, 2002 and March 31, 2003. Impairment, if it occurs, is recognized in a valuation allowance for each pool in the period of impairment. No impairment was identified as of December 31, 2002 and March 31, 2003.

The Company is the master servicer for $1.3 billion and $2.6 billion in loans as of March 31, 2002 and 2003, respectively. Total losses on our servicing portfolio were $3.6 million and $3.9 million for the three months ended March 31, 2002 and 2003, respectively, resulting in annualized losses of 1.2% and 0.7% for the comparable periods.

6.    DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Financial Instruments and Hedged Instrument Activity—During August 2002, the Company began using hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale. At December 31, 2002 and March 31, 2003, fair value hedge basis adjustments of $3.0 million and $4.9 million, respectively, are included in mortgage loans held for sale related to the $497.9 million and $608.9 million, respectively, of such loans designated as hedged assets. Hedge ineffectiveness associated with fair value hedges of $6,000 was recorded in earnings during the three months ended March 31, 2003 and is included as a reduction in gain on sale of loans in the consolidated statements of operations.

During December 2002, the Company began using hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its securitized loans. At December 31, 2002 and March 31, 2003, fair value hedge basis adjustments of $6.6 million and $7.8 million, respectively, are included in securitized loans related to the $291.4 million and $440.1 million, respectively, of such loans designated as hedged assets. Hedge ineffectiveness associated with fair value hedges of $335,000 was recorded in earnings during the three months ended March 31, 2003 and is included as a reduction in interest income in the consolidated statements of operations.

At March 31, 2003, the Company had outstanding futures contracts with a fair value of $(8.7) million included in accrued liabilities of which contracts with a fair value of $(7.0) million are designated as hedge instruments. The Company is required to maintain a cash deposit in a margin account with its broker related to these derivative transactions. At March 31, 2003, approximately $13.3 million was on deposit in such margin account, which is included in other receivables. Accordingly, the net liquidation value of the Company’s derivative financial instruments and related margin account is $4.6 million at March 31, 2003. In addition, the Company had option contracts with a fair value of $219,000 included in other assets at March 31, 2003.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003 (UNAUDITED)—(Continued)

During the three months ended March 31, 2002 and 2003, the change in fair value of derivative financial instruments recorded in earnings was as follows (dollars in thousands):

	Three Months Ended March 31,
	2002	2003
Net unrealized gain	$1,396	$6,068
Net realized loss	(1,118)	(8,995)

Total	$278	$(2,927)

For the three months ended March 31, 2002 and 2003, a $139,000 and $1.3 million net loss on derivatives and hedged assets, respectively, is included in gain on sale of loans and a $0 and $1.3 million net loss on derivatives and hedged assets, respectively, is included in interest income in the consolidated statements of operations. The remaining amount of net gain (loss) on derivatives is included in net gain (loss) on mortgage-related securities and derivatives in the consolidated statements of operations for all periods presented.

7.    CREDIT FACILITIES

Outstanding warehouse and residual interest credit facility balances consisted of the following (dollars in thousands):

	December 31, 2002	March 31, 2003
Warehouse credit facilities	$955,426	$1,304,343
Residual interest credit facility	6,859	—

Total	$962,285	$1,304,343

The outstanding convertible debt credit facility balances were $3.0 million and $0 at December 31, 2002 and March 31, 2003. The convertible debt was converted into 2,095,625 shares of the Company’s common stock in the Offering.

Credit Facilities—The Company had in place the following credit facilities:

Amount Outstanding
	December 31, 2002	March 31, 2003
A $400 million warehouse credit facility expiring January 31, 2004, collateralized by performing loans, bearing interest based on one-month LIBOR (rate was 2.6% to 3.1% at March 31, 2003)	$220.1 million	$378.2 million

A $400 million warehouse credit facility expiring May 2, 2003, collateralized by performing and non-performing loans, bearing interest based on one-month LIBOR (rate was 2.7% to 2.9% at March 31, 2003). In May 2003, the expiration date of this facility was extended to May 1, 2004

	$267.1 million	$352.5 million

A $15 million warehouse credit facility expiring March 31, 2003, collateralized by performing loans, bearing interest based on prime rate (rate was 4.75% at March 31, 2003). In May 2003, the expiration date of this facility was extended to May 31, 2004

	$ 7.5 million	$ 12.2 million

A $250 million warehouse credit facility expiring September 23, 2003, collateralized by performing loans, bearing interest based on one-month LIBOR (rate was 2.5% to 3.6% at March 31, 2003)	$198.1 million	$248.1 million

A $75 million non-discretionary; $75 million discretionary warehouse credit facility expiring September 19, 2003, collateralized by performing loans, bearing interest based on one-month LIBOR (rate was 2.4% to 4.1% at March 31, 2003)

	$115.8 million	$147.8 million

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003 (UNAUDITED)—(Continued)

The Company also has a credit facility with a related party providing for the following four separate borrowing facilities. At December 31, 2002 the related party had a beneficial ownership interest in the Company related to the convertible debt facility. All ownership and beneficial ownership interest of this lender were sold in connection with the Offering. Therefore, this lender ceased to be a related party upon the completion of the Offering.

Amount Outstanding
	December 31, 2002	March 31, 2003

A $125 million non-discretionary; $75 million discretionary warehouse credit facility expiring May 31, 2003, collateralized by performing loans, bearing interest based on one-month LIBOR (rate was 2.6% at March 31, 2003)

	$146.9 million	$165.5 million

A $4.5 million warehouse credit facility expiring May 31, 2003, collateralized by performing loans (to the extent the lender’s valuation of such loans exceed specified levels), bearing interest based on one-month LIBOR (rate was 4.3% at March 31, 2003)	—	—

An $8 million warehouse credit facility expiring May 31, 2003, collateralized by real estate owned (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure) and loans 60 days or more delinquent, bearing interest based on one-month LIBOR (rate was 4.3% at March 31, 2003)	—	—

A $40 million term loan expiring May 31, 2003, collateralized by residual interests in securitized pools of mortgage loans and/or the Company’s rights, with respect to loans sold to the lender, to ongoing payments which approximate residual interests in securitized pools of such loans, bearing interest based on one-month LIBOR (rate was 4.8% to 5.3% at March 31, 2003)	$ 6.8 million	—

A $200 million warehouse credit facility was implemented in April 2003, expiring April 24, 2004.

As of March 31, 2003 the Company was in compliance with all covenant requirements for each of the facilities. The Company’s warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements and limitations on other indebtedness. If the Company fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if the Company defaults under one facility, it would generally trigger a default under the Company’s other facilities.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003 (UNAUDITED)—(Continued)

8.    SECURITIZATION BOND FINANCING

The following is a summary of the outstanding securitization bond financing, by class (dollars in thousands):

	December 31, 2002	March 31, 2003
	Amount	Amount	Interest Rate	Stated Maturity Date
Series 2002-1:
Class A-1	$65,949	$61,726	4.93%	July 25, 2032
Class A-2	131,336	123,305	One-month LIBOR + 0.32%	July 25, 2032

	197,285	185,031
Unamortized bond discount	(13)	(12)

Series 2002-1, net	$197,272	$185,019

Series 2002-2
Class A-1	$178,450	$176,225	4.48%	January 25, 2033
Class A-2	249,123	242,107	One-month LIBOR + 0.49%	February 25, 2033
Class A-3	112,761	109,463	One-month LIBOR + 0.50%	January 25, 2033

	540,334	527,795
Unamortized bond discount	(58)	(53)

Series 2002-2, net	$540,276	$527,742

Total securitization bond financing, net	$737,548	$712,761

The following table summarizes the expected repayment requirements relating to the securitization bond financing at March 31, 2003. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

March 31, 2003
(dollars in thousands)
Nine months ending December 31:
2003	$99,009
Years ending December 31:
2004	192,441
2005	170,812
2006	91,550
2007	41,923
2008	29,656
Thereafter	87,435
Discount	(65)

Total	$712,761

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003 (UNAUDITED)—(Continued)

9.    STOCKHOLDERS’ EQUITY

A summary of the changes in options outstanding under the Company’s stock option plans for the three months ended March 31, 2003 follows:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2003	1,749,642	$2.27
Options granted	409,900	8.00
Options exercised	(106,513)	1.25
Options cancelled	(52,166)	4.38

Balance, March 31, 2003	2,000,863	$3.44

2002 Employee Stock Purchase Plan—The Company’s 2002 Employee Stock Purchase Plan (the “2002 ESPP”) was adopted effective as of the closing of the Offering by the board of directors and approved by the stockholders in 2002. A total of 1,000,000 shares of common stock are authorized and reserved for issuance under the plan, to be cumulatively increased on January 1, 2004 and each January 1 thereafter through January 1, 2013 according to the formula specified by the 2002 ESPP. Employees, including officers and employee directors, are eligible to participate in the 2002 ESPP if they are employed for more than 20 hours per week and more than five months in any calendar year. The 2002 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of the participant’s compensation. Such amounts are applied to the purchase of shares of the Company’s common stock at a price of 85% of the fair market value of the common stock as defined in the 2002 ESPP. As of March 31, 2003, employees had contributed $68,000 to the 2002 ESPP.

Deferred Compensation Plan—The Company’s Deferred Compensation Plan (the “Plan”) was adopted by the board of directors and approved by the stockholders in 2002. The Plan is effective as of January 1, 2003. A total of 2,000,000 shares of the Company’s common stock is authorized and reserved for issuance under the Plan. The Plan is an unfunded, nonqualified deferred compensation plan that benefits directors, certain designated key members of management and highly compensated employees. Under the Plan, an employee may defer up to 100% of his or her base salary, director fee, bonus and/or commissions on a pre-tax basis. The Company may make both voluntary and/or matching contributions to the Plan on behalf of Plan participants and may make voluntary and/or matching contributions in the form of common stock. All Plan assets are corporate assets rather than individual property and are therefore subject to creditors’ claims against the Company. As of March 31, 2003, employees had made $246,000 in voluntary contributions to the Plan.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003 (UNAUDITED)—(Continued)

10.	EARNINGS PER SHARE (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION):

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. No shares have been excluded from the diluted EPS computations.

	Three Months Ended March 31, 2002
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$5,489	5,736	$0.96
Plus effect of income of assumed conversions
Interest on convertible debt, net of tax	31
Effect of dilutive shares
Warrants		328
Stock options		849
Convertible preferred stock		5,113
Convertible debt		2,096

Diluted EPS	$5,520	14,122	$0.39

	Three Months Ended March 31, 2003
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$14,810	12,445	$1.19
Plus effect of income of assumed conversions
Interest on convertible debt, net of tax	16
Effect of dilutive shares
Warrants*		206
Stock options		1,243
Convertible preferred stock*		2,500
Convertible debt*		1,025

Diluted EPS	$14,826	17,419	$0.85

*	Represents the dilutive effect of the shares outstanding prior to the initial public offering at February 14, 2003.

11.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space for its headquarters in San Diego, California, for various branch offices, executive suites, and record storage facilities across the country, and for certain equipment under operating leases expiring at various dates through 2009.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003 (UNAUDITED)—(Continued)

At March 31, 2003, the minimum future lease payments under non-cancelable operating leases were as follows (dollars in thousands):

Nine Months Ending:
2003	$2,613
Years ending:
2004	3,282
2005	2,880
2006	1,133
2007	525
2008	212
Thereafter	25

Total	$10,670

Other—The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the statement of financial position. The credit risk is mitigated by the Company’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. The Company does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. The Company commits to originate loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $136.2 million and $142.1 million as of December 31, 2002 and March 31, 2003, respectively.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee. The Company periodically enters into other loan sale commitments. Loan sale commitments totaled $319.5 million and $212.3 million at December 31, 2002 and March 31, 2003, respectively.

In connection with various regulatory lending requirements, the Company is required to maintain certain minimum levels of net worth. The Company was in compliance with these requirements at March 31, 2003.

The Company has been contacted by four borrowers regarding potential claims related to inflated appraisals in a single housing development. Although the Company has only heard from the borrowers on four loans, a total of 27 loans were made in the subject development, and the Company may also receive claims from the other borrowers. The Company believes that any liability with respect to such potential claims will not be material to the Company’s financial position or results of operations.

From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003 (UNAUDITED)—(Continued)

payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2003.

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

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed later in this section and elsewhere in this report.

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

Revenue Model

Our operations generate revenues in three ways:

•	Gain on sale of loans. We generate gain on sale of loans by selling the loans we originate for a premium. This accounts for a substantial percentage of our revenues.

•	Interest income. We have two primary components to our interest income. We generate interest income on loans held for sale from the time we originate the loan until the time we sell the loan. This interest income is partially offset by our borrowing costs under our warehouse facilities used to finance these loans. We also generate interest income over the life of the loan on the loans we have securitized in structures that require financing treatment. This interest is partially offset by the interest we pay on the bonds that we issue to fund these loans.

•	Loan servicing income. Our loan servicing income represents all contractual and ancillary servicing revenue for loans we service for others, net of subservicing costs, our own servicing costs and amortization of mortgage servicing rights. Subservicing costs are the amounts we pay to others to service loans on our behalf.

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

Our sales may be either on a servicing retained or released basis. If we retain the right to service the loans that we have sold, we may also record non-cash gain on sale related to the value of those servicing rights. See our further discussion below, under the heading “Mortgage Servicing Rights Valuations.”

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

For the three months ended March 31, 2002 and 2003, our cash premiums for whole loan sales, net of losses on related derivatives were 3.8% and 4.0%, respectively. We did not record any non-cash gain on sale for the three months ended March 31, 2003.

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

Securitizations Structured as a Financing

While we continue to generate the majority of our earnings and cash flows from whole loan sales, we intend to continue to complete some securitizations and other transactions in which we retain an interest in the mortgage loans that we have sold. These transactions will continue to be legally structured as sales, but for accounting purposes may be structured as a financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. This “portfolio-based” accounting more closely matches the recognition of income with the actual receipt of cash payments. Also, such securitization structures are consistent with our strategy to predominantly generate cash-based earnings rather than non-cash gain on sale revenue. Because we do not record gain on sale revenue in the period in which the securitization structured as a financing occurs, the use of such portfolio-based accounting structures will result in differences in expected future results of operations as compared to historical results. We completed our first two securitizations structured as a financing in the third and fourth quarters of 2002. No such transactions were completed in the first quarter of 2003.

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

Provisions for Losses

We have provided market valuation adjustments on certain nonperforming loans, other loans we hold for sale and real estate owned. These adjustments are based upon our estimate of expected losses, calculated using loss severity and loss frequency rate assumptions, and are based upon the value that we could reasonably expect to obtain from a sale, other than in a forced or liquidation sale. An allowance for losses on securitized loans is recorded in an amount sufficient to maintain adequate coverage for probable losses on such loans. We also record a reserve for liabilities associated with loans sold which we may be requested to repurchase due to breaches of representations and warranties and first payment defaults. We periodically evaluate the estimates used in calculating expected losses, and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change.

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

As part of our interest rate management process, we use derivative financial instruments such as options and futures. We do not use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

During 2002, we began using hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge our mortgage loans held for sale and securitized loans. We designate certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair value of mortgage loans held for sale and securitized loans, we are using derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instrument and mortgage loans are recognized in the period in which the changes occur. Any change in the fair value of mortgage loans recognized as a result of hedge accounting is reversed at the time we sell the mortgage loans. This results in a correspondingly higher or lower gain on sale revenue at such time. Any change in the fair value of securitized loans is amortized over the fixed rate period of the loan on a level yield basis. This results in a corresponding adjustment to interest income. The net amount recorded in the consolidated statements of operations is referred to as hedge ineffectiveness. For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur or when such instruments are settled.

Our use of hedge accounting under SFAS No. 133 is intended to reduce the volatility in revenues due to fluctuations in interest rates.

Results Of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2003

Revenues

Total Revenues.    Total revenues increased 111.1% from $37.5 million for the three months ended March 31, 2002 to $79.1 million for the comparable period in 2003. This increase was due to increases in gain on sale of loans of $16.5 million, interest income of $23.7 million, and net gain on mortgage-related securities of $1.2 million.

Gain on Sale of Loans.    Total gain on sale of loans increased 62.0% from $26.6 million for the three months ended March 31, 2002 to $43.2 million for the comparable period in 2003.

The components of the gain on sale of loans are illustrated in the following table:

	Three Months Ended March 31,
	2002	2003
	(in thousands)
Gain on whole loan sales	$24,739	$43,885
Gain on sale of loans with retained interests	1,423	—
Provision for premium recapture	(323)	(530)
Net loss on derivatives	(139)	(1,334)
Origination fees, net of costs	943	1,150

Gain on sale of loans	$26,643	$43,171

Gain on whole loan sales increased 77.4% from $24.7 million for the three months ended March 31, 2002 to $43.9 million for the comparable period in 2003 due to higher sales volume in 2003 and an increase in the average whole loan sale premium for these same periods. Total whole loan sales increased 64.6% from $652.2 million for the three months ended March 31, 2002 to $1.1 billion for the for the comparable period in 2003. This increase was due to an increase in loan originations of 99.4% from $732.2 million for the three months ended March 31, 2002 to $1.5 billion in the comparable period of 2003, partially offset by holding $242.9 million of mortgage loans at March 31, 2003 for future securitizations. The average whole loan sales premium increased from 3.8% for the three months ended March 31, 2002 to 4.0% for the comparable period in 2003. Our top ten loan purchasers during the three months ended March 31, 2003, were as follows in descending order: Bank of America, N.A., Household Mortgage Services, Countrywide Home Loans, Inc., Morgan Stanley Mortgage Capital Inc., DLJ Mortgage Capital, Inc. (CSFB), Residential Funding Corporation, Popular Financial Services, LLC, Saxon Mortgage, Inc., Franklin Credit Management Corporation, and Aristar Mortgage Company.

Gain on sale of loans with retained interests decreased from $1.4 million for the three months ended March 31, 2002 to zero for the comparable period in 2003. We generated gain on sale of loans with retained interests pursuant to contractual commitments that we fulfilled in the first quarter of 2002. We have no current commitments to complete transactions that would result in non-cash gain on sale.

Provision for premium recapture represents our estimate of the potential refunds of premium received on loan sales during the period based upon our historical experience. Provision for premium recapture was $323,000 for the three months ended March 31, 2002, as compared to $530,000 for the comparable period in 2003.

Net loss on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage our interest rate risk associated with our mortgage loans held for sale from the time of funding commitment to sale commitment. We enter into these transactions to offset fluctuations in interest rates that affect our premiums earned on the sale of these loans. The net loss on derivatives increased from $139,000 for the three months ended March 31, 2002 to $1.3 million for the comparable period in 2003. This increase was due to a decrease in LIBOR rates from the date the derivative was purchased through either March 31, 2003, for the derivatives still outstanding, or to the date the derivative was settled. During August 2002, we began using hedge accounting under SFAS No. 133 for certain derivative financial instruments used to hedge our mortgage loans held for sale. The fair value of the mortgage loans held for sale subject to hedge accounting increased by $1.9 million at March 31, 2003 as compared to December 31, 2002. This increase in fair value was recorded to mortgage loans held for sale as an adjustment to their carrying basis at March 31, 2003. If hedge accounting had not been utilized, the net loss on derivatives would have been $1.9 million higher for the three months ended March 31, 2003.

Origination fees received, net of direct loan origination costs incurred, on mortgage loans held for sale are deferred and recognized in the consolidated statements of operations when the related loans are sold. The origination fees, net of costs, was $943,000 for the three months ended March 31, 2002, compared to $1.2 million for the comparable period in 2003.

Interest Income.    Interest income represents the interest earned on our mortgage loans held for sale during the period prior to their sale or securitization, interest earned on securitized loans subject to portfolio-based accounting and, to a lesser extent, interest accreted on our mortgage-related securities. We do not accrue interest for mortgage loans that are 90 days or more delinquent. Interest income increased 277.3% from $8.6 million for the three months ended March 31, 2002 to $32.3 million for the comparable period in 2003. The increase in interest income was due to an increase in the average inventory of loans held for sale and securitized loans from $440.4 million during the three months ended March 31, 2002 to $1.8 billion during the comparable period in 2003. Our average inventory of mortgage loans increased as we increased loan production volume and intentionally extended the holding period, which was partially offset by a decrease in weighted average interest rate on the inventory of mortgage loans. In addition, we completed two securitizations of $749.2 million of mortgage loans in the second half of 2002 that are accounted for as financings. Interest income of $12.4 million was recognized on the securitized loans for the three months ended March 31, 2003. In the future, to the extent we continue to complete these types of securitizations, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise.

Loan Servicing Income.    Loan servicing income represents all contractual and ancillary servicing revenue for loans we service for others, net of subservicing costs, our own servicing costs and amortization of mortgage servicing rights. Subservicing costs are the amounts we pay to others to service loans on our behalf. Loan servicing income was $2.0 million for the three months ended March 31, 2002, compared to $1.9 million for the comparable period in 2003.

Net Gain (Loss) on Mortgage-Related Securities and Derivatives.    Net gain on mortgage-related securities and derivatives increased from $199,000 for the three months ended March 31, 2002 to $1.4 million for the comparable period in 2003.

Net gain (loss) on mortgage-related securities increased from a $218,000 loss for the three months ended March 31, 2002 to a $1.7 million gain for the comparable period in 2003. The increase results from declining LIBOR rates throughout the period. When LIBOR rates decline, the value of our mortgage-related securities increases because interest rates on some loans underlying the mortgage-related securities are fixed for the first two to three years of the loan, while the amount payable on related senior interest decreases with LIBOR, thereby increasing the net interest income we expect to receive from the mortgage-related securities. The effect of declining LIBOR rates was reduced by changes in our assumptions used to value the mortgage-related securities to reflect current market conditions, principally an increase in the cumulative loss rate of a range of 4.6% to 4.9% at March 31, 2002 to a range of 4.8% to 5.0% at March 31, 2003. Net gain (loss) on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage the interest rate risk associated with our mortgage-related securities. The risk arises because the cash we receive from our mortgage-related securities is dependent on the difference between the interest rates on the underlying loans and the yield payable to the senior security holders, or payable to the purchaser of the loans in the case of a sale with retained interests. The majority of the loans underlying our mortgage-related securities have interest rates which are fixed for the first two or three years, while the related yield payable to the senior interests or purchaser changes monthly based upon short-term LIBOR. Net gain (loss) on derivatives decreased from a $417,000 net gain for the three months ended March 31, 2002, to a $336,000 net loss for the comparable period in 2003.

Expenses

Total Expenses.    Total expenses increased 92.1% from $28.3 million for the three months ended March 31, 2002 to $54.5 million for the comparable period in 2003. The increase was the result of higher salaries, wages, and benefits expense, an increase in interest expense of $8.5 million, an increase in the provision for losses of $3.0 million and increases in other variable operating expenses associated with growth in loan volume and in the number of employees.

Salaries, Wages and Benefits.    Salaries, wages and benefits increased 65.5% from $14.4 million for the three months ended March 31, 2002 to $23.9 million for the comparable period in 2003. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses related to loan production volume and profits. The total number of employees increased by 52.8% from 963 at March 31, 2002 to 1,471 at March 31, 2003.

Interest Expense.    Interest expense represents the interest incurred on all outstanding debt and securitization bond financing, as well as other costs associated with accessing our credit facilities. Interest expense increased 228.8% for the three months ended March 31, 2002, to the comparable period in 2003. Our average outstanding borrowings, excluding securitization bond financing, increased from $417.7 million to $1.1 billion consistent with the increase in the average inventory of loans held for sale; however our average borrowing rate, excluding securitization bond financing, decreased from 3.3% for the three months ended March 31, 2002, to 2.7% for the comparable period in 2003. For the three months ended March 31, 2003, interest expense of $5.2 million was recognized on the securitization bond financing which has been outstanding since the second half of 2002. As we increase the number of loans we securitize in transactions structured as financings, our related bond debt will increase which will result in an increase in our interest expense.

Occupancy.    Occupancy expense increased 60.5% from $1.5 million for the three months ended March 31, 2002 to $2.4 million for the comparable period in 2003. The increase resulted from growth in the total number of office sites leased from 28 at March 31, 2002 to 35 at March 31, 2003 due to our penetration in new geographic markets, as well as an increase in square footage in some existing sites.

Provision for Losses.    Provision for losses increased 86.7% from $3.5 million for the three months ended March 31, 2002 to $6.5 million for the comparable period in 2003 due to an increase in our provision for market reserve on loans of $3.6 million and an increase in the allowance for losses on securitized loans of $1.9 million. The increases in our market reserve on loans and the allowance for losses on securitized loans resulted from an increase in our mortgage loans held for sale and securitized loan balances of $1.5 billion, an increase in our nonperforming loan portfolio and higher loss frequency rate assumptions at March 31, 2003 as compared to March 31, 2002. These increases were partially offset by decreases in our provisions for: reserve for repurchases of $1.5 million and reserve for real estate owned of $1.2 million that result from timing differences in the receipt of requests for repurchases from our investors, and foreclosures and sales of our real estate owned. We review the adequacy of each reserve or allowance on an individual basis.

General and Administrative.    General and administrative expenses increased 77.7% from $4.7 million for the three months ended March 31, 2002 to $8.4 million for the comparable period in 2003. This increase resulted from an increase in loan origination volume and an increase in the number of employees as compared to 2002. Loan originations increased 99.4% from $732.2 million for the three months ended March 31, 2002 to $1.5 billion in the comparable period of 2003. Additionally, the total number of employees increased by 52.8% from 963 at March 31, 2002 to 1,471 at March 31, 2003

Income Taxes.    Income taxes increased 170.6% from $3.6 million for the three months ended March 31, 2002 to $9.9 million for the comparable period in 2003. This increase was a result of a 170.1% increase in income before taxes from the three months ended March 31, 2002 to the comparable period in 2003 The two major components of our effective tax rate are the federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. As our operations and profits have expanded in various states, it has created changes in our effective tax rate depending upon each particular state’s tax structure and rate.

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

Our liquidity strategy is to maintain sufficient and diversified warehouse credit facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to maintain the ability to execute our own securitizations. This provides us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate. For our maximum leverage ratio, defined as total liabilities divided by our stockholders’ equity, we have previously expressed a target of approximately 14:1 by the end of first quarter 2004, and, while we are currently on track to achieve this target, we will be evaluating the appropriateness of higher targets on an on going basis. Prior to the end of first quarter 2004, we will likely exceed this leverage ratio as we seek to build our sources of future earnings through portfolio growth. We use our various warehouse credit facilities to finance the actual funding of our loan originations. We then sell or, to a lesser extent, securitize our mortgage loans within two or three months of origination and pay down the warehouse credit facilities with the proceeds. The majority of our current warehouse credit facilities are committed lines, which means that the lender is obligated to fund up to the committed amount subject to our meeting various financial and other covenants. Certain of our warehouse lines are, and in the future may be, uncommitted, which means that the lender may fund the uncommitted amount at its discretion. The majority of our current warehouse credit facilities also contain a sub-limit for “wet” funding which is the funding of loans for which the collateral custodian has not yet received the related loan documents. Our warehouse facilities generally have a one year term.

Except as otherwise noted below, all of our warehouse credit facilities accrue interest at a rate based upon one-month LIBOR plus a specified spread and as of May 2, 2003 have other material terms and features as follows:

Warehouse Lender	Committed Amount	Uncommitted Amount	Total Facility Amount	Portion Available for Wet Funding	Expiration Date
Lehman Brothers Bank, FSB and Affiliate	$400,000,000	$—	$400,000,000	$90,000,000	January 31, 2004
Residential Funding Corporation	$125,000,000	$75,000,000	$200,000,000	$80,000,000	May 31, 2003
Morgan Stanley Mortgage Capital Inc.	$400,000,000	$—	$400,000,000	$50,000,000	May 1, 2004
Household Commercial Financial Services, Inc.	$15,000,000	$—	$15,000,000	$15,000,000	May 31, 2004
CDC Mortgage Capital, Inc.	$225,000,000	$25,000,000	$250,000,000	$125,000,000	September 23, 2003
Credit Suisse First Boston Mortgage Capital LLC	$75,000,000	$75,000,000	$150,000,000	$30,000,000	September 19, 2003
Goldman Sachs Mortgage Company	$200,000,000	$—	$200,000,000	$50,000,000	April 21, 2004

Total			$1,615,000,000

In addition to the facilities listed above, we are in discussions to add an additional warehouse credit facility, and expand our existing facilities, for at least an additional $400 million in financing capacity by the end of the third quarter 2003, which will bring our total financing capacity at that time to approximately $2 billion.

Lehman Brothers Bank, FSB, and Affiliate.    Our relationship with Lehman Brothers Bank, FSB and affiliate began in 1997. The financing under this facility includes a $15.0 million sublimit for certain non-performing loans and REO. At December 31, 2002 and March 31, 2003, the outstanding balance under this facility was $220.1 million and $378.2 million, respectively.

Residential Funding Corporation.    Our relationship with Residential Funding Corporation began in 1999. The financing for performing mortgage loans under this facility includes a $7.0 million sublimit for eligible mortgage loans aged more than 90 days. At December 31, 2002 and March 31, 2003, the outstanding balance under the performing facility was $146.9 million and $165.5 million, respectively. Subject to certain conditions, we can also borrow up to $4.5 million, collateralized by certain performing loans (to the extent the lender’s valuation of such loans exceeds specified levels). At December 31, 2002 and March 31, 2003, there was no outstanding balance under this credit line.

Our relationship with Residential Funding Corporation also includes the following credit lines, all of which expire at May 31, 2003 (except as otherwise noted).

•	An $8.0 million credit line for certain non-performing loans and real estate owned or REO (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure). At December 31, 2002 and March 31, 2003, there was no outstanding balance under this credit line.

•	A $40 million residual interest credit line for mortgage-related securities. An advance under this facility is payable in 36 equal monthly installments following the advance date. At December 31, 2002 and March 31, 2003, the outstanding balance under this facility was $6.8 million and zero, respectively.

Morgan Stanley Mortgage Capital Inc.    Our relationship with Morgan Stanley Mortgage Capital Inc. began in 2001. This facility includes financing for eligible mortgage loans aged more than 90 days, subject to a sublimit equal to 10% of the value of all loans financed under the facility. This facility also provides financing for certain non-performing loans, subject to specified sublimits. At December 31, 2002 and March 31, 2003, the outstanding balance under this facility was $267.1 million and $352.5 million, respectively.

Household Commercial Financial Services, Inc.    Our relationship with Household Commercial Financial Services, Inc. began in 2001. The financing for performing mortgage loans under this facility accrues interest based upon prime rate. At December 31, 2002 and March 31, 2003, the outstanding balance under this facility was $7.5 million and $12.2 million, respectively.

CDC Mortgage Capital, Inc.    Our relationship with CDC Mortgage Capital, Inc. began in April 2002. This facility includes financing for aged or delinquent loans, subject to specified sublimits. At December 31, 2002 and March 31, 2003, the outstanding balance under this facility was $198.1 million and $248.1 million, respectively.

Credit Suisse First Boston Mortgage Capital LLC.    Our relationship with Credit Suisse First Boston Mortgage Capital LLC. began in September 2002. This facility includes financing for aged and delinquent loans, subject to specified sublimits. At December 31, 2002 and March 31, 2003, the outstanding balance under this facility was $115.8 million and $147.8 million, respectively.

Goldman Sachs Mortgage Company.    Our relationship with Goldman Sachs Mortgage Company began in April 2003. This facility includes financing for aged and delinquent loans, subject to specified sublimits.

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

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Securitization bond financing	$712,826	$99,009	$363,253	$163,129	$87,435
Warehouse and residual interest credit facilities	1,304,343	1,304,343	—	—	—
Capital lease obligations	190	159	31	—	—
Operating lease obligations	10,670	2,613	6,162	1,870	25
Purchase obligations	—	—	—	—	—
Other long-term liability reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$2,028,029	$1,406,124	$369,446	$164,999	$87,460

Off-Balance Sheet Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our borrowers. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the statement of financial position. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various terms and conditions. These commitments totaled $136.2 million and $142.1 million as of December 31, 2002 and March 31, 2003, respectively.

Inflation

Inflation affects us most significantly in the area of loan originations by affecting interest rates. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation) and decrease during periods of low inflation.

Newly Issued Accounting Pronouncements

SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, was issued in December 2002 and amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have not determined whether we will adopt the fair value based method of accounting for stock-based employee compensation in future years.

The Financial Accounting Standards Board (“FASB”) issued Interpretation (FIN) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, in November 2002. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the standard on January 1, 2003 and the adoption of such interpretation did not have a material impact on our results of operations, financial position or cash flows.

The FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, in January 2003. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. We adopted the standard as of February 1, 2003, as required, and the adoption of such interpretation did not have a material impact on our results of operations, financial position or cash flows.

Risk Factors That May Affect Future Results

You should carefully consider the following risks, together with other matters described in this Form 10-Q in evaluating our business and prospects. If any of the events referred to below actually occur, our business, financial condition, liquidity and results of operations could suffer. In that case, the trading price of our common stock could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-Q (including certain of the following risk factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 1 of this Form 10-Q.

Risks Related to Our Business

We finance borrowers with lower credit ratings. The subprime loans we originate generally have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans that we are required to repurchase, the loss of our servicing rights and damage to our reputation as a loan servicer.

We are in the business of originating, selling and, to a lesser extent, securitizing and servicing subprime mortgage loans. Subprime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them until we sell them, and we continue to bear the risk of delinquency and default after we securitize loans or sell loans with a retained interest. Loans that become delinquent prior to sale or securitization may become unsaleable or saleable only at a discount, and the longer we hold loans prior to sale or securitization, the greater the chance that the loans may become delinquent before we have the opportunity to dispose of them. Factors which may increase the time held prior to sale or securitization include the time required to accumulate loans for securitizations or sales of large pools of loans, the amount and timing of third-party due diligence in connection with sales or securitizations, and defects in the loans. We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if a loan becomes more than 30 days delinquent for the first payment due on the loan, or in any sale or securitization if the loan materially violates our representations or warranties. At March 31, 2003, mortgage loans held for sale included approximately $16.5 million of loans repurchased. Our provision for losses was $6.5 million for the three months ended March 31, 2003. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate (including loans in foreclosure and converted into real estate owned) for our servicing portfolio was 2.5% at March 31, 2003.

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

Since inception, a significant portion of the mortgage loans we have originated, purchased or serviced has been secured by property in California. For the three months ended March 31, 2003, approximately 36% of the loans we originated were collateralized by properties located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

The intense competition in the subprime mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail and wholesale structure and information systems to compete effectively. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could significantly harm our business, financial condition, liquidity and results of operations. In addition, we rely on software and other technology-based programs to gather and analyze competitive and other data from the marketplace. Problems with our technology or inability to implement technological changes may, therefore, result in delayed detection of trends.

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

The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult.

•	Existing borrowers with adjustable-rate mortgages may incur higher monthly payments as the interest rate increases, which may lead to higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a loan, the value that we receive upon the sale or securitization of the loan decreases.

•	The cost of financing our mortgage loans prior to sale or securitization is based primarily upon LIBOR. The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first two or three years. If LIBOR increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 2.7% for the three months ended March 31, 2003.

•	When we securitize loans or sell loans with retained interests, the value of and the income we receive from the securitized loans subject to portfolio-based accounting and the mortgage-related securities we retain are also based on LIBOR. This is because the income we receive from these mortgage loans and mortgage-related securities is based on the difference between the fixed rates payable on the loans for the first two or three years, and an adjustable LIBOR-based yield payable to the senior security holders or loan purchasers. An increase in LIBOR reduces the income we receive from, and the value of, these mortgage loans and mortgage-related securities.

Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of loans held for sale, securitized loans subject to portfolio-based accounting and mortgage-related securities, as reflected in the Interest Rate Simulation Sensitivity Analysis in the section entitled “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. See “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Newly Issued Accounting Pronouncements” and “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.”

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

As of March 31, 2003, we financed substantially all of our loans through six separate warehouse credit facilities. Each of these facilities is cancelable by the lender for cause at any time and at least one is cancelable at any time without cause. These facilities generally have a renewable, one-year term. Because these are short-term commitments of capital, the lenders may respond to market conditions which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, if we default on our covenants or are otherwise unable to access funds under any of these facilities, or if the lenders do not honor their commitments for any reason, we will have to curtail our loan origination activities. This would result in decreased revenues and profits from loan sales.

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

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 1998, we had approximately 340 employees and by March 31, 2003, we had 1,471 employees. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

We may not be able to continue to sell and securitize our mortgage loans on terms and conditions that are profitable to us.

A substantial portion of our revenues come from the gain on sale generated by sales of pools of our mortgage loans as whole loans. We make whole loan sales to a limited number of institutional purchasers, some of which may be frequent, repeat purchasers, and others of which may make only one or a few purchases from us. There can be no assurance that we will continue to have purchasers for our loans on terms and conditions that will be profitable to us. Also, even though our mortgage loans are generally marketable to multiple purchasers, certain loans may be marketable to only one or a few purchasers, thereby increasing the risk that we may be unable to sell such loans at a profit.

From time to time we also rely on our ability to securitize our mortgage loans to realize a greater percentage of the full economic value of the loans. We cannot assure you, however, that we will continue to be successful in securitizing mortgage loans. Our ability to complete securitizations of our loans will depend upon a number of factors, including conditions in the credit and securities markets generally, conditions in the asset-backed securities market specifically, the availability of credit enhancements such as financial guarantee insurance, a senior subordinated structure or other means, and the performance of our previously securitized loans.

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

We have controls and processes designed to help us identify misrepresented information in our loan origination operations. We cannot assure you, however, that we have detected or will detect all misrepresented information in our loan originations. For instance, we have been contacted by four borrowers regarding potential claims related to inflated appraisals in a single housing development. Although we have only been contacted by the borrowers on these four loans, we made a total of 27 loans in the subject development. In addition to being at risk for losses on these loans for the reasons described above, we may also be subject to claims by these borrowers.

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

A loan that does not comply with these representations and warranties may take longer to sell, be unsaleable or saleable only at a discount, and, if such a loan is sold before we detect a non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any such losses. We believe that we have qualified personnel at all levels and have established controls to ensure that all loans are originated to the market’s requirements, but we cannot assure you that we will not make mistakes, or that certain employees will not deliberately violate our lending policies. We seek to minimize losses from defective loans by correcting flaws if possible and selling or re-selling such loans. We also create allowances to provide for defective loans in our financial statements. We cannot assure you, however, that losses associated with defective loans will not harm our results of operations or financial condition.

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

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the securitized loans we service, 25.4% (annualized) were prepaid during the three months ended March 31, 2003. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

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

In addition, on April 24, 2003, a New Jersey state appellate court relied on the new OTS rule to find that the Parity Act does not preempt New Jersey state law restrictions on prepayment penalties. This ruling is contrary to previous published court opinions which have upheld such preemption under the Parity Act, including a May 8, 2000 decision by the United States District Court in New Jersey which upheld such preemption with respect to New Jersey state law. Nonetheless, if the New Jersey state court’s decision were followed by other courts, it might call into question the validity of prepayment penalty provisions which we have previously included and which we continue to include in our loans documentation on the basis of Parity Act preemption.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2003:

	+50 bp	+100 bp	–50 bp	–100 bp
Change in fair value of mortgage loans committed and held for sale	$(10,030,588)	$(19,875,099)	$10,222,673	$20,643,744
Change in fair value of derivatives related to mortgage loans committed and held for sale	8,111,250	16,222,500	(8,111,250)	(16,222,500)
Change in fair value of mortgage-related securities and securitized loans subject to portfolio-based accounting	(5,280,627)	(10,432,779)	5,436,284	11,022,861
Change in fair value of derivatives related to mortgage-related securities and securitized loans subject to portfolio-based accounting	4,503,493	9,100,321	(4,414,984)	(8,760,707)

Net Change	$(2,696,472)	$(4,985,057)	$3,132,723	$6,683,398

As of December 31, 2002:

	+50 bp	+100 bp	–50 bp	–100 bp
Change in fair value of mortgage loans committed and held for sale	$(8,200,836)	$(16,249,703)	$8,357,680	$16,877,323
Change in fair value of derivatives related to mortgage loans committed and held for sale	5,825,000	11,650,000	(5,825,000)	(11,650,000)
Change in fair value of mortgage-related securities and securitized loans subject to portfolio-based accounting	(6,321,095)	(12,469,774)	6,505,369	13,212,402
Change in fair value of derivatives related to mortgage-related securities and securitized loans subject to portfolio-based accounting	3,860,383	7,761,212	(3,793,863)	(7,592,968)

Net Change	$(4,836,548)	$(9,308,265)	$5,244,186	$10,846,757

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-earning assets and supporting funds.

ITEM 4.    Controls and Procedures

(a)  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

(b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II

ITEM 1.	Legal Proceedings

There were no new material developments in the first quarter of 2003.

ITEM 2.	Changes in Securities and Use of Proceeds

In February 2003, we registered and sold 4,493,022 shares of common stock and certain stockholders sold 5,156,978 shares of common stock pursuant to our registration statement on Form S-1 (File No. 333-91644), in our initial public offering. The effective date of the registration statement was February 14, 2003. The offering was managed by Friedman, Billings, Ramsey & Co., Inc., U.S. Bancorp Piper Jaffray Inc. and Wedbush Morgan Securities Inc. and closed on February 20, 2003 at an initial public offering price of $8.00 per share. On March 18, 2003, we sold an additional 649,993 shares of common stock and certain stockholders sold an additional 257,507 shares of common stock at $7.44 per share (after underwriters discount) upon the underwriters’ partial exercise of their over-allotment option. The offering resulted in gross proceeds to us of $41.1 million, $2.9 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $3.7 million and were not paid directly or indirectly, to any director, officers, ten-percent stockholders or affiliates of the Company. Our net proceeds totaled $34.5 million, all of which we deposited into our accounts in February and March 2003. We did not receive any proceeds from the stockholders’ sale of shares in the offering and pursuant to the underwriters’ over-allotment option. As of March 31, 2003, all of the offering proceeds were not paid directly or indirectly, to any directors, officers, ten-percent stockholders or affiliates of the Company and were used to pay down a warehouse credit facility.

Concurrently with the Company’s initial public offering, on February 20, 2003, the Company sold 510,697 shares of common stock to an affiliate of one of its underwriters, FBR Asset Investment Corporation, at a price equal to $7.44 per share, or approximately $3.8 million. There were no underwriters used in connection with this transaction. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, based on the fact that it only offered the shares to one accredited investor in a transaction not involving a public offering.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Written Consent Action of the Sole Stockholder dated January 17, 2003 electing James H. Berglund, Jody A. Gunderson, James A. Konrath, Ray W. McKewon and John M. Robbins, Jr. as directors of the Company.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)  Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page Ex-1.

(b)  Reports on Form 8-K Report on Form 8-K dated April 29, 2003 attaching the Company’s April 29, 2003 press release regarding the Company’s financial results for the fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2003

ACCREDITED HOME LENDERS HOLDING CO.

By:	/s/ JAMES A. KONRATH
James A. Konrath Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN S. BUCHANAN
John S. Buchanan Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, James A. Konrath, Chief Executive Officer and Chairman of the Board of Accredited Home Lenders Holding Co., certify that:

1.    I have reviewed this Quarterly Report on Form 10-Q of Accredited Home Lenders Holding Co.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ JAMES A. KONRATH
James A. Konrath
Chief Executive Officer and Chairman of the Board

I, John S. Buchanan, Chief Financial Officer of Accredited Home Lenders Holding Co., certify that:

1.    I have reviewed this Quarterly Report on Form 10-Q of Accredited Home Lenders Holding Co.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ JOHN S. BUCHANAN
John S. Buchanan Chief Financial Officer

EXHIBIT INDEX

2.1	(1)	Agreement and Plan of Merger

3.1	(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2	(2)	Bylaws of the Company.

4.1	(2)	Specimen Common Stock Certificate.

4.2	(3)	Second Amended and Restated Investors’ Rights Agreement.

10.1	(3)	2002 Stock Option Plan of the Company.

10.2	(3)	2002 Employee Stock Purchase Plan of the Company.

10.3	(2)	Deferred Compensation Plan.

10.4	(2)	Deferred Compensation Plan Trust Agreement.

10.5	(4)	Form of Stock Purchase Agreement and Registration Rights Agreement, attached as Exhibit A thereto, by and between the Company and FBR Asset Investment Corporation.

99.1		Certification of Chief Executive Officer.

99.2		Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 28, 2003.
(2)	Incorporated by reference to amendment number 3 to the Company’s Registration Statement on Form S-1 (File No. 333-91644) dated November 12, 2002.
(3)	Incorporated by reference to amendment number 1 to the Company’s Registration Statement on Form S-1 (File No. 333-91644) dated August 20, 2002.
(4)	Incorporated by reference to amendment number 6 to the Company’s Registration Statement on Form S-1 (File No. 333-91644) dated January 21, 2003.

Ex-1