Form 10-Q
period 2003-06-30
ACCREDITED HOME LENDERS HOLDING CO
filed 2003-08-14
CIK 1174735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

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

Yes  ☐     or     No  ☒

         The number of outstanding shares of the registrant’s common stock as of July 31, 2003 was 19,883,488.

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

         The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition that we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	changes in demand for, or value of, mortgage loans due to fluctuations in the real estate market, interest rates or the market in which we sell or securitize our loans;

•	changes in government regulations that affect our ability to originate mortgage loans;

•	changes in the credit markets, which affect our ability to borrow money to originate mortgage loans;

•	the degree and nature of our competition;

•	our ability to employ and retain qualified employees; and

•	the other factors referenced in this report, including, without limitation, under the section entitled “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

ITEM 1.   Financial Statements

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	December 31, 2002	June 30, 2003
ASSETS
Cash and cash equivalents	$11,300	$20,146
Restricted cash	—	120
Mortgage loans held for sale, net of market reserve of $6,885 and $11,634, respectively	972,349	1,391,133
Securitized loans, net of allowance for loan losses of $4,550 and $10,330, respectively	743,375	1,001,273
Mortgage-related securities, at fair value	8,356	6,335
Mortgage servicing rights, net	3,116	2,005
Furniture, fixtures and equipment, net	8,794	13,886
Other receivables	32,229	34,034
Deferred income tax asset	17,075	36,889
Prepaid expenses and other assets	10,736	13,567

TOTAL	$1,807,330	$2,519,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Warehouse and residual interest credit facilities (including $153,726 with a related party at December 31, 2002)	$962,285	$1,331,839
Securitization bond financing	737,548	979,861
Convertible debt with a related party	3,000	—
Capital leases	265	83
Income taxes payable	6,423	23,588
Accounts payable and accrued liabilities	34,687	36,677

Total liabilities	1,744,208	2,372,048

Redeemable, convertible preferred stock:
Series A, $.001 par value; authorized 5,113,334 shares, issued and outstanding 5,113,334 shares at December 31, 2002 and zero at June 30, 2003; redeemable at $1.00 per share after January 1, 2000 (liquidating preference of $1.00 per share)	5,113

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding		—
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 5,833,873 shares at December 31, 2002; issued and outstanding 19,718,751 shares at June 30, 2003 (including 122,538 of restricted stock awarded under the deferred compensation plan)	6	20
Additional paid-in capital	2,351	52,469
Note receivable for common stock	(1,250)	(1,250)
Unearned compensation	(574)	(1,967)
Retained earnings	57,476	98,068

Total stockholders’ equity	58,009	147,340

TOTAL	$1,807,330	$2,519,388

See notes to condensed consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
REVENUES:
Gain on sale of loans (including $(31),$0, $1,391 and $2,834 respectively, with a related party)	$23,974	$62,909	$50,617	$106,080
Interest income	12,945	40,317	21,504	72,614
Loan servicing income	2,200	1,928	4,192	3,810
Net gain on mortgage-related securities and derivatives	1,716	2,989	1,915	4,388
Other income	32	94	123	485

Total revenues	40,867	108,237	78,351	187,377

EXPENSES:
Salaries, wages and benefits	16,758	26,914	31,179	50,782
Interest expense (including $1,427, $0, $2,664 and $597 respectively, with a related party)	5,051	14,845	8,751	27,012
Occupancy	1,564	2,507	3,032	4,864
Provision for losses	1,276	9,871	4,762	16,379
Depreciation and amortization	608	966	1,131	2,083
General and administrative expenses	5,036	10,165	9,785	18,605

Total expenses	30,293	65,268	58,640	119,725

INCOME BEFORE INCOME TAXES	10,574	42,969	19,711	67,652
INCOME TAXES	4,243	17,187	7,891	27,060

NET INCOME	$6,331	$25,782	$11,820	$40,592

BASIC EARNINGS PER SHARE	$1.10	$1.34	$2.05	$2.56

DILUTED EARNINGS PER SHARE	$0.43	$1.25	$0.81	$2.13

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	5,777	19,270	5,756	15,876

DILUTED	14,727	20,648	14,621	19,034

See notes to condensed consolidated financial statements.

          ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         (unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,820	$40,592
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,131	2,083
Amortization of unearned compensation	70	171
Loss on disposal of furniture, fixtures, and equipment	4	88
Mortgage loans originated, net of fees	(1,746,719)	(3,475,191)
Proceeds from sale of mortgage loans held for sale, net of fees	1,542,184	2,728,762
Collection of principal payments on mortgage loans held for sale	4,800	13,948
Net change in fair value hedge basis adjustment on mortgage loans held for sale and securitized loans	—	(4,825)
Amortization of net deferred origination fees on securitized loans	—	(274)
Additions to mortgage-related securities	(820)	—
Cash received on mortgage-related securities	14,808	7,655
Net unrealized gain on mortgage-related securities	(4,355)	(5,113)
Accretion of mortgage-related securities	(1,779)	(521)
Additions to mortgage servicing rights	(603)	—
Amortization of mortgage servicing rights	1,085	1,111
Provision for losses	4,762	16,379
Deferred income taxes	(788)	(19,814)
Changes in operating assets and liabilities:
Other receivables	(6,231)	(1,805)
Other assets	1,646	2,091
Accounts payable and accrued liabilities	5,659	(3,862)
Income taxes payable	(3,914)	17,165

Net cash used in operating activities	(177,240)	(681,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,914)	(7,263)
Principal payments on securitized loans	—	45,449

Net cash provided by (used in) investing activities	(2,914)	38,186

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warehouse credit facilities	192,459	376,413
Proceeds from borrowings on residual interest credit facility	720	—
Payments of borrowings on residual interest credit facility	(4,974)	(6,858)
Proceeds from securitization bond financing	—	303,049
Payments of securitization bond financing	—	(60,736)
Change in restricted cash	(14,128)	(120)
Payments on capital leases	(169)	(182)
Proceeds from exercise of stock options	72	287
Proceeds from issuance of stock under ESPP	—	1,873
Proceeds from payments on note receivable for common stock	16	—
Net proceeds from initial public offering and concurrent private placement	—	38,294

Net cash provided by financing activities	173,996	652,020

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,158)	8,846
BEGINNING BALANCE, CASH AND CASH EQUIVALENTS	14,790	11,300

ENDING BALANCE, CASH AND CASH EQUIVALENTS	$8,632	$20,146

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,423	$22,532
Income taxes	$11,804	$29,749
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unearned compensation	$625	$241
Conversion of convertible debt to common stock	$—	$3,000
Conversion of preferred stock to common stock	$—	$5,113
Conversion of warrants to common stock	$—	$1
Transfer of loans held for sale to securitized loans	$—	$303,049
Transfer of loans held for sale to real estate owned, included in other assets	$1,986	$4,923

         See notes to condensed consolidated financial statements.

          ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003 (UNAUDITED)

1.          THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Basis of Presentation – The consolidated financial statements include the accounts of Accredited Home Lenders Holding Co. (“AHLHC”), a Delaware corporation, and its wholly owned subsidiary Accredited Home Lenders, Inc. (“AHL”) (collectively the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Accredited Home Lenders Holding Co.’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

         General – The Company engages in the business of making mortgage loans to borrowers across the country. The Company’s business includes originating, selling, and servicing first and junior lien mortgage loans primarily secured by single-family (i.e., one- to four-family) residences.

         Restricted Cash – Cash held on behalf of employees for the Employee Stock Purchase Plan and flexible spending accounts are classified as restricted cash.

         Securitized Loans and Securitization Bond Financing – The Company has completed three securitizations structured as a financing under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.

         These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by the Company and, the Company, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the loans remain on the balance sheet (referred to as “securitized loans”), retained interests are not created, and securitization bond financing replaces the warehouse debt originally associated with the securitized loans. The Company records interest income on securitized loans and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

         The Company periodically evaluates the need for or the adequacy of the allowance for loan losses on its securitized loans. Provision for loan losses on securitized loans is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses in such portfolio. The Company defines a loan as impaired at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying the Company’s historical loss experience. The Company also uses other analytical tools to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of the Company’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Carrying values are written down to net realizable value when the loan is foreclosed or deemed uncollectible.

         Derivative Financial Instruments – As part of the Company’s interest rate management process, the Company uses derivative financial instruments such as options and futures. It is not the Company’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

         The Company designates certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, the Company evaluates the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains adequate correlation in the hedge relationship. To hedge the effect of interest rate changes on the fair market value of mortgage loans held for sale and securitized loans, the Company is using derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and mortgage loans held for sale and securitized loans are recognized in the consolidated statement of operations in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale recognized as a result of hedge accounting is reversed at the time the mortgage loans are sold. This results in a correspondingly higher or lower gain on sale of loans at such time. Any change in the fair value of securitized loans is amortized over the fixed rate period of the loan on a level yield basis. This results in a corresponding adjustment to interest income. The net amount recorded in the consolidated statement of operations is referred to as hedge ineffectiveness.

         For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the consolidated statements of operations in the period in which the changes occur or when such instruments are settled.

         Provision for Losses – Market valuation adjustments have been provided on certain nonperforming loans, other loans held for sale and real estate owned. These adjustments are based on the Company’s estimate of expected losses, calculated using loss severity and loss frequency rate assumptions, and are based on the value that the Company could reasonably expect to obtain from a sale, that is, other than in a forced or liquidation sale. Provision for losses on securitized loans is recorded in an amount sufficient to maintain the allowance for loan losses at a level considered adequate to cover probable losses on such loans. Provision for losses also includes net losses on real estate owned. The Company also records a reserve for liabilities associated with loans sold which may be required to be repurchased due to breaches of representations and warranties and first payment defaults. The Company periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of the Company’s control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change.

         Escrow and Fiduciary Funds – The Company maintains segregated bank accounts in trust for investors with respect to payments on mortgage loans serviced for investors, for securitized loans and for mortgagors with respect to property tax and hazard insurance premium payments escrowed by mortgagors with the Company. Such accounts amounted to $16.3 million and $21.2 million at December 31, 2002 and June 30, 2003, respectively, and are excluded from the Company’s assets and liabilities.

         Stock-Based Compensation – SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has been accounting for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the grant price.

The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts as follows (dollars in thousands):

	Three Months Ended June 30,
	2002	2003
Net income, as reported	$6,331	$25,782
Deduct: Net stock-based employee compensation expense	(2)	(55)

Pro forma net income	$6,329	$25,727

Earnings per share:
Basic – as reported	$1.10	$1.34
Basic – pro forma	$1.10	$1.34
Diluted – as reported	$0.43	$1.25
Diluted – pro forma	$0.43	$1.25

	Six Months Ended June 30,
	2002	2003
Net income, as reported	$11,820	$40,592
Deduct: Net stock-based employee compensation expense	(10)	(102)

Pro forma net income	$11,810	$40,490

Earnings per share:
Basic – as reported	$2.05	$2.56
Basic – pro forma	$2.05	$2.55
Diluted – as reported	$0.81	$2.13
Diluted – pro forma	$0.81	$2.13

         The fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends, an expected option life of five years, a risk-free rate of 4.4% (2002) and 2.9% (2003) and no volatility prior to the Offering and a 40.1% weighted average volatility subsequent to the Offering. The weighted average fair value at grant date was $3.04 and $1.71 for options granted during the six months ended June 30, 2002 and 2003, respectively.

         Segment Reporting – While the Company’s management monitors the revenue streams through wholesale and retail loan originations, operations are managed and financial performance is evaluated by the Company’s chief operating decision-maker on a company-wide basis. Accordingly, the Company operates in one reportable operating segment.

         Use of Estimates in the Preparation of Financial Statements – The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of the mortgage-related securities, mortgage servicing rights, derivative financial instruments and hedged assets, the determination of the market reserve on loans and the allowance for loan losses on securitized loans, and the determination of the reserves for repurchases.

         Recent Accounting Pronouncements – SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, was issued in December 2002 and amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation in future years.

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

         On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 is not expected to have a significant impact on the Company’s financial position, cash flows or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The adoption of SFAS No. 150 is not expected to have a significant impact on the Company’s financial position, cash flows or results of operations.

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

3.       MORTGAGE LOANS

         Mortgage loans held for sale – Mortgage loans held for sale were as follows (dollars in thousands):

	December 31, 2002	June 30, 2003
Mortgage loans held for sale – principal balance	$977,508	$1,401,492
Basis adjustment for fair value hedge accounting	3,021	716
Net deferred origination (fees) costs	(1,295)	559
Market reserve	(6,885)	(11,634)

Mortgage loans held for sale, net	$972,349	$1,391,133

         At June 30, 2003, mortgage loans held for sale included $94.6 million in loans held for a securitization.

         Securitized loans – Securitized loans were as follows (dollars in thousands):

	December 31, 2002	June 30, 2003
Securitized loans– principal balance	$742,848	$999,614
Basis adjustment for fair value hedge accounting	6,554	13,684
Net deferred origination fees	(1,477)	(1,695)
Allowance for loan losses	(4,550)	(10,330)

Securitized loans, net	$743,375	$1,001,273

         Provision for losses – Activity in the market reserve on loans held for sale was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Balance, beginning of period	$3,721	$10,160	$3,419	$6,885
Provision for losses	881	3,349	1,769	7,786
Chargeoffs, net	(509)	(1,875)	(1,095)	(3,037)

Balance, end of period	$4,093	$11,634	$4,093	$11,634

         Activity in the allowance for loan losses on securitized loans was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Balance, beginning of period	$—	$6,434	$—	$4,550
Provision for losses	—	3,896	—	5,780
Chargeoffs, net	—	—	—	—

Balance, end of period	$—	$10,330	$—	$10,330

        As of December 31, 2002 and June 30, 2003, $120,000 and $2.4 million of securitized loans were 90 days or more delinquent under their payment terms, respectively.

        Activity in the reserve for losses on real estate owned was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Balance, beginning of period	$1,041	$1,665	$1,228	$2,092
Provision for losses	157	491	1,305	401
Chargeoffs, net	(578)	(423)	(1,913)	(760)

Balance, end of period	$620	$1,733	$620	$1,733

        Provision for losses in the accompanying consolidated statements of operations is composed of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Provision – market reserve on loans	$881	$3,349	$1,769	$7,786
Provision – allowance for losses on securitized loans	—	3,896	—	5,780
Provision – reserve for real estate owned	157	491	1,305	401
Provision – reserve for repurchases	(210)	1,734	1,296	1,703
Net losses on real estate owned	448	401	392	709

	$1,276	$9,871	$4,762	$16,379

4.     MORTGAGE-RELATED SECURITIES

        Mortgage-related securities are comprised of the following (dollars in thousands):

	December 31, 2002	June 30, 2003
Residual interest arising from Company securitizations	$4,294	$4,250
Retained interest arising from sales to third-party investors	4,062	2,085

Balance, end of period	$8,356	$6,335

        Mortgage-related securities consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Balance, beginning of period	$16,737	$6,702	$22,290	$8,356
Additions	—	—	820	—
Net unrealized gains	4,573	3,378	4,355	5,113
Interest accretion	844	175	1,779	521
Cash collected	(7,718)	(3,920)	(14,808)	(7,655)

Balance, end of period	$14,436	$6,335	$14,436	$6,335

        The Company utilized the following assumptions to value all mortgage-related securities that arose from sales of loans by the Company to third party investors outstanding at December 31, 2002 and June 30, 2003:

	December 31, 2002	June 30, 2003
Annual prepayment speeds	20.0% to 67.5%	20.0% to 67.5%
Discount rate	15%	15%
Expected cumulative credit losses	5.0%	4.5%
Interest rates on adjustable rate loans	Forward LIBOR curve	Forward LIBOR curve
Fair value at period end	$4,062	$2,085

        The Company utilized the following assumptions to value all mortgage-related securities that arose from the Company’s 2000 securitization outstanding at December 31, 2002 and June 30, 2003:

	December 31, 2002	June 30, 2003
Annual prepayment speeds	22.0% to 62.5%	22.0% to 62.5%
Discount rate	15%	15%
Expected cumulative credit losses	4.8%	4.4%
Interest rates on adjustable rate loans	Forward LIBOR curve	Forward LIBOR curve
Fair value at period end	$4,294	$4,250

5.      MORTGAGE SERVICING RIGHTS

        Mortgage servicing rights were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Balance, beginning of period	$4,939	$2,551	$4826	$3,116
Additions, through originations	—	—	603	—
Amortization	(595)	(546)	(1,085)	(1,111)

Balance end of period	$4,344	$2,005	$4,344	$2,005

        The fair value of mortgage servicing rights at June 30, 2002 and June 30, 2003 was $5.3 million and $2.5 million, respectively.

        The Company periodically evaluates mortgage servicing rights for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis based on loan type using prepayment assumptions ranging from 20.0% to 67.5% and a discount rate of 15% at both December 31, 2002 and

June 30, 2003. Impairment, if it occurs, is recognized in a valuation allowance for each pool in the period of impairment. No impairment was identified as of December 31, 2002 and June 30, 2003.

              The Company is the master servicer of 12,921 and 22,131 loans with an outstanding balance of $1.4 billion and $2.8 billion as of June 30, 2002 and 2003, respectively. As of June 30, 2002 and 2003, the unpaid principal balance of loans sold servicing retained was $601.2 million and $374.2 million, respectively. Total losses on our servicing portfolio were $6.7 million and $8.0 million for the six months ended June 30, 2002 and 2003, respectively, resulting in annualized losses of 1.1% and 0.6% for the comparable periods.

6.          DERIVATIVE FINANCIAL INSTRUMENTS

             Derivative Financial Instruments and Hedged Instrument Activity – During August 2002, the Company began using hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale. At December 31, 2002 and June 30, 2003, fair value hedge basis adjustments of $3.0 million and $716,000, respectively, are included in mortgage loans held for sale related to the $497.9 million and $674.2 million, respectively, of such loans designated as hedged assets. Hedge ineffectiveness associated with fair value hedges of $212,000 and $452,000 was recorded in earnings during the three and six months ended June 30, 2003, respectively, and is included as an increase in gain on sale of loans in the consolidated statements of operations.

             During December 2002, the Company began using hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its securitized loans. At December 31, 2002 and June 30, 2003, fair value hedge basis adjustments of $6.6 million and $13.7 million, respectively, are included in securitized loans related to the $291.4 million and $540.1 million, respectively, of such loans designated as hedged assets. Hedge ineffectiveness associated with fair value hedges of $251,000 and ($84,000) was recorded in earnings during the three and six months ended June 30, 2003, respectively, and is included as an increase (reduction) in interest income in the consolidated statements of operations.

             At June 30, 2003, the Company had outstanding futures contracts with a fair value of $8.9 million included in accrued liabilities of which contracts with a fair value of ($8.0) million are designated as hedge instruments. The Company is required to maintain a cash deposit in a margin account with its broker related to these derivative transactions. At June 30, 2003, approximately $13.5 million was on deposit in such margin account, which is included in other receivables. Accordingly, the net liquidation value of the Company’s derivative financial instruments and related margin account is $4.6 million at June 30, 2003. In addition, the Company had option contracts with a fair value of $287,000 included in other assets at June 30, 2003.

             At December 31, 2002, the Company had outstanding futures contracts with a fair value of $10.7 million included in accrued liabilities of which contracts with a fair value of ($6.4) million are designated as hedge instruments. The Company is required to maintain a cash deposit in a margin account with its broker related to these derivative transactions. At December 31, 2002, approximately $15.5 million was on deposit in such margin account, which is included in other receivables. Accordingly, the net liquidation value of the Company’s derivative financial instruments and related margin account is $4.8 million at December 31, 2002. In addition, the Company had option contracts with a fair value of $16,000 included in other assets at December 31, 2002.

             The change in fair value of derivative financial instruments recorded in earnings was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net unrealized gain (loss)	($8,189)	$2,804	($6,793)	$8,872
Net realized loss	(5,449)	(13,620)	(6,567)	(22,615)

Total	($13,638)	($10,816)	($13,360)	($13,743)

         For the three and six months ended June 30, 2002 and 2003, a $10.8 million, $9.0 million, $10.9 million and $10.3 million net loss on derivatives and hedged assets, respectively, is included in gain on sale of loans and a $0, $1.5 million, $0 and $2.7 million net loss on derivatives and hedged assets, respectively, is included in interest income in the consolidated statements of operations. The remaining amount of net gain (loss) on derivatives is included in net gain (loss) on mortgage-related securities and derivatives in the consolidated statements of operations for all periods presented.

7.          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

            Accounts payable and accrued liabilities were as follows (dollars in thousands):

	December 31,	June 30,
	2002	2003
Accrued liabilities	$19,197	$20,943
Reserve for premium recapture	1,374	1,908
Reserve for repurchases	2,888	4,449
Accounts payable—trade	545	439
Futures contracts	10,683	8,938

Total	$34,687	$36,677

8.          CREDIT FACILITIES

             Outstanding warehouse and residual interest credit facility balances consisted of the following (dollars in thousands):

	December 31,	June 30,

	2002	2003

Warehouse credit facilities	$955,426	$1,331,839
Residual interest credit facility	6,859	—

Total	$962,285	$1,331,839

            The outstanding convertible debt credit facility balances were $3.0 million and $0 at December 31, 2002 and June 30, 2003, respectively. The convertible debt was converted into 2,095,625 shares of the Company’s common stock in the Offering.

            Credit Facilities – The Company had in place the following credit facilities:

Amount Outstanding
	December 31, 2002	June 30, 2003
A $400 million warehouse credit facility expiring January 31, 2004, collateralized by performing loans, bearing interest based on one-month LIBOR (rate was 2.4% to 2.9% at June 30, 2003). This line also includes a $15 million sublimit collateralized by nonperforming loans with interest based on one-month LIBOR (rate was 4.6% at June 30, 2003). Outstanding borrowings on this sublimit is included in the amount outstanding and totaled $5.6 million and $3.6 million at December 31, 2002 and June 30, 2003, respectively.	$220.1 million	$269.4 million
A $400 million warehouse credit facility expiring May 1, 2004, collateralized by performing and non-performing loans, bearing interest based on one-month LIBOR (rate was 2.5% to 2.7% at June 30, 2003).	$267.1 million	$254.6 million
A $15 million warehouse credit facility expiring May 31, 2004, collateralized by performing loans, bearing interest based on the prime rate (rate was 4.50% at June 30, 2003). In July 2003, the credit facility was expanded to $40 million and the expiration date was extended to July 31, 2004.	$7.5 million	$10.4 million
A $325 million warehouse credit facility expiring September 23, 2003, collateralized by performing loans, bearing interest based on one-month LIBOR (rate was 2.3% to 3.4% at June 30, 2003).	$198.1 million	$248.7 million
A $150 million non-discretionary; $150 million discretionary warehouse credit facility expiring September 19, 2003, collateralized by performing loans, bearing interest based on one-month LIBOR (rate was 2.2% to 3.9% at June 30, 2003).	$115.8 million	$257.3 million
A $200 million warehouse credit facility expiring April 21, 2004, collateralized by performing loans, bearing interest based on one month LIBOR (rate was 2.4% at June 30, 2003).	—	$104.8 million

The Company also has a credit facility with a related party providing for the following four separate borrowing facilities. At December 31, 2002, the related party had a beneficial ownership interest in the Company related to the convertible debt facility. All ownership and beneficial ownership interest of this lender were sold in connection with the Offering. Therefore, this lender ceased to be a related party upon the completion of the Offering.

Amount Outstanding

	December 31, 2002	June 30, 2003

A $125 million non-discretionary; $75 million discretionary warehouse credit facility expiring July 31, 2003, collateralized by performing loans, bearing interest based on one-month LIBOR (rate was 2.4% at June 30, 2003). This line also includes a $7 million sublimit collateralized by seasoned loans with interest based on one-month LIBOR (rate was 3.9% at June 30, 2003). Outstanding borrowings on this sublimit is included in the amount outstanding and totaled $108,000 and $0 at December 31, 2002 and June 30, 2003, respectively. In July 2003, the expiration date of this agreement was extended to September 15, 2003.	$146.9 million	$186.6 million
A $4.5 million warehouse credit facility expiring July 31, 2003, collateralized by performing loans (to the extent the lender’s valuation of such loans exceed specified levels), bearing interest based on one-month LIBOR (rate was 4.1% at June 30, 2003). In July 2003, the expiration date of this agreement was extended to September 15, 2003.	—	—
An $8 million warehouse credit facility expiring July 31, 2003, collateralized by real estate owned (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure) and loans 60 days or more delinquent, bearing interest based on one-month LIBOR (rate was 4.1% at June 30, 2003). In July 2003, the expiration date of this agreement was extended to September 15, 2003.	—	—
A $40 million term loan expiring July 31, 2003, collateralized by residual interests in securitized pools of mortgage loans and/or the Company’s rights, with respect to loans sold to the lender, to ongoing payments which approximate residual interests in securitized pools of such loans, bearing interest based on one-month LIBOR (rate was 4.6% to 5.1% at June 30, 2003). In July 2003, the expiration date of this agreement was extended to September 15, 2003.	$6.8 million	—

         As of June 30, 2003, the Company was in compliance with all covenant requirements for each of the facilities. The Company’s warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements and limitations on other indebtedness. If the Company fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if the Company defaults under one facility, it would generally trigger a default under the Company’s other facilities.

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

9.      SECURITIZATION BOND FINANCING

          The following is a summary of the outstanding securitization bond financing, by class (dollars in thousands):

	December 31, 2002	June 30, 2003
	Amount	Amount	Interest Rate	Stated Maturity Date
Series 2002-1:
Class A-1	$65,949	$57,880	4.93%	July 25, 2032
Class A-2	131,336	115,239	One-month LIBOR + 0.32%	July 25, 2032

	197,285	173,119
Unamortized bond discount	(13)	(11)

Series 2002-1, net	$197,272	$173,108

Series 2002-2
Class A-1	$178,450	$169,802	4.48%	January 25, 2033
Class A-2	249,123	233,448	One-month LIBOR + 0.49%	February 25, 2033
Class A-3	112,761	102,907	One-month LIBOR + 0.50%	January 25, 2033

	540,334	506,157
Unamortized bond discount	(58)	(48)

Series 2002-2, net	$540,276	$506,109

Series 2003-1
Class A-1		$103,764	3.58%	June 25, 2033
Class A-2		109,149	One-month LIBOR + 0.35%	June 25, 2033
Class A-3		87,736	One-month LIBOR + 0.38%	June 25, 2033

		300,649
Unamortized bond discount		(5)

Series 2003-1, net		$300,644

Total securitization bond financing, net	$737,548	$979,861

          The interest rates for the A-1 classes are a result of swap rates plus a spread of 1.02%, 1.30% and 1.32%, respectively.

          The following table summarizes the expected repayment requirements relating to the securitization bond financing at June 30, 2003. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

		June 30, 2003
		(dollars in thousands)
Six months ending December 31:
	2003	$90,459
Years ending December 31:
	2004	256,785
	2005	262,665
	2006	166,025
	2007	63,879
	2008	34,866
	Thereafter	105,246
	Discount	(64)

	Total	$979,861

10.      INCOME TAXES

           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

           The tax effects of significant items comprising the Company’s net deferred tax asset were as follows (dollars in thousands):

	December 31, 2002	June 30, 2003
Loans held for sale	$14,000	$30,415
Market reserve on loans held for sale	3,403	7,123
Other reserves and accruals	3,486	3,165
State taxes	27	27

Deferred tax assets	20,916	40,730

Loan securitizations	(2,224)	(2,224)
Mortgage-related securities	(1,617)	(1,617)

Deferred tax liabilities	(3,841)	(3,841)

Net deferred tax asset	$17,075	$36,889

           The components of the income tax (benefit) expense consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Federal:
Current	$4,915	$27,194	$6,394	$37,851
Deferred	(1,543)	(13,316)	(88)	(16,000)

	$3,372	$13,878	6,306	21,851

State:
Current	1,281	6,483	2,285	9,023
Deferred	(410)	(3,174)	(700)	(3,814)

	871	3,309	1,585	5,209

Total	$4,243	$17,187	$7,891	$27,060

           The deferred income tax expense resulted from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The primary sources of these differences were the origination and reversal of the following: mortgage securitizations where book income has been recognized in excess of taxable income, loans held for sale at period end where taxable income has been recognized in excess of book income and various reserves and accruals in which book deductions exceed tax deductions.

           The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Federal income tax at statutory rate	$3,701	$15,039	$6,899	$23,677
State income tax, net of federal effects	565	2,151	1,030	3,386
Other	(23)	(3)	(38)	(3)

Total	$4,243	$17,187	$7,891	$27,060

11.      STOCKHOLDERS’ EQUITY

           A summary of the changes in options outstanding under the Company’s stock option plans for the six months ended June 30, 2003 follows:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2003	1,749,642	$2.27
Options granted	495,575	8.47
Options exercised	(201,929)	1.42
Options cancelled	(95,680)	5.28

Balance, June 30, 2003	1,947,608	$3.79

           2002 Employee Stock Purchase Plan – The Company’s 2002 Employee Stock Purchase Plan (the “2002 ESPP”) was adopted effective as of the closing of the Offering by the board of directors and approved by the stockholders in 2002. A total of 1,000,000 shares of common stock are authorized and reserved for issuance under the plan, to be cumulatively increased on January 1, 2004 and each January 1 thereafter through January 1, 2013 according to the formula specified by the 2002 ESPP. Employees, including officers and employee directors, are eligible to participate in the 2002 ESPP if they are employed for more than 20 hours per week and more than five months in any calendar year. The 2002 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of the participant’s compensation. Such amounts are applied to the purchase of shares of the Company’s common stock at a price of 85% of the fair market value of the common stock as defined in the 2002 ESPP. On June 30, 2003, the Company issued 275,508 shares to employees with proceeds of $1.9 million.

           Deferred Compensation Plan – The Company’s Deferred Compensation Plan (the “Plan”) was adopted by the board of directors and approved by the stockholders in 2002. The Plan is effective as of January 1, 2003. A total of 2,000,000 shares of the Company’s common stock is authorized and reserved for issuance under the Plan. The Plan is an unfunded, nonqualified deferred compensation plan that benefits directors, certain designated key members of management and highly compensated employees. Under the Plan, an employee may defer up to 100% of his or her base salary, director fee, bonus and/or commissions on a pre-tax basis. The Company may make both voluntary and/or matching contributions to the Plan on behalf of Plan participants and may make voluntary and/or matching contributions in the form of common stock. All Plan assets are corporate assets rather than individual property and are therefore subject to creditors’ claims against the Company. As of June 30, 2003, employees had voluntarily contributed $305,000 to the Plan. In April 2003, the Company awarded 122,538 shares of restricted common stock under the Plan that vest 50% two years from the date of grant and 25% each year thereafter until fully vested. Based upon the fair value at grant date, the value of the restricted common stock was $1.3 million. This amount has been recorded in the accompanying financial statements as an increase to common stock and additional paid in capital with an offsetting amount included in unearned compensation. During the six months ended June 30, 2003, $55,000 of compensation expense was amortized related to the restricted stock grants.

12.      EARNINGS PER SHARE (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION):

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

	Three Months Ended June 30, 2002
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$6,331	5,777	$1.10
Plus effect of income of assumed conversions
Interest on convertible debt, net of tax	31
Effect of dilutive shares
Warrants		422
Stock options		1,319
Convertible preferred stock		5,113
Convertible debt		2,096

Diluted EPS	$6,362	14,727	$0.43

	Three Months Ended June 30, 2003
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$25,782	19,270	$1.34
Effect of dilutive shares
Stock options		1,365
Restricted stock		13

Diluted EPS	$25,782	20,648	$1.25

	Six Months Ended June 30, 2002
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$11,820	5,756	$2.05
Plus effect of income of assumed conversions
Interest on convertible debt, net of tax	62
Effect of dilutive shares
Warrants		399
Stock options		1,257
Convertible preferred stock		5,113
Convertible debt		2,096

Diluted EPS	$11,882	14,621	$0.81

	Six Months Ended June 30, 2003
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$40,592	15,876	$2.56
Plus effect of income of assumed conversions
Interest on convertible debt, net of tax	16
Effect of dilutive shares
Warrants*		105
Stock options		1,249
Restricted stock		2
Convertible preferred stock*		1,278
Convertible debt*		524

Diluted EPS	$40,608	19,034	$2.13

* Represents the dilutive effect of the shares outstanding prior to the initial public offering at February 14, 2003.

13.     COMMITMENTS AND CONTINGENCIES

         Leases – The Company leases office space for its headquarters in San Diego, California, for various branch offices, executive suites, and record storage facilities across the country, and for certain equipment under operating leases expiring at various dates through 2010.

         At June 30, 2003, the minimum future lease payments under non-cancelable operating leases were as follows (dollars in thousands):

Six Months Ending:
2003	$1,742
Years ending:
2004	3,349
2005	2,949
2006	1,203
2007	579
2008	211
Thereafter	25

Total	$10,058

         Other – The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the statement of financial position. The credit risk is mitigated by the Company’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. The Company does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. The Company commits to originate loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $136.2 million and $178.7 million as of December 31, 2002 and June 30, 2003, respectively.

         Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee. The Company periodically enters into other loan sale commitments. Loan sale commitments totaled $319.5 million and $984.8 million at December 31, 2002 and June 30, 2003, respectively.

         In connection with various regulatory lending requirements, the Company is required to maintain certain minimum levels of net worth. The Company was in compliance with these requirements at June 30, 2003.

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

         From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2003.

         Legal – Because the nature of the Company’s business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, it is subject to various legal proceedings in the ordinary course of business related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. The Company is also subject to legal proceedings in the ordinary course of business related to employee matters. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on its financial position or results of operations.

         During 2001, the Company discovered that an employee had misappropriated funds from the Company in concert with third parties, resulting in an overstatement of losses on real estate owned, which are included in the provision for losses in the consolidated statements of operations for the years ended December 31, 1999 through 2001. The Company has estimated that approximately $800,000 was misappropriated from the Company during that period. The Company has filed an insurance claim to recover the misappropriated funds. During the year ended December 31, 2002, the Company recovered $340,000 of the loss from its insurance claim, which is included in other income in the consolidated statements of operation. During the first half of 2003, the Company recovered an additional $359,000 of the loss from its insurance claim. The Company’s ability to recover the remaining losses is uncertain and, accordingly, no amounts have been accrued for any potential recoveries.

         The Company is also involved in certain other litigation including a complaint for “earn out” payments allegedly due in connection with certain assets acquired and employees hired in a transaction between the Company and an unrelated third party. The complaint was filed by individuals who claim that the “earn out” rights they negotiated with such third party were assumed by the Company as a result of the aforementioned transaction. Although the complaint did not contain an amount for damages sought, a footnote to a subsequent pleading indicated that the plaintiffs believe that their damages were approximately $10 million. The Company believes that the likelihood of loss related to this matter is remote. On July 29, 2003, the appellate court in the matter affirmed the trial court’s dismissal of the action and gave the Company the right to recover its costs in connection with the appeal. To date, no further proceedings have been filed by the plaintiffs in this matter.

         In addition, in December 2002, the Company was served with a complaint and motion for class certification in a class action lawsuit alleging that the Company misrepresents and inflates the amounts it charges its borrowers for third-party fees in violation of state laws, which prohibit unfair and deceptive trade practices. In January 2003, the Company filed an answer to the complaint but the Company has not yet responded to the motion for class certification. There has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the class. If the plaintiffs achieve nationwide class certification and are successful in their suit with respect to all third party fees, the potential liability could materially adversely affect the Company’s business. At the present time, the ultimate outcome of this matter and the amount of liability, if any, that may result is not determinable. Accordingly, no amounts have been accrued in the Company’s financial statements.

******

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

         Our revenues also include net gain (loss) on mortgage-related securities and derivatives, which reflect changes in the value of these instruments based on market conditions.

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

         Gain on Sale

         Typically, our gain on sale recorded for whole loan sales has been cash gain. In a transaction structured as a loan sale with retained interests, the majority of the gain on sale we have recorded is non-cash gain based on the fair value of the mortgage-related securities retained in the transaction. We have not structured a transaction as a loan sale with retained interests since January 2002. Typically, the gain on sale we have recorded on securitizations structured as a sale has also been the non-cash gain based on the fair values of the mortgage-related securities we retain. We have not recorded non-cash gain from a securitization structured as a sale since the first quarter of 2000.

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

         Gain on sale revenue is recorded at the time we sell loans or securitize loans in transactions structured as a sale, but not when we securitize loans in a transaction structured as a financing. Accordingly, our financial results are significantly impacted by the timing of our loan sales and the securitization structure we may elect to implement. If we hold a significant pool of loans at the end of a reporting period, those loans will remain on our balance sheet, along with the related debt used to fund the loans. The revenue that we generate from those loans will not be recorded until the subsequent reporting period when we sell the loans. If we elect to complete a securitization structured as a financing rather than a transaction that would generate gain on sale revenue, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise. Since we have completed three securitizations structured as financings since the third quarter of 2002, we do expect differences in our results of operations as compared to historical results. A number of factors influence the timing of our loan sales and our targeted disposition strategy, including the current market demand for our loans, the quality of the loans we originate, the sufficiency of our loan documentation, liquidity needs, and our strategic objectives. Our management has from time to time delayed the sale of loans to a later period, and may do so again in the future.

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

         For each of the six months ended June 30, 2002 and 2003, our cash premiums for whole loan sales, net of losses on related derivatives were 4.1%. We did not record any non-cash gain on sale for the six months ended June 30, 2003.

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

         Securitizations Structured as a Financing

         While we continue to generate the majority of our earnings and cash flows from whole loan sales, we intend to continue to complete some securitizations and other transactions in which we retain an interest in the mortgage loans that we have sold. These transactions will continue to be legally structured as sales, but for accounting purposes may be structured as a financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. This “portfolio-based” accounting more closely matches the recognition of income with the actual receipt of cash payments. Also, such securitization structures are consistent with our strategy to predominantly generate cash-based earnings rather than non-cash gain on sale revenue. We completed our first two securitizations structured as a financing in the third and fourth quarters of 2002 and completed our third securitization structured as a financing in the second quarter of 2003.

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

         When we structure securitizations as financings, we do not record any mortgage servicing rights, and since January 2002, we have not disposed of loans in a manner which requires the mortgage servicing rights to be recognized as a separate asset.

Provisions for Losses

         We have provided market valuation adjustments on certain nonperforming loans, other loans we hold for sale and real estate owned. These adjustments are based upon our estimate of expected losses, calculated using loss severity and loss frequency rate assumptions, and are based upon the value that we could reasonably expect to obtain from a sale, other than in a forced or liquidation sale. An allowance for losses on securitized loans is recorded in an amount sufficient to maintain adequate coverage for probable losses on such loans. The provision for losses also includes net losses on real estate owned. We also record a reserve for liabilities associated with loans sold, which we may be requested to repurchase due to breaches of representations and warranties and first payment defaults. We periodically evaluate the estimates used in calculating expected losses, and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change.

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

         The interest rate risk on the loans underlying our mortgage-related securities and on our securitized loans subject to portfolio-based accounting exists because some of these loans have fixed interest rates for a period of two or three years while the rate passed through to the investors in the mortgage-related securities and the holders of the securitization bonds is based upon an adjustable rate. We also have interest rate risk when the loans become adjustable after their two to three year fixed rate period. This is due to the loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds. Our use of derivatives is intended to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) on the mortgage-related securities and changes in the cash flows of our securitized loans subject to portfolio-based accounting due to changes in LIBOR rates.

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

         During 2002, we began using hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge our mortgage loans held for sale and securitized loans to reduce the volatility in revenues due to fluctuations in interest rates. We designate certain derivative financial instruments as hedge instruments under SFAS No. 133, and at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the effect of interest rate changes on the fair value of mortgage loans held for sale and securitized loans, we are using derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instrument and mortgage loans are recognized in the period in which the changes occur. We are currently establishing the necessary criteria to designate derivative option positions as derivative financial instruments as defined by SFAS No. 133. Until such criteria are met, realized and unrealized changes in fair value on the options will be recognized in the period in which the changes occur, with no offsetting entry for the hedged asset. Any change in the fair value of mortgage loans recognized as a result of hedge accounting is reversed at the time we sell the mortgage loans. This results in a correspondingly higher or lower gain on sale revenue at such time. Any change in the fair value of securitized loans is amortized over the fixed rate period of the loan on a level yield basis. This results in a corresponding adjustment to interest income. The net amount recorded in the consolidated statements of operations is referred to as hedge ineffectiveness. For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur or when such instruments are settled.

Results Of Operations

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2003

Revenues

         Total Revenues.  Total revenues increased 139.2% from $78.4 million for the six months ended June 30, 2002 to $187.4 million for the comparable period in 2003. This increase was due to increases in gain on sale of loans of $55.5 million, interest income of $51.1 million, and net gain on mortgage-related securities and derivatives of $2.5 million.

         Gain on Sale of Loans.  Total gain on sale of loans increased 109.6% from $50.6 million for the six months ended June 30, 2002 to $106.1 million for the comparable period in 2003.

         The components of the gain on sale of loans are illustrated in the following table:

	Six Months Ended June 30,
	2002	2003
	(in thousands)
Gain on whole loan sales	$58,723	$117,185
Gain on sale of loans with retained interests	1,423	—
Provision for premium recapture	(708)	(1,305)
Net loss on derivatives	(10,919)	(10,288)
Origination fees, net of costs	2,098	488

Gain on sale of loans	$50,617	$106,080

         Gain on whole loan sales increased 99.6% from $58.7 million for the six months ended June 30, 2002 to $117.2 million for the comparable period in 2003 due to higher sales volume in 2003. Total whole loan sales increased 84.6% from $1.4 billion for the six months ended June 30, 2002 to $2.6 billion for the for the comparable period in 2003. This increase was due to an increase in loan originations of 99.1% from $1.7 billion for the six months ended June 30, 2002 to $3.4 billion in the comparable period of 2003, partially offset by holding $94.6 million of mortgage loans at June 30, 2003 for future securitizations. The average whole loan sales premium remained consistent at 4.1% for the six months ended June 30, 2002 and the comparable period in 2003. Our top ten loan purchasers during the six months ended June 30, 2003, were as follows in descending order: Household Mortgage Services, Bank of America, N.A., Morgan Stanley Mortgage Capital Inc., DLJ Mortgage Capital, Inc. (CSFB), Countrywide Home Loans, Inc., Goldman Sachs, CIT Group, Salomon Brothers, Chase Manhattan, and Residential Funding Corporation.

         Gain on sale of loans with retained interests decreased from $1.4 million for the six months ended June 30, 2002 to zero for the comparable period in 2003. We generated gain on sale of loans with retained interests pursuant to contractual commitments that we fulfilled in the first quarter of 2002. We have no current commitments to complete transactions that would result in non-cash gain on sale.

         Provision for premium recapture represents our estimate of the potential refunds of premium received on loan sales during the period based upon our historical experience. Provision for premium recapture increased 83.9% from $708,000 for the six months ended June 30, 2002 to $1.3 million for the comparable period in 2003. This increase results from the increase in whole loan sales of 84.6% from $1.4 billion for the six months ended June 30, 2002 to $2.6 billion for the comparable period in 2003.

         Net loss on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage our interest rate risk associated with our mortgage loans held for sale from the time of funding commitment to sale commitment. We enter into these transactions to offset fluctuations in interest rates that affect our premiums earned on the sale of these loans. The net loss on derivatives decreased 6.1% from a $10.9 million loss for the six months ended June 30, 2002 to a $10.3 million loss for the comparable period in 2003.

         Origination fees received, net of direct loan origination costs incurred, on mortgage loans held for sale are deferred and recognized in the consolidated statements of operations when the related loans are sold. The origination fees, net of costs, decreased 76.7% from $2.1 million for the six months ended June 30, 2002 to $488,000 for the comparable period in 2003 due to the decrease in origination fees, net of broker fees paid, per loan originated for the six months ended June 30, 2003 as compared to the comparable period in 2002. The total gross origination fees received, net of broker fees paid, was $11.2 million and $16.3 million for the six months ended June 30, 2002 and 2003, respectively.

         Interest Income. Interest income represents the interest earned on our mortgage loans held for sale during the period prior to their sale or securitization, interest earned on securitized loans subject to portfolio-based accounting and, to a lesser extent, interest accreted on our mortgage-related securities. We do not accrue interest for mortgage loans that are 90 days or more delinquent. Interest income increased 237.7% from $21.5 million for the six months ended June 30, 2002 to $72.6 million for the comparable period in 2003. The increase in interest income was due to an increase in the average inventory of loans held for sale and securitized loans from $531.4 million during the six months ended June 30, 2002 to $2.0 billion during the comparable period in 2003. Our average inventory of mortgage loans increased as we increased loan production volume and intentionally extended the holding period, which was partially offset by a decrease in weighted average interest rate on the inventory of mortgage loans. In addition, we completed three securitizations of $1.1 billion of mortgage loans since June of 2002 that are accounted for as financings. Interest income of $28.0 million was recognized on the securitized loans for the six months ended June 30, 2003. In the future, to the extent we continue to complete these types of securitizations, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise.

         Loan Servicing Income. Loan servicing income represents all contractual and ancillary servicing revenue for loans we service for others, net of subservicing costs, certain of our own servicing costs and amortization of mortgage servicing rights. Subservicing costs are the amounts we pay to others to service loans on our behalf. Loan servicing income was $4.2 million for the six months ended June 30, 2002, compared to $3.8 million for the comparable period in 2003.

         Net Gain (Loss) on Mortgage-Related Securities and Derivatives. Net gain on mortgage-related securities and derivatives increased 129.2% from $1.9 million for the six months ended June 30, 2002 to $4.4 million for the comparable period in 2003.

         Net gain (loss) on mortgage-related securities increased 17.4% from a $4.4 million gain for the six months ended June 30, 2002 to a $5.1 million gain for the comparable period in 2003. The increase results from declining LIBOR rates throughout the period. When LIBOR rates decline, the value of our mortgage-related securities increases because interest rates on some loans underlying the mortgage-related securities are fixed for the first two to three years of the loan, while the amount payable on related senior interest decreases with LIBOR, thereby increasing the net interest income we expect to receive from the mortgage-related securities.

         Net gain (loss) on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage the interest rate risk associated with our mortgage-related securities. The risk arises because the cash we receive from our mortgage-related securities is dependent on the difference between the interest rates on the underlying loans and the yield payable to the senior security holders, or payable to the purchaser of the loans in the case of a sale with retained interests. The majority of the loans underlying our mortgage-related securities have interest rates which are fixed for the first two or three years, while the related yield payable to the senior interests or purchaser changes monthly based upon short-term LIBOR. Net loss on derivatives decreased 70.3% from $2.4 million for the six months ended June 30, 2002, to $725,000 for the comparable period in 2003 due to a slower rate of decline in LIBOR rates during the six months ended June 30, 2003 as compared to the comparable period in 2002. In addition, the volume of derivatives outstanding decreased from June 30, 2003 as compared to June 30, 2002 as our exposure to interest rate risk has declined.

Expenses

         Total Expenses. Total expenses increased 104.2% from $58.6 million for the six months ended June 30, 2002 to $119.7 million for the comparable period in 2003. The increase was the result of higher salaries, wages, and benefits expense, an increase in interest expense of $18.3 million, an increase in the provision for losses of $11.6 million and increases in other variable operating expenses associated with growth in loan volume and in the number of employees.

         Salaries, Wages and Benefits. Salaries, wages and benefits increased 62.9% from $31.2 million for the six months ended June 30, 2002 to $50.8 million for the comparable period in 2003. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. The total number of employees increased by 55.3% from 1,068 at June 30, 2002 to 1,659 at June 30, 2003. The total commission and bonus expenses increased 89.5% from $15.2 million for the six months ended June 30, 2002 to $28.8 million for the comparable period in 2003.

         Interest Expense. Interest expense represents the interest incurred on all outstanding debt and securitization bond financing, as well as other costs associated with accessing our credit facilities. Interest expense increased 208.7% from $8.8 million for the six months ended June 30, 2002, to $27.0 million for the comparable period in 2003. Our average outstanding borrowings, excluding securitization bond financing, increased from $535.7 million to $1.1 billion consistent with the increase in the average inventory of loans held for sale; however our average borrowing rate, excluding securitization bond financing, decreased from 3.2% for the six months ended June 30, 2002, to 2.6% for the comparable period in 2003. For the six months ended June 30, 2003, interest expense of $11.3 million was recognized on the securitization bond financing, which has been outstanding since the second half of 2002. As we increase the number of loans we securitize in transactions structured as financings, our related bond debt will increase, which will result in an increase in our interest expense.

         Occupancy. Occupancy expense increased 60.4% from $3.0 million for the six months ended June 30, 2002 to $4.9 million for the comparable period in 2003. The increase resulted from growth in the total number of office sites leased from 30 at June 30, 2002 to 40 at June 30, 2003 due to our penetration in new geographic markets, as well as an increase in square footage in some existing sites.

         Provision for Losses. Provision for losses increased 244.0% from $4.8 million for the six months ended June 30, 2002 to $16.4 million for the comparable period in 2003 due to an increase in our provision for market reserve on loans of $6.0 million, an increase in our provision for reserve for repurchases of $407,000 and an increase in the allowance for losses on securitized loans of $5.8 million. The increases in our market reserve on loans and the allowance for losses on securitized loans resulted from an increase in our mortgage loans held for sale and securitized loan balances of $1.7 billion, an increase in our nonperforming loan portfolio and higher loss frequency rate assumptions at June 30, 2003 as compared to June 30, 2002. These increases were partially offset by decreases in our provision for reserve for real estate owned of $904,000 that result from foreclosures and sales of our real estate owned. We review the adequacy of each reserve or allowance on an individual basis.

         General and Administrative. General and administrative expenses increased 90.1% from $9.8 million for the six months ended June 30, 2002 to $18.6 million for the comparable period in 2003. This increase resulted from an increase in loan origination volume and an increase in the number of employees as compared to 2002. Loan originations increased 99.1% from $1.7 billion for the six months ended June 30, 2002 to $3.4 billion in the comparable period of 2003. Additionally, the total number of employees increased by 55.3% from 1,068 at June 30, 2002 to 1,659 at June 30, 2003.

         Income Taxes. Income taxes increased 242.9% from $7.9 million for the six months ended June 30, 2002 to $27.1 million for the comparable period in 2003. This increase was a result of a 243.2% increase in income before taxes from the six months ended June 30, 2002 to the comparable period in 2003 The two major components of our effective tax rate are the federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. As our operations and profits have expanded in various states, it has created changes in our effective tax rate depending upon each particular state’s tax structure and rate.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2003

Revenues

         Total Revenues. Total revenues increased 164.9% from $40.9 million for the three months ended June 30, 2002 to $108.2 million for the comparable period in 2003. This increase was due to increases in gain on sale of loans of $38.9 million, interest income of $27.4 million, and net gain on mortgage-related securities and derivatives of $1.3 million.

         Gain on Sale of Loans. Total gain on sale of loans increased 162.4% from $24.0 million for the three months ended June 30, 2002 to $62.9 million for the comparable period in 2003.

         The components of the gain on sale of loans are illustrated in the following table:

	Three Months Ended June 30,
	2002	2003
	(in thousands)
Gain on whole loan sales	$33,984	$73,300
Provision for premium recapture	(385)	(775)
Net loss on derivatives	(10,780)	(8,954)
Origination fees, net of costs	1,155	(662)

Gain on sale of loans	$23,974	$62,909

         Gain on whole loan sales increased 115.7% from $34.0 million for the three months ended June 30, 2002 to $73.3 million for the comparable period in 2003 due to higher sales volume in 2003 and an increase in the average whole loan sale premium for these same periods. Total whole loan sales increased 101.5% from $778.1 million for the three months ended June 30, 2002 to $1.6 billion for the comparable period in 2003. This increase was due to an increase in loan originations of 98.7% from $963.5 million for the three months ended June 30, 2002 to $1.9 billion in the comparable period of 2003, partially offset by holding $94.6 million of mortgage loans at June 30, 2003 for future securitizations. The average whole loan sales premium increased from 3.0% for the three months ended June 30, 2002 to 4.1% for the comparable period in 2003. Our top ten loan purchasers during the three months ended June 30, 2003 were as follows in descending order: Household Mortgage Services, Morgan Stanley Mortgage Capital Inc., DLJ Mortgage Capital, Inc. (CSFB), Goldman Sachs, CIT Group, Salomon Brothers, Chase Manhattan, Countrywide Home Loans, Inc., Saxon Mortgage, Inc., and Residential Funding Corporation.

         Provision for premium recapture was $385,000 for the three months ended June 30, 2002, as compared to $775,000 for the comparable period in 2003.

         The net loss on derivatives decreased 16.9% from $10.8 million for the three months ended June 30, 2002 to $9.0 million for the comparable period in 2003. This decrease was due to a slower rate of decline in LIBOR rates during the three months ended June 30, 2003 as compared to the comparable period in 2002. During August 2002, we began using hedge accounting under SFAS No. 133 for certain derivative financial instruments used to hedge our mortgage loans held for sale.

         The origination fees, net of costs, decreased from $1.2 million for the three months ended June 30, 2002 to ($662,000) for the comparable period in 2003 due to the decrease in origination fees, net of broker fees paid, per loan originated for the three months ended June 30, 2003 as compared to the comparable period in 2002. The change from recognition of revenue to expense results from an increase in broker fees paid and slightly higher origination costs per loan. The total gross origination fees received increased 94.6% from $11.0 million for the three months ended June 30, 2002 to $21.5 million for the comparable period in 2003, while the broker fees paid increased 153.1% from $4.2 million for the three months ended June 30, 2002 to $10.7 million for the comparable period in 2003.

         Interest Income. Interest income increased 211.4% from $12.9 million for the three months ended June 30, 2002 to $40.3 million for the comparable period in 2003. The increase in interest income was due to an increase in the average inventory of loans held for sale and securitized loans from $624.4 million during the three months ended June 30, 2002 to $2.2 billion during the comparable period in 2003. Our average inventory of mortgage loans increased as we increased loan production volume and intentionally extended the holding period, which was partially offset by a decrease in weighted average interest rate on the inventory of mortgage loans. In addition, we completed three securitizations of $1.1 billion of mortgage loans since June of 2002 that are accounted for as financings. Interest income of $15.6 million was recognized on the securitized loans for the three months ended June 30, 2003. In the future, to the extent we continue to complete these types of securitizations, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise.

         Loan Servicing Income. Loan servicing income decreased 12.4% from $2.2 million for the three months ended June 30, 2002, compared to $1.9 million for the comparable period in 2003.

         Net Gain (Loss) on Mortgage-Related Securities and Derivatives. Net gain on mortgage-related securities and derivatives increased 74.1% from $1.7 million for the three months ended June 30, 2002 to $3.0 million for the comparable period in 2003.

         Net gain on mortgage-related securities decreased 26.1% from $4.6 million for the three months ended June 30, 2002 to $3.4 million for the comparable period in 2003. The decrease results from a slower rate of decline in LIBOR rates during the three months ended June 30, 2003 as compared to the comparable period in 2002. When LIBOR rates decline, the value of our mortgage-related securities increases because interest rates on some loans underlying the mortgage-related securities are fixed for the first two to three years of the loan, while the amount payable on related senior interest decreases with LIBOR, thereby increasing the net interest income we expect to receive from the mortgage-related securities.

         Net loss on derivatives decreased 86.4% from $2.9 million for the three months ended June 30, 2002 to $389,000 for the comparable period in 2003 due to a slower rate of decline in LIBOR rates during the three months ended June 30, 2003 as compared to the comparable period in 2002. In addition, the volume of derivatives outstanding decreased from June 30, 2003 as compared to June 30, 2002 as our exposure to interest rate risk has declined.

Expenses

         Total Expenses. Total expenses increased 115.5% from $30.3 million for the three months ended June 30, 2002 to $65.3 million for the comparable period in 2003. The increase was the result of higher salaries, wages, and benefits expense, an increase in interest expense of $9.8 million, an increase in the provision for losses of $8.6 million and increases in other variable operating expenses associated with growth in loan volume and in the number of employees.

         Salaries, Wages and Benefits. Salaries, wages and benefits increased 60.6% from $16.8 million for the three months ended June 30, 2002 to $26.9 million for the comparable period in 2003. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. The total number of employees increased by 55.3% from 1,068 at June 30, 2002 to 1,659 at June 30, 2003. The total commission and bonus expenses increased 85.2% from $8.8 million for the three months ended June 30, 2002 to $16.3 million for the comparable period in 2003.

         Interest Expense. Interest expense increased 193.9% from $5.1 million for the three months ended June 30, 2002, to $14.8 million for the comparable period in 2003. Our average outstanding borrowings, excluding securitization bond financing, increased from $653.8 million to $1.2 billion consistent with the increase in the average inventory of loans held for sale; however our average borrowing rate, excluding securitization bond financing, decreased from 3.1% for the three months ended June 30, 2002, to 2.6% for the comparable period in 2003. For the three months ended June 30, 2003, interest expense of $6.2 million was recognized on the securitization bond financing, which has been outstanding since the second half of 2002. As we increase the number of loans we securitize in transactions structured as financings, our related bond debt will increase, which will result in an increase in our interest expense.

         Occupancy. Occupancy expense increased 60.3% from $1.6 million for the three months ended June 30, 2002 to $2.5 million for the comparable period in 2003. The increase resulted from growth in the total number of office sites leased from 30 at June 30, 2002 to 40 at June 30, 2003 due to our penetration in new geographic markets, as well as an increase in square footage in some existing sites.

         Provision for Losses. Provision for losses increased 673.6% from $1.3 million for the three months ended June 30, 2002 to $9.9 million for the comparable period in 2003 due to an increase in our provision for market reserve on loans of $2.6 million, an increase in the allowance for losses on securitized loans of $4.0 million, an increase in our provision for reserve for repurchases of $2.0 million and an increase in our provision for reserve for real estate owned of $1.3 million resulting from timing differences in the receipt of requests for repurchases from our investors, and foreclosures and sales of our real estate owned. The increases in our market reserve on loans and the allowance for losses on securitized loans resulted from an increase in our mortgage loans held for sale and securitized loan balances of $1.7 billion, an increase in our nonperforming loan portfolio and higher loss frequency rate assumptions at June 30, 2003 as compared to June 30, 2002. We review the adequacy of each reserve or allowance on an individual basis.

         General and Administrative. General and administrative expenses increased 101.8% from $5.0 million for the three months ended June 30, 2002 to $10.2 million for the comparable period in 2003. This increase resulted from an increase in loan origination volume and an increase in the number of employees as compared to 2002. Loan originations increased 98.7% from $963.5 million for the three months ended June 30, 2002 to $1.9 billion in the comparable period of 2003. Additionally, the total number of employees increased by 55.3% from 1,068 at June 30, 2002 to 1,659 at June 30, 2003.

         Income Taxes. Income taxes increased 305.1% from $4.2 million for the three months ended June 30, 2002 to $17.2 million for the comparable period in 2003. This increase was a result of a 306.4% increase in income before taxes from the three months ended June 30, 2002 to the comparable period in 2003. The two major components of our effective tax rate are the federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. As our operations and profits have expanded in various states, it has created changes in our effective tax rate depending upon each particular state’s tax structure and rate.

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

         Our liquidity strategy is to maintain sufficient and diversified warehouse credit facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to maintain the ability to execute our own securitizations. This provides us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate. At June 30, 2003, our leverage ratio (defined as total liabilities divided by our stockholders' equity) was approximately 16.1:1. While we previously announced that we intended to target a leverage ratio of approximately 14:1 by the end of the first quarter 2004, we have continued to evaluate the appropriateness of higher targets on an ongoing basis. Because we seek to build our sources of future earnings through portfolio growth, we now intend to maintain our debt to equity ratio generally in a range at or near its current level and will continue to monitor it on a regular basis in the future. We use our various warehouse credit facilities to finance the actual funding of our loan originations. We then sell or, to a lesser extent, securitize our mortgage loans within two or three months of origination and pay down the warehouse credit facilities with the proceeds. At June 30, 2003, we had voluntary warehouse line paydowns of $35.3 million that increased our warehouse line availability by a corresponding amount. The majority of our current warehouse credit facilities are committed lines, which means that the lender is obligated to fund up to the committed amount subject to our meeting various financial and other covenants. Certain of our warehouse lines are, and in the future may be, uncommitted, which means that the lender may fund the uncommitted amount at its discretion. The majority of our current warehouse credit facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documents. Our warehouse facilities generally have a one year term.

         Except as otherwise noted below, all of our warehouse credit facilities accrue interest at a rate based upon one-month LIBOR plus a specified spread and as of July 25, 2003 have other material terms and features as follows:

Warehouse Lender	Committed Amount	Uncommitted Amount	Total Facility Amount	Portion Available for Wet Funding	Expiration Date
Lehman Brothers Bank, FSB and Affiliate	$400,000,000	$—	$400,000,000	$90,000,000	January 31, 2004
Residential Funding Corporation	$125,000,000	$75,000,000	$200,000,000	$80,000,000	September 15, 2003
Morgan Stanley Mortgage Capital Inc.	$400,000,000	$—	$400,000,000	$50,000,000	May 1, 2004
Household Commercial Financial Services, Inc.	$40,000,000	$—	$40,000,000	$40,000,000	July 31, 2004
CDC Mortgage Capital, Inc.	$225,000,000	$100,000,000	$325,000,000	$130,000,000	September 23, 2003
Credit Suisse First Boston Mortgage Capital LLC	$150,000,000	$150,000,000	$300,000,000	$60,000,000	September 19, 2003
Goldman Sachs Mortgage Company	$200,000,000	$—	$200,000,000	$50,000,000	April 21, 2004

Total	$1,540,000,000	$325,000,000	$1,865,000,000	$500,000,000

         In addition to the facilities listed above, we are in discussions to add an additional warehouse credit facility and expand our existing facilities, which will bring our total financing capacity to approximately $2.0 billion.

         Lehman Brothers Bank, FSB, and Affiliate.  Our relationship with Lehman Brothers Bank, FSB and affiliate began in 1997. The financing under this facility includes a $15.0 million sublimit for certain non-performing loans and REO. At December 31, 2002 and June 30, 2003, the outstanding balance under this facility was $220.1 million and $269.4 million, respectively.

         Residential Funding Corporation.  Our relationship with Residential Funding Corporation began in 1999. The financing for performing mortgage loans under this facility includes a $7.0 million sublimit for eligible mortgage loans aged more than 90 days. At December 31, 2002 and June 30, 2003, the outstanding balance under the performing facility was $146.9 million and $186.6 million, respectively. Subject to certain conditions, we can also borrow up to $4.5 million, collateralized by certain performing loans (to the extent the lender’s valuation of such loans exceeds specified levels). At December 31, 2002 and June 30, 2003, there was no outstanding balance under this credit line.

         Our relationship with Residential Funding Corporation also includes the following credit lines, all of which expire at September 15, 2003 (except as otherwise noted).

•	An $8.0 million credit line for certain non-performing loans and real estate owned or REO (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure). At December 31, 2002 and June 30, 2003, there was no outstanding balance under this credit line.

•	A $40 million residual interest credit line for mortgage-related securities. An advance under this facility is payable in 36 equal monthly installments following the advance date. At December 31, 2002 and June 30, 2003, the outstanding balance under this facility was $6.8 million and zero, respectively.

         Morgan Stanley Mortgage Capital Inc.  Our relationship with Morgan Stanley Mortgage Capital Inc. began in 2001. This facility includes financing for eligible mortgage loans aged more than 90 days, subject to a sublimit equal to 10% of the value of all loans financed under the facility. This facility also provides financing for certain non-performing loans, subject to specified sublimits. At December 31, 2002 and June 30, 2003, the outstanding balance under this facility was $267.1 million and $254.6 million, respectively.

         Household Commercial Financial Services, Inc.  Our relationship with Household Commercial Financial Services, Inc. began in 2001. The financing for performing mortgage loans under this facility accrues interest based upon prime rate. At December 31, 2002 and June 30, 2003, the outstanding balance under this facility was $7.5 million and $10.4 million, respectively.

         CDC Mortgage Capital, Inc.  Our relationship with CDC Mortgage Capital, Inc. began in April 2002. This facility includes financing for aged or delinquent loans, subject to specified sublimits. At December 31, 2002 and June 30, 2003, the outstanding balance under this facility was $198.1 million and $248.7 million, respectively.

         Credit Suisse First Boston Mortgage Captial LLC.  Our relationship with Credit Suisse First Boston Mortgage Capital LLC. began in September 2002. This facility includes financing for aged and delinquent loans, subject to specified sublimits. At December 31, 2002 and June 30, 2003, the outstanding balance under this facility was $115.8 million and $257.3 million, respectively.

              Goldman Sachs Mortgage Company.  Our relationship with Goldman Sachs Mortgage Company began in April 2003. This facility includes financing for aged and delinquent loans, subject to specified sublimits. At June 30, 2003, the outstanding balance under this facility was $104.8 million.

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

Contractual Obligations

         The following table summarizes our contractual obligations at June 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Securitization bond financing	$979,925	$90,459	$519,450	$264,770	$105,246
Warehouse and residual interest credit facilities	1,331,839	1,331,839	—	—	—
Capital lease obligations	83	55	28	—	—
Operating lease obligations	10,058	1,742	6,298	1,993	25
Purchase obligations	—	—	—	—	—
Other long-term liability reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$2,321,905	$1,424,095	$525,776	$266,763	$105,271

Off-Balance Sheet Financing Arrangements

         We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our borrowers. These financial instruments primarily represent commitments to individual borrowers to fund their loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the statement of financial position. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various terms and conditions. These commitments totaled $136.2 million and $178.7 million as of December 31, 2002 and June 30, 2003, respectively.

         We periodically enter into commitments to sell loans, which commitments generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee. Loan sale commitments totaled $319.5 million and $984.8 million at December 31, 2002 and June 30, 2003, respectively.

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

         On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Management is currently evaluating the impact of this new rule on the financial statements and does not expect the adoption of this pronouncement will have a material impact on its results of operations or financial condition.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. For nonpublic companies, mandatory redeemable financial instruments are subject to the provisions of this statement for the first fiscal period beginning after December 31, 2003. The adoption of SFAS No. 150 is not expected to have a significant impact on the Company’s financial position, cash flows or results of operations.

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

         We are in the business of originating, selling and, to a lesser extent, securitizing and servicing subprime mortgage loans. Subprime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them until we sell them and we continue to bear the risk of delinquency and default after we securitize loans or sell loans with a retained interest. Loans that become delinquent prior to sale or securitization may become unsaleable or saleable only at a discount, and the longer we hold loans prior to sale or securitization, the greater the chance that the loans may become delinquent before we have the opportunity to dispose of them. Factors that may increase the time held prior to sale or securitization include the time required to accumulate loans for securitizations or sales of large pools of loans, the amount and timing of third-party due diligence in connection with sales or securitizations, and defects in the loans.

         We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if a loan becomes more than 30 days delinquent for the first payment due on the loan, or in any sale or securitization if the loan materially violates our representations or warranties. At June 30, 2003, mortgage loans held for sale included approximately $13.3 million of loans repurchased. Our total provision for losses was $16.4 million for the six months ended June 30, 2003. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

         We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate (including loans in foreclosure and converted into real estate owned) for our servicing portfolio was 2.2% at June 30, 2003.

Any substantial economic slowdown could increase delinquencies, defaults and foreclosures and reduce our ability to originate loans.

         Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit, decreased real estate values, and an increased rate of delinquencies, defaults and foreclosures. Any material decline in real estate values would increase the loan-to-value ratios (“LTVs”) on loans that we hold pending sale and loans in which we have a residual or retained interest, weaken our collateral coverage and increase the possibility and severity of a loss if a borrower defaults. We originate loans to borrowers who make little or no down payment, resulting in higher LTVs. A lack of equity in the home may reduce the incentive a borrower has to meet his payment obligations during periods of financial hardship, which might result in higher delinquencies, defaults and foreclosures. These factors would reduce our ability to originate loans and increase our losses on loans in which we have a residual or retained interest. In addition, loans we originate during an economic slowdown may not be as valuable to us because potential purchasers of our loans might reduce the premiums they pay for the loans to compensate for any increased risks arising during such periods. Any sustained increase in delinquencies, defaults or foreclosures is likely to significantly harm the pricing of our future loan sales and securitizations and also our ability to finance our loan originations.

Our business may be significantly harmed by a slowdown in the economy of California, where we conduct a significant amount of business.

         Since inception, a significant portion of the mortgage loans we have originated, purchased or serviced has been secured by property in California. For the six months ended June 30, 2003, approximately 35% of the unpaid principal balance of the loans we originated were collateralized by properties located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

We face intense competition that could adversely impact our market share and our revenues.

         We face intense competition from finance and mortgage banking companies, Internet-based lending companies where entry barriers are relatively low, and from traditional bank and thrift lenders that have entered the subprime mortgage industry. As we seek to expand our business further, we will face a significant number of additional competitors, many of whom will be well established in the markets we seek to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do, and have far greater financial and other resources than us.

         The government-sponsored entities Fannie Mae and Freddie Mac are also expanding their participation in the subprime mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are willing to offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, including subprime loans, they do have the authority to buy loans. A material expansion of their involvement in the market to purchase subprime loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such experience could adversely affect the overall investor perception of the subprime mortgage industry.

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

         Competition in the industry can take many forms, including interest rates and costs of a loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the subprime mortgage industry. Price competition could cause us to lower the interest rates that we charge borrowers, which could lower the value of our loans. If our competitors adopt less stringent underwriting standards, we will be pressured to do so as well, which would result in greater loan risk without compensating pricing. If we do not relax underwriting standards in response to our competitors, we may lose market share. Any increase in these pricing and underwriting pressures could reduce the volume of our loan originations and sales and significantly harm our business, financial condition, liquidity and results of operations.

An increase in interest rates could result in a reduction in our loan origination volumes, an increase in delinquency, default and foreclosure rates and a reduction in the value of and income from our loans.

         The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult.

•	Existing borrowers with adjustable-rate mortgages may incur higher monthly payments as the interest rate increases, which may lead to higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a loan, the value that we receive upon the sale or securitization of the loan decreases.

•	The cost of financing our mortgage loans prior to sale or securitization is based primarily upon LIBOR. The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first two or three years. If LIBOR increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 2.2% for the six months ended June 30, 2003.

•	When we securitize loans or sell loans with retained interests, the value of and the income we receive from the securitized loans subject to portfolio-based accounting and the mortgage-related securities we retain are also based on LIBOR to the extent the underlying loans have an adjustable interest rate. This is because the income we receive from these mortgage loans and mortgage-related securities is based on the difference between the fixed rates payable on the loans for the first two or three years, and an adjustable LIBOR-based yield payable to the senior security holders or loan purchasers. We also have interest rate risk when the loans become adjustable after their two to three year fixed rate period. This is due to the loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds.

         Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

         We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of loans held for sale, securitized loans subject to portfolio-based accounting and mortgage-related securities, as reflected in the Interest Rate Simulation Sensitivity Analysis in the section entitled “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will not have offsetting gains or losses in loan values after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed transactions, or inaccurate assumptions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. See “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Newly Issued Accounting Pronouncements” and “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.”

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

         As of June 30, 2003, we financed substantially all of our loans through seven separate warehouse credit facilities. Each of these facilities is cancelable by the lender for cause at any time and at least one is cancelable at any time without cause. These facilities generally have a renewable, one-year term. Because these are short-term commitments of capital, the lenders may respond to market conditions which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, if we default on our covenants or are otherwise unable to access funds under any of these facilities, or if the lenders do not honor their commitments for any reason, we will have to curtail our loan origination activities. This would result in decreased revenues and profits from loan sales.

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

         The covenants and restrictions in our warehouse credit facilities may restrict our ability to, among other things:

•	incur additional debt;	•	finance loans with certain attributes;

•	make certain investments or acquisitions;	•	reduce liquidity below certain levels; and

•	repurchase or redeem capital stock;	•	hold loans for longer than established time periods.

•	engage in mergers or consolidations;

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

         In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 1998, we had approximately 340 employees and by June 30, 2003, we had 1,659 employees. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

         We depend upon our wholesale account executives and retail loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers and others. We believe that these relationships lead to repeat and referral business. The market for skilled executive officers, account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. Because of the difficulty in retaining qualified management personnel, we currently recruit college graduates to participate in our management trainee program. If we are unable to retain those trainees for a sufficient period following their training, we may be unable to recapture our costs of training and recruitment. In addition, if a manager leaves our company, there is an increased likelihood that other members of his or her team will follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives at manageable costs, we will be unable to continue to originate quality mortgage loans that we are able to sell for a profit, which will reduce our revenues.

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

         When we originate mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information, and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation. Even though we may have rights against persons and entities who made or knew about the misrepresentation, such persons and entities are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered from them.

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

         We are subject to losses due to fraudulent and negligent acts in other parts of our operations. For instance, during 2001, we discovered that an employee had misappropriated funds from us in concert with third parties, resulting in an overstatement of losses on real estate owned, which are included in the provision for losses in our consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001. We have estimated that approximately $800,000 was misappropriated from us during that period. We have filed an insurance claim to recover the misappropriated funds. During 2002, we recovered $340,000 of the loss from our insurance claim, which is included in other income in the consolidated statements of operations. During the first half of 2003, we recovered an additional $359,000 of the loss from our insurance claim. Our ability to recover the remaining losses is uncertain, and accordingly, no amounts have been accrued for any potential recoveries.

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

         A loan that does not comply with these representations and warranties may take longer to sell, be unsaleable or saleable only at a discount and, if such a loan is sold before we detect a non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any such losses. We believe that we have qualified personnel at all levels and have established controls to ensure that all loans are originated to the market’s requirements, but we cannot assure you that we will not make mistakes, or that certain employees will not deliberately violate our lending policies. We seek to minimize losses from defective loans by correcting flaws if possible and selling or re-selling such loans. We also create allowances to provide for defective loans in our financial statements. We cannot assure you, however, that losses associated with defective loans will not harm our results of operations or financial condition.

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

         Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the securitized loans we serviced during the six months ended June 30, 2003, 24.3% (annualized) were prepaid. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

We are exposed to environmental liabilities, with respect to properties that we take title to upon a foreclosure, that could increase our costs of doing business and harm our results of operations.

         In the course of our servicing activities, we may foreclose and take title to residential properties and become subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. Moreover, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based upon damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations would be significantly harmed.

Statutory and Regulatory Risks

The nationwide scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

         Because we originate mortgage loans in all 50 states and in the District of Columbia, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years and, in addition, individual cities and counties have begun to enact laws that restrict subprime loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

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

         The mortgage brokers from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. Recently, for example, the United States Federal Trade Commission (“FTC”) entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender. The FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a subprime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

We are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, and we may be unable to compete effectively with financial institutions that are exempt from such restrictions.

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

         Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and we have relied on the federal Alternative Mortgage Transactions Parity Act (the “Parity Act”) and related rules issued in the past by the Office of Thrift Supervision (the “OTS”) to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption which federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS released a new rule that , as of its effective date, reduced the scope of the Parity Act preemption preventing us from relying on the Parity Act to preempt state restrictions on prepayment penalties. The effective date of the new rule, originally January 1, 2003, was extended by the OTS until July 1, 2003 in response to concerns from interested parties about the burdens associated with compliance. The elimination of this federal preemption requires us to comply with state restrictions on prepayment penalties. This may place us at a competitive disadvantage relative to financial institutions that continue to enjoy federal preemption of such state restrictions because such institutions are able to charge prepayment penalties without regard to state restrictions and thereby may be able to offer loans with interest rate and loan fee structures that are more attractive than we are able to offer.

         In addition, on April 24, 2003, a New Jersey state appellate court relied on the new OTS rule to find that the Parity Act does not preempt New Jersey state law restrictions on prepayment penalties. This ruling is contrary to previous published court opinions which have upheld such preemption under the Parity Act, including a May 8, 2000 decision by the United State District Court in New Jersey which upheld such preemption with respect to New Jersey state law. Nonetheless, if the New Jersey state court’s decision were followed by other courts, it might call into question the validity of prepayment penalty provisions under which we have previously collected prepayment penalties and which we continued to include in our loans’ documentation prior to July 1, 2003 on the basis of the Parity Act exemption.

The increasing number of federal, state and local “anti-predatory lending” laws may restrict our ability to originate or increase our risk of liability with respect to certain mortgage loans and could increase our cost of doing business.

         In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration that are intended to eliminate so-called “predatory” lending practices. These laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate (“APR”) exceeds specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of or participated in the violation.

        It is against our policy to engage in predatory lending practices, and we have generally avoided, and will continue to avoid, originating loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations, because the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for subprime loans, making it difficult to fund, sell or securitize any of our loans. If we decide to relax our restrictions on loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could significantly harm our business, financial condition, liquidity and results of operations.

Risks Related to Our Capital Structure

The market price of our common stock could be volatile.

         The market price for our common stock may fluctuate substantially due to a number of factors, including:

•	the issuance of new equity securities pursuant to a future offering;

•	changes in interest rates;

•	competitive developments, including announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	changes in financial estimates and forecasts published by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the mortgage industry generally (including the subprime and nonconforming mortgage industry); and

•	general economic and other national conditions.

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

         In addition, our certificate of incorporation authorizes the board of directors to issue up to 5,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock are outstanding and we have no present plans for the issuance of any preferred stock. The issuance of any preferred stock, however, could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could delay, discourage, prevent or make it more difficult or costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

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

         As part of our interest rate management process, we may use derivative financial instruments such as financial futures and options, interest rate swaps and financial forwards. We designate certain derivative financial instruments used to hedge our mortgage loans held for sale and securitized loans subject to portfolio-based accounting as hedge instruments under SFAS No. 133. At trade date, these instruments and their hedge relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains a highly effective correlation in the hedge relationship. Since our concern with interest rates is the potential change in fair market value of the loans, we treat these as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and mortgage loans are recognized in the consolidated statements of operations in the period in which the changes occur. The net amount recorded in the consolidated statements of operations is referred to as hedge ineffectiveness.

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

As of June 30, 2003:

	+50 bp	+100 bp	-50 bp	-100 bp
Change in fair value of mortgage loans committed and held for sale	$(10,813,741)	$(21,422,939)	$11,024,839	$22,267,947
Change in fair value of derivatives related to mortgage loans committed and held for sale	8,911,250	17,822,500	(8,911,250)	(17,822,500)
Change in fair value of mortgage-related securities and securitized loans subject to portfolio-based accounting	(6,656,476)	(13,118,581)	6,834,615	13,854,330
Change in fair value of derivatives related to mortgage-related securities and securitized loans subject to portfolio-based accounting	5,015,657	10,241,265	(4,814,763)	(9,481,740)

Net change	$(3,543,310)	$(6,477,755)	$4,133,441	$8,818,037

As of December 31, 2002:

	+50 bp	+100 bp	-50 bp	-100 bp

Change in fair value of mortgage loans committed and held for sale	$(8,200,836)	$(16,249,703)	$8,357,680	$16,877,323
Change in fair value of derivatives related to mortgage loans committed and held for sale	5,825,000	11,650,000	(5,825,000)	(11,650,000)
Change in fair value of mortgage-related securities and securitized loans subject to portfolio-based accounting	(6,321,095)	(12,469,774)	6,505,369	13,212,402
Change in fair value of derivatives related to mortgage-related securities and securitized loans subject to portfolio-based accounting	3,860,383	7,761,212	(3,793,863)	(7,592,968)

Net change	$(4,836,548)	$(9,308,265)	$5,244,186	$10,846,757

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-earning assets and supporting funds.

ITEM  4.  Controls and Procedures

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated in the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II

ITEM  1.   Legal Proceedings

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

         We are currently defending a suit that is outside of the ordinary course of business. Zimmerman et al. v. Accredited Home Lenders, Inc., was filed in Los Angeles County, California, Superior Court in July 2001. The plaintiffs are individuals who sold a retail mortgage loan business to a purchaser pursuant to a contract, which provided for future payments to plaintiffs over a period of years based upon future mortgage loans originated by the business. The contract provided that, in the event control of the business was transferred by the purchaser, the purchaser’s obligations under the contract, including the future payments, either must be assumed by the transferee or the purchaser must make a lump sum payment to the plaintiffs in accordance with a formula set forth in the contract. We subsequently acquired some furniture, fixtures and equipment, assumed lease liabilities on some office branches and office equipment, and hired a number of employees of the business. We expressly did not assume liability for the future payments that were part of the original purchase transaction, nor did we hire all of the persons employed by the business, acquire all of the assets or assume all of the liabilities. The plaintiffs claim that the future payments they negotiated with the original purchaser were assumed by us as a result of the transaction between the original purchaser and us. The plaintiffs’ complaint did not contain an amount of damages sought, but a footnote to a subsequent pleading indicated that the plaintiffs believe their damages were approximately $10.0 million.

         On November 14, 2001, the court granted our motion to strike the punitive and emotional damage claims of the complaint and sustained our demurrer on all counts, with leave to amend the complaint on the breach of (assumed) contractual obligations, civil conspiracy and fraudulent transfer counts. Then, on February 20, 2002, the court granted our demurrer to plaintiffs’ amended complaint on all counts with leave to amend on a “successor liability” theory. Plaintiffs subsequently failed to pursue the matter any further in the lower court, and the action was dismissed with prejudice on March 29, 2002. On May 6, 2002, however, we were served with plaintiffs’ Notice of Appeal and on July 23, 2002, plaintiffs filed their appellate brief. On November 21, 2002, we filed our appellate brief and on January 9, 2003, plaintiffs filed their reply brief. On July 29, 2003, the appellate court affirmed the trial court’s dismissal of the action and gave us the right to recover our costs in connection with the appeal. To date, no further proceedings have been filed by the plaintiffs in this matter.

ITEM  2.   Changes in Securities and Use of Proceeds

         In February 2003, we registered and sold 4,493,022 shares of common stock and certain stockholders sold 5,156,978 shares of common stock pursuant to our registration statement on Form S-1 (File No. 333-91644), in our initial public offering. The effective date of the registration statement was February 14, 2003. The offering was managed by Friedman, Billings, Ramsey & Co., Inc., U.S. Bancorp Piper Jaffray Inc. and Wedbush Morgan Securities Inc. and closed on February 20, 2003 at an initial offering price to the public of $8.00 per share. On March 18, 2003, we sold an additional 649,993 shares of common stock and certain stockholders sold an additional 257,507 shares of common stock at the initial public offering price of $8.00 per share less the underwriting discount upon the underwriters’ partial exercise of their over-allotment option. The offering resulted in gross proceeds to us of $41.1 million, $2.9 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $3.7 million and were not paid directly or indirectly, to any director, officers, ten-percent stockholder or affiliate of the Company. Our net proceeds totaled $34.5 million, all of which was used to paydown our warehouse lines of credit. We did not receive any proceeds from the stockholders’ sale of shares in the offering and pursuant to the underwriters’ over-allotment option. As of March 31, 2003, none of the offering proceeds were paid directly or indirectly, to any directors, officers, ten-percent stockholder or affiliate of the Company and were used to pay down a warehouse credit facility.

         Concurrently with the Company’s initial public offering, on February 20, 2003, the Company sold 510,697 shares of common stock to an affiliate of one of its underwriters, FBR Asset Investment Corporation, at a price equal to $7.44 per share, or for gross proceeds of approximately $3.8 million. There were no underwriters used in connection with this transaction. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, based on the fact that it only offered the shares to one accredited investor in a transaction not involving a public offering.

ITEM  3.   Defaults Upon Senior Securities

         None.

ITEM  4.   Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the three month period ended June 30, 2003.

ITEM  5.   Other Information

         None.

ITEM  6.   Exhibits and Reports on Form 8-K

         (a)        Exhibits

                     For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page Ex-1.

         (b)       Reports on Form 8-K

                     Report on Form 8-K dated April 30, 2003 attaching the Company’s April 29, 2003 press release regarding the Company’s financial results for the fiscal quarter ended March 31, 2003.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003

ACCREDITED HOME LENDERS HOLDING CO.

BY:	/s/ JAMES A. KONRATH

James A. Konrath
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ JOHN S. BUCHANAN

John S. Buchanan
Chief Financial Officer
(Principal Financial and Accounting Officer)

S-1

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger
3.1(2)	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Bylaws of the Company.
4.1(2)	Specimen Common Stock Certificate.
4.2(3)	Second Amended and Restated Investors’ Rights Agreement.
10.1(3)	2002 Stock Option Plan of the Company.
10.2(3)	2002 Employee Stock Purchase Plan of the Company.
10.3(2)	Deferred Compensation Plan.
10.4(2)	Deferred Compensation Plan Trust Agreement.
10.5(4)	Form of Stock Purchase Agreement and Registration Rights Agreement, attached as Exhibit A thereto, by and between the Company and FBR Asset Investment Corporation.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(5)	Ceritfication of Chief Executive Officer.
32.2(5)	Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 28, 2003.
(2)	Incorporated by reference to amendment number 3 to the Company’s Registration Statement on Form S-1 (File No. 333-91644) dated November 12, 2002.
(3)	Incorporated by reference to amendment number 1 to the Company’s Registration Statement on Form S-1 (File No. 333-91644) dated August 20, 2002.
(4)	Incorporated by reference to amendment number 6 to the Company’s Registration Statement on Form S-1 (File No. 333-91644) dated January 21, 2003.
(5)	The information contained in these certifications is furnished to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be incorporated by reference into any filing with the Securities and Exchange Commission made by the Company whether before or after the date hereof, regardless of any general incorporation language in such filing.

EX - 1