Form 10-Q
period 2003-09-30
ACCREDITED HOME LENDERS HOLDING CO
filed 2003-11-14
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-50179

ACCREDITED HOME LENDERS HOLDING CO.

(Exact name of registrant as specified in its charter)

Delaware	04-3669482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15090 Avenue of Science, Suite 200

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

The number of outstanding shares of the registrant’s common stock as of October 31, 2003 was 20,134,250.

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

The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition that we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	changes in demand for, or value of, mortgage loans due to the attributes of the loans we originate; the characteristics of our borrowers; and fluctuations in the real estate market, interest rates or the market in which we sell or securitize our loans;

•	our ability to protect and hedge our mortgage loan portfolio against adverse interest rate movements;

•	changes in government regulations that affect our ability to originate and service mortgage loans;

•	changes in the credit markets, which affect our ability to borrow money to originate mortgage loans;

•	the degree and nature of our competition;

•	our ability to employ and retain qualified employees; and

•	the other factors referenced in this report, including, without limitation, under the section entitled “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

ITEM 1. Financial Statements

A CCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	December 31, 2002	September 30, 2003
ASSETS
Cash and cash equivalents	$11,300	$22,547
Restricted cash	—	1,367
Mortgage loans held for sale, net of market reserve of $6,885 and $12,441, respectively	972,349	1,607,365
Securitized loans, net of allowance for loan losses of $4,550 and $14,550, respectively	738,917	1,334,662
Mortgage-related securities, at fair value	8,356	4,335
Mortgage servicing rights, net	3,116	1,518
Furniture, fixtures and equipment, net	8,794	16,729
Other receivables	31,962	47,472
Deferred income tax asset	17,075	19,818
Prepaid expenses and other assets	10,736	15,641

TOTAL	$1,802,605	$3,071,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Warehouse and residual interest credit facilities (including $153,726 with a related party at December 31, 2002)	$962,285	$1,524,999
Securitization bond financing	732,823	1,311,381
Convertible debt with a related party	3,000	—
Capital leases	265	57
Income taxes payable	6,423	5,425
Accounts payable and accrued liabilities	34,687	52,309

Total liabilities	1,739,483	2,894,171

Redeemable, convertible preferred stock: Series A, $.001 par value; authorized 5,113,334 shares, issued and outstanding 5,113,334 shares at December 31, 2002 and zero at September 30, 2003; redeemable at $1.00 per share after January 1, 2000 (liquidating preference of $1.00 per share)	5,113

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding		—
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 5,833,873 shares at December 31, 2002; issued and outstanding 20,004,600 shares at September 30, 2003 (including 257,049 of restricted stock awarded under the deferred compensation plan)	6	20
Additional paid-in capital	2,351	54,887
Note receivable for common stock	(1,250)	(1,250)
Unearned compensation	(574)	(3,891)
Retained earnings	57,476	127,517

Total stockholders’ equity	58,009	177,283

TOTAL	$1,802,605	$3,071,454

See notes to condensed consolidated financial statements.

A CCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares outstanding in thousands, except for earnings per share)	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
REVENUES:
Gain on sale of loans (including $5, $0, $1,396 and $2,834 respectively, with a related party)	$40,209	$65,237	$90,826	$171,317
Interest income	19,828	47,870	41,332	120,484
Loan servicing income	1,994	1,979	6,186	5,789
Net gain (loss) on mortgage-related securities and derivatives	(923)	1,051	992	5,439
Other income	353	98	476	583

Total revenues	61,461	116,235	139,812	303,612

EXPENSES:
Salaries, wages and benefits	20,615	28,700	51,794	79,523
Interest expense (including $1,404, $0, $4,068 and $597 respectively, with a related party)	8,007	16,616	16,758	43,628
Occupancy	1,923	3,101	4,955	7,965
Provision for losses	5,539	6,537	10,301	22,916
Depreciation and amortization	699	1,260	1,830	3,343
General and administrative expenses	5,883	10,938	15,668	29,502

Total expenses	42,666	67,152	101,306	186,877

INCOME BEFORE INCOME TAXES	18,795	49,083	38,506	116,735
INCOME TAXES	7,511	19,634	15,402	46,694

NET INCOME	$11,284	$29,449	$23,104	$70,041

BASIC EARNINGS PER SHARE	$1.95	$1.50	$4.01	$4.09

DILUTED EARNINGS PER SHARE	$0.77	$1.40	$1.59	$3.56

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	5,790	19,651	5,767	17,139

DILUTED	14,602	21,046	14,588	19,687

See notes to condensed consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,104	$70,041
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,830	3,343
Amortization of unearned compensation	117	406
Loss on disposal of furniture, fixtures, and equipment	14	120
Mortgage loans originated, net of fees	(2,971,995)	(5,757,663)
Proceeds from sale of mortgage loans held for sale, net of fees	2,427,710	4,372,456
Collection of principal payments on mortgage loans held for sale	7,756	22,902
Net change in fair value hedge basis adjustment on mortgage loans held for sale and securitized loans	(4,635)	(10,769)
Amortization of net deferred origination fees on securitized loans	(38)	(447)
Additions to mortgage-related securities	(820)	—
Cash received on mortgage-related securities	20,442	11,205
Net unrealized gain on mortgage-related securities	(6,874)	(6,513)
Accretion of mortgage-related securities	(3,188)	(671)
Additions to mortgage servicing rights	(603)	—
Amortization of mortgage servicing rights	1,705	1,598
Provision for losses	10,301	22,916
Deferred income taxes	(2,256)	(2,743)
Changes in operating assets and liabilities:
Other receivables	(11,293)	(15,510)
Other assets	418	2,442
Accounts payable and accrued liabilities	8,199	10,262
Income taxes payable	793	(998)

Net cash used in operating activities	(499,313)	(1,277,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,505)	(11,398)
Principal payments on securitized loans	628	119,857

Net cash provided by (used in) investing activities	(3,877)	108,459

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warehouse credit facilities	298,057	569,573
Proceeds from borrowings on residual interest credit facility	719	—
Payments of borrowings on residual interest credit facility	(6,993)	(6,859)
Proceeds from securitization bond financing	207,382	719,847
Payments of securitization bond financing	(2,770)	(141,289)
Change in restricted cash	(587)	(1,367)
Payments on capital leases	(249)	(208)
Proceeds from exercise of stock options	88	547
Proceeds from issuance of stock under ESPP	—	1,873
Proceeds from payments on note receivable for common stock	16	—
Net proceeds from initial public offering and concurrent private placement	—	38,294

Net cash provided by financing activities	495,663	1,180,411

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,527)	11,247
BEGINNING BALANCE, CASH AND CASH EQUIVALENTS	14,790	11,300

ENDING BALANCE, CASH AND CASH EQUIVALENTS	$7,263	$22,547

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,342	$38,960
Income taxes	$14,794	$50,626
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unearned compensation	$625	$284
Conversion of convertible debt to common stock	$—	$3,000
Conversion of preferred stock to common stock	$—	$5,113
Conversion of warrants to common stock	$—	$1
Transfer of loans held for sale to securitized loans	$207,399	$720,940
Transfer of loans held for sale to real estate owned, included in other assets	$2,906	$7,347

See notes to condensed consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)

1. THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Accredited Home Lenders Holding Co. (“AHLHC”), a Delaware corporation, and its wholly owned subsidiary Accredited Home Lenders, Inc. (“AHL”) (collectively the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Accredited Home Lenders Holding Co.’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

On March 18, 2003, the underwriters of the Company’s Offering purchased an additional 907,000 shares of common stock (of which 649,993 shares were offered by the Company) at $7.44 per share upon partial exercise of their over-allotment option pursuant to the Offering, resulting in gross proceeds of $4.8 million to the Company.

General – The Company engages in the business of making mortgage loans to borrowers across the country. The Company’s business includes originating, selling, and servicing first and junior lien mortgage loans secured by single-family (i.e., one- to four-family) residences.

Restricted Cash – Cash held on behalf of employees for the Employee Stock Purchase Plan and flexible spending accounts are classified as restricted cash.

Securitized Loans and Securitization Bond Financing – The Company has completed four securitizations structured as a financing under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

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

The Company periodically evaluates the need for or the adequacy of the allowance for loan losses on its securitized loans. Provision for loan losses on securitized loans is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses in such portfolio. The Company defines a loan as impaired at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying the Company’s historical loss experience. The Company also uses other analytical tools to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments are reported in earnings. As these estimates are influenced by factors outside of the Company’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Carrying values are written down to net realizable value when the loan is foreclosed or deemed uncollectible.

Derivative Financial Instruments – As part of the Company’s interest rate management process, the Company uses derivative financial instruments such as Eurodollar futures and options. It is not the Company’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

Provision for Losses – Market valuation adjustments have been provided on certain nonperforming loans, other loans held for sale and real estate owned. These adjustments are based on the Company’s estimate of expected losses, calculated using loss severity and loss frequency rate assumptions, and are based on the value that the Company could reasonably expect to obtain from a sale, that is, other than in a forced or liquidation sale. Provision for losses on securitized loans is recorded in an amount sufficient to maintain the allowance for loan losses at a level considered adequate to cover probable losses on such loans. Provision for losses also includes net losses on real estate owned. The Company also records a reserve for liabilities associated with loans sold which may be required to be repurchased due to breaches of representations and warranties and early payment defaults. The Company periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. As these estimates are influenced by factors outside of the Company’s control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change.

Escrow and Fiduciary Funds – The Company maintains segregated bank accounts in trust for investors with respect to payments on securitized loans and mortgage loans serviced for investors, as well as for mortgagors with respect to property tax and hazard insurance premium payments escrowed by mortgagors with the Company. Such accounts amounted to $16.3 million and $31.5 million at December 31, 2002 and September 30, 2003, respectively, and are excluded from the Company’s assets and liabilities.

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

The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts as follows (dollars in thousands):

	Three Months Ended September 30,
	2002	2003
Net income, as reported	$11,284	$29,449
Deduct: Net stock-based employee compensation expense (determined using fair value method)	(21)	(85)

Pro forma net income	$11,263	$29,364

Earnings per share:
Basic – as reported	$1.95	$1.50
Basic – pro forma	$1.95	$1.49
Diluted – as reported	$0.77	$1.40
Diluted – pro forma	$0.77	$1.40

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

	Nine Months Ended September 30,
	2002	2003
Net income, as reported	$23,104	$70,041
Deduct: Net stock-based employee compensation expense (determined using fair value method)	(31)	(187)

Pro forma net income	$23,073	$69,854

Earnings per share:
Basic – as reported	$4.01	$4.09
Basic – pro forma	$4.00	$4.08
Diluted – as reported	$1.59	$3.56
Diluted – pro forma	$1.59	$3.55

The fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends, an expected option life of five years, a risk-free rate of 4.4% (2002) and 3.0% (2003) and no volatility prior to the Offering and a 48.8% weighted average volatility subsequent to the Offering. The Company’s volatility is calculated as an average of its own volatility and the mean of its closest competitors’ volatility for the respective periods due to the limited period of time since the Offering. The weighted average fair value at grant date was $3.04 and $6.81 for options granted during the nine months ended September 30, 2002 and 2003, respectively.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

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

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted the standard as of July 1, 2003, as required, and the adoption of such interpretation did not have a material impact on its results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The Company adopted the standard as of July 1, 2003, as required, and the adoption of such interpretation did not have a material impact on its results of operations, financial position or cash flows.

Reclassifications – Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

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

Geographical Concentration – Properties securing the mortgage loans in the Company’s servicing portfolio, including loans subserviced, are geographically dispersed throughout the United States. At September 30, 2002 and 2003, approximately 24% and 34%, respectively, of the properties were located in California. The remaining properties securing mortgage loans serviced did not exceed 10% in any other state at any period end.

Loan originations are geographically dispersed throughout the United States. During the nine months ended September 30, 2002 and 2003, approximately 37% and 33%, respectively, of loans originated were collateralized by properties located in California. The remaining originations did not exceed 10% in any other state during any of such periods.

3. MORTGAGE LOANS

Mortgage loans held for sale – Mortgage loans held for sale were as follows (dollars in thousands):

	December 31, 2002	September 30, 2003
Mortgage loans held for sale – principal balance	$977,508	$1,612,492
Basis adjustment for fair value hedge accounting	3,021	7,683
Net deferred origination fees	(1,295)	(369)
Market reserve	(6,885)	(12,441)

Mortgage loans held for sale, net	$972,349	$1,607,365

At September 30, 2003, mortgage loans held for sale included $240.6 million in loans held for a securitization.

Securitized loans – Securitized loans were as follows (dollars in thousands):

	December 31, 2002	September 30, 2003
Securitized loans – principal balance	$738,390	$1,338,640
Basis adjustment for fair value hedge accounting	6,554	12,660
Net deferred origination fees	(1,477)	(2,088)
Allowance for loan losses	(4,550)	(14,550)

Securitized loans, net	$738,917	$1,334,662

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

Provision for losses – Activity in the market reserve on loans held for sale was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Balance, beginning of period	$4,093	$11,634	$3,419	$6,885
Provision for losses	2,372	3,013	4,141	10,799
Chargeoffs, net	(593)	(2,206)	(1,688)	(5,243)

Balance, end of period	$5,872	$12,441	$5,872	$12,441

Activity in the allowance for loan losses on securitized loans was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Balance, beginning of period	$—	$10,330	$—	$4,550
Provision for losses	960	4,327	960	10,107
Chargeoffs, net	—	(107)	—	(107)

Balance, end of period	$960	$14,550	$960	$14,550

As of December 31, 2002 and September 30, 2003, $120,000 and $5.5 million of securitized loans were 90 days or more delinquent under their payment terms, respectively. This increase results from the increased age and size of our securitized loan portfolio.

As of December 31, 2002 and September 30, 2003, $5.2 million and $4.3 million of real estate owned, net of the reserve for losses on real estate owned of $2.1 million and $1.7 million, respectively, is included in other assets. Activity in the reserve for losses on real estate owned was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Balance, beginning of period	$620	$1,733	$1,228	$2,092
Provision for (recovery of) losses	618	(61)	1,923	340
Chargeoffs, net	(138)	59	(2,051)	(701)

Balance, end of period	$1,100	$1,731	$1,100	$1,731

Provision for losses in the accompanying consolidated statements of operations is composed of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Provision – market reserve on loans	$2,372	$3,013	$4,141	$10,799
Provision – allowance for losses on securitized loans	960	4,327	960	10,107
Provision (recovery) – reserve for real estate owned	618	(61)	1,923	340
Provision (recovery) – reserve for repurchases	1,283	(616)	2,579	1,087
Net (gains) losses on real estate owned	306	(126)	698	583

	$5,539	$6,537	$10,301	$22,916

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

4. MORTGAGE-RELATED SECURITIES

Mortgage-related securities are comprised of the following (dollars in thousands):

	December 31, 2002	September 30, 2003
Residual interest arising from Company securitizations	$4,294	$3,709
Retained interest arising from sales to third-party investors	4,062	626

Balance, end of period	$8,356	$4,335

Mortgage-related securities consisted of the following (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2003	2002	2003
Balance, beginning of period	$14,436	$6,335	$22,290	$8,356
Additions	—	—	820	—
Net unrealized gains	2,519	1,400	6,874	6,513
Interest accretion	1,409	150	3,188	671
Cash collected	(5,634)	(3,550)	(20,442)	(11,205)

Balance, end of period	$12,730	$4,335	$12,730	$4,335

The Company utilized the following assumptions to value all mortgage-related securities that arose from sales of loans by the Company to third party investors outstanding at December 31, 2002 and September 30, 2003:

	December 31, 2002	September 30, 2003
Annual prepayment speeds	20.0% to 67.5%	20.0% to 67.5%
Discount rate	15%	15%
Expected cumulative credit losses	5.0%	3.9%
Interest rates on adjustable rate loans	Forward LIBOR curve	Forward LIBOR curve
Fair value at period end	$4,062	$626

The Company utilized the following assumptions to value all mortgage-related securities that arose from the Company’s 2000 securitization outstanding at December 31, 2002 and September 30, 2003:

	December 31, 2002	September 30, 2003
Annual prepayment speeds	22.0% to 62.5%	22.0% to 62.5%
Discount rate	15%	15%
Expected cumulative credit losses	4.8%	4.9%
Interest rates on adjustable rate loans	Forward LIBOR curve	Forward LIBOR curve
Fair value at period end	$4,294	$3,709

5. MORTGAGE SERVICING RIGHTS

The Company recognizes as a separate asset the rights to service mortgage loans for others once such rights are contractually separated from the underlying loans. Mortgage servicing rights are amortized in proportion to

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

and over the period of the estimated net servicing income and are recorded at the lower of amortized cost or fair value.

Mortgage servicing rights were as follows (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2003	2002	2003
Balance, beginning of period	$4,344	$2,005	$4,826	$3,116
Additions, through originations	—	—	603	—
Amortization	(620)	(487)	(1,705)	(1,598)

Balance, end of period	$3,724	$1,518	$3,724	$1,518

The fair value of mortgage servicing rights at September 30, 2002 and September 30, 2003 was $4.2 million and $1.8 million, respectively.

The Company periodically evaluates mortgage servicing rights for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis based on loan type using prepayment assumptions ranging from 20.0% to 67.5% and a discount rate of 15% at both December 31, 2002 and September 30, 2003. Impairment, if it occurs, is recognized in a valuation allowance for each pool in the period of impairment. No impairment was identified as of December 31, 2002 and September 30, 2003.

The Company is the master servicer of 14,863 and 25,172 loans with an outstanding balance of $1.7 billion and $3.3 billion as of September 30, 2002 and 2003, respectively. As of September 30, 2002 and 2003, the unpaid principal balance of loans sold servicing retained was $624.7 million and $362.8 million, respectively. Total losses on our servicing portfolio were $9.6 million and $12.0 million for the nine months ended September 30, 2002 and 2003, respectively, resulting in annualized losses of 0.9% and 0.6% for the comparable periods.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Financial Instruments and Hedged Instrument Activity – During August 2002, the Company began using hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale. At December 31, 2002 and September 30, 2003, fair value hedge basis adjustments of $3.0 million and $7.7 million, respectively, are included in mortgage loans held for sale related to the $497.9 million and $932.2 million, respectively, of such loans designated as hedged assets. Hedge ineffectiveness associated with fair value hedges of $202,000 and $654,000 was recorded in earnings during the three and nine months ended September 30, 2003, respectively, and is included as an increase in gain on sale of loans in the consolidated statements of operations.

During December 2002, the Company began using hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its securitized loans. At December 31, 2002 and September 30, 2003, fair value hedge basis adjustments of $6.6 million and $12.7 million, respectively, are included in securitized loans related to the $291.4 million and $768.5 million, respectively, of such loans designated as hedged assets. Hedge ineffectiveness associated with fair value hedges of ($26,000) and ($111,000) was recorded in earnings during the three and nine months ended September 30, 2003, respectively, and is included as a reduction in interest income in the consolidated statements of operations.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

At September 30, 2003, the Company had outstanding futures contracts with a fair value of $18.9 million included in accrued liabilities of which contracts with a fair value of ($18.2) million are designated as hedge instruments. The Company is required to maintain a cash deposit in a margin account with its broker related to these derivative transactions. At September 30, 2003, approximately $25.5 million was on deposit in such margin account, which is included in other receivables. Accordingly, the net liquidation value of the Company’s derivative financial instruments and related margin account is $6.6 million at September 30, 2003. In addition, the Company had option contracts with a fair value of $664,000 included in other assets at September 30, 2003.

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

The change in fair value of derivative financial instruments recorded in earnings was as follows (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2003	2002	2003
Net unrealized gain (loss)	$2,788	$(2,365)	$(4,005)	$6,507
Net realized gain (loss)	(12,249)	2,486	(18,816)	(20,129)

Total	$(9,461)	$121	$(22,821)	$(13,622)

For the three and nine months ended September 30, 2002 and 2003, a $6.0 million net loss, $1.7 million net gain, $16.9 million net loss and $8.6 million net loss on derivatives and hedged assets, respectively, is included in gain on sale of loans and a $0, $1.2 million, $0 and $4.0 million net loss on derivatives and hedged assets, respectively, is included in interest income in the consolidated statements of operations. The remaining amount of net gain (loss) on derivatives is included in net gain (loss) on mortgage-related securities and derivatives in the consolidated statements of operations for all periods presented.

7. CREDIT FACILITIES

Outstanding warehouse and residual interest credit facility balances consisted of the following (dollars in thousands):

	December 31, 2002	September 30, 2003
Warehouse credit facilities	$955,426	$1,524,999
Residual interest credit facility	6,859	—

Total	$962,285	$1,524,999

The outstanding convertible debt credit facility balances were $3.0 million and $0 at December 31, 2002 and September 30, 2003, respectively. The convertible debt was converted into 2,095,625 shares of the Company’s common stock in the Offering.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

Credit Facilities –  The Company had in place the following credit facilities:

Amount Outstanding
	December 31, 2002	September 30, 2003
A $400 million warehouse credit facility expiring January 31, 2004, collateralized by performing loans, bearing interest based on one-month LIBOR (rate was 2.4% to 2.9% at September 30, 2003). This line also includes a $15 million sublimit collateralized by aged and delinquent loans with interest based on one-month LIBOR (rate was 4.6% at September 30, 2003). Outstanding borrowings on this sublimit is included in the amount outstanding and totaled $5.6 million and $9.7 million at December 31, 2002 and September 30, 2003, respectively.	$220.1 million	$260.0 million

A $400 million warehouse credit facility expiring May 1, 2004, collateralized by performing and delinquent loans, bearing interest based on one-month LIBOR (rate was 2.5% to 2.7% at September 30, 2003). In October 2003, the credit facility was expanded to $500 million.	$267.1 million	$332.5 million

A $40 million warehouse credit facility expiring July 31, 2004, collateralized by performing loans, bearing interest based on the prime rate (rate was 4.50% at September 30, 2003).	$7.5 million	$11.9 million

A $325 million warehouse credit facility expiring October 8, 2003, collateralized by performing, aged and delinquent loans, bearing interest based on one-month LIBOR (rate was 2.3% to 3.4% at September 30, 2003). In October 2003, the credit facility expiration date was extended to October 6, 2004.	$198.1 million	$270.9 million

A $150 million non-discretionary; $150 million discretionary warehouse credit facility expiring October 31, 2003, collateralized by performing and delinquent loans, bearing interest based on one-month LIBOR (rate was 2.2% to 3.9% at September 30, 2003). In November 2003, the credit facility expiration date was extended to November 21, 2003.	$115.8 million	$298.0 million

A $300 million warehouse credit facility expiring April 21, 2004, collateralized by performing, aged and delinquent loans, bearing interest based on one-month LIBOR (rate was 2.4% at September 30, 2003). In October 2003, the credit facility was expanded to $400 million.	—	$184.9 million

The Company also has a credit facility with a former related party providing for the following four separate borrowing facilities. At December 31, 2002, the related party had a beneficial ownership interest in the Company related to the convertible debt facility. All ownership and beneficial ownership interest of this lender were sold in connection with the Offering. Therefore, this lender ceased to be a related party upon the completion of the Offering.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

Amount Outstanding
	December 31, 2002	September 30, 2003

A $125 million non-discretionary; $75 million discretionary warehouse credit facility expiring October 15, 2003, collateralized by performing, aged and delinquent loans, bearing interest based on one-month LIBOR (rate was 2.4% at September 30, 2003). In October 2003, this facility was amended and restated whereby the maximum borrowings were changed to $300 million and the expiration date was changed to January 31, 2005. This line also included a $7 million sublimit collateralized by seasoned loans with interest based on one-month LIBOR (rate was 3.9% at September 30, 2003). Outstanding borrowings on this sublimit is included in the amount outstanding and totaled $108,000 and $0 at December 31, 2002 and September 30, 2003, respectively. .	$146.9 million	$166.8 million

A $4.5 million warehouse credit facility expiring October 15, 2003, collateralized by performing loans (to the extent the lender’s valuation of such loans exceed specified levels), bearing interest based on one-month LIBOR (rate was 4.1% at September 30, 2003).	—	—

An $8 million warehouse credit facility expiring October 15, 2003, collateralized by real estate owned (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure) and loans 60 days or more delinquent, bearing interest based on one-month LIBOR (rate was 4.1% at September 30, 2003). In October 2003, this facility was amended and restated whereby the expiration date was changed to January 31, 2005.	—	—

A $40 million term loan expired May 31, 2003, collateralized by residual interests in securitized pools of mortgage loans and/or the Company’s rights, with respect to loans sold to the lender, to ongoing payments which approximate residual interests in securitized pools of such loans, bearing interest based on one-month LIBOR (rate was 4.6% to 5.1% at September 30, 2003).	$6.8 million	—

As of September 30, 2003, the Company was in compliance with all covenant requirements for each of the facilities. The Company’s warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements and limitations on other indebtedness. If the Company fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if the Company defaults under one facility, it would generally trigger a default under the Company’s other facilities.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

8. SECURITIZATION BOND FINANCING

The following is a summary of the outstanding securitization bond financing, by class (dollars in thousands):

	December 31, 2002	September 30, 2003
	Amount	Amount	Interest Rate	Stated Maturity Date
Series 2002-1:
Class A-1	$64,761	$48,456	4.93% *	July 25, 2032
Class A-2	128,967	93,821	One-month LIBOR + 0.32%	July 25, 2032

	193,728	142,277
Unamortized bond discount	(13)	(10)

Series 2002-1, net	$193,715	$142,267

Series 2002-2
Class A-1	$178,065	$155,163	4.48% *	January 25, 2033
Class A-2	248,584	213,306	One-month LIBOR + 0.49%	February 25, 2033
Class A-3	112,517	95,243	One-month LIBOR + 0.50%	January 25, 2033

	539,166	463,712
Unamortized bond discount	(58)	(43)

Series 2002-2, net	$539,108	$463,669

Series 2003-1
Class A-1		$100,503	3.58% *	June 25, 2033
Class A-2		104,153	One-month LIBOR + 0.35%	June 25, 2033
Class A-3		84,411	One-month LIBOR + 0.38%	June 25, 2033

		289,067
Unamortized bond discount		(5)

Series 2003-1, net		$289,062

Series 2003-2
Class A-1		$117,293	4.23% *	October 25, 2033
Class A-2		199,708	One-month LIBOR + 0.35%	October 25, 2033
Class A-3		99,419	One-month LIBOR + 0.37%	October 25, 2033

		416,420
Unamortized bond discount		(37)

Series 2003-2, net		$416,383

Total securitization bond financing, net	$732,823	$1,311,381

*	The interest rates for the A-1 classes are a result of swap rates plus a spread of 1.02%, 1.30%, 1.32% and 1.25%, respectively.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

The following table summarizes the expected repayment requirements relating to the securitization bond financing at September 30, 2003. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

September 30, 2003
(dollars in thousands)
Three months ending December 31:
2003	$38,666
Years ending December 31:
2004	312,242
2005	360,350
2006	262,895
2007	115,547
2008	54,189
Thereafter	167,587
Discount	(95)

Total	$1,311,381

9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of significant items comprising the Company’s net deferred tax asset were as follows (dollars in thousands):

	December 31,	September 30,
	2002	2003
Loans held for sale	$14,000	$9,053
Market reserve on loans held for sale	3,403	9,176
Other reserves and accruals	3,486	5,403
State taxes	27	27

Deferred tax assets	20,916	23,659

Loan securitizations	(2,224)	(2,224)
Mortgage-related securities	(1,617)	(1,617)

Deferred tax liabilities	(3,841)	(3,841)

Net deferred tax asset	$17,075	$19,818

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

The components of the income tax (benefit) expense consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Federal:
Current	$7,201	$2,069	$13,595	$39,920
Deferred	(1,235)	13,788	(1,323)	(2,215)

	5,966	15,857	12,272	37,705

State:
Current	1,778	494	4,063	9,517
Deferred	(233)	3,283	(933)	(528)

	1,545	3,777	3,130	8,989

Total	$7,511	$19,634	$15,402	$46,694

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

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Federal income tax at statutory rate	$6,578	$17,180	$13,477	$40,857
State income tax, net of federal effects	1,005	2,457	2,035	5,843
Other	(72)	(3)	(110)	(6)

Total	$7,511	$19,634	$15,402	$46,694

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows (dollars in thousands):

	December 31,	September 30,
	2002	2003
Accrued liabilities	$19,197	$27,060
Reserve for premium recapture	1,374	2,252
Reserve for repurchases	2,888	3,716
Accounts payable—trade	545	405
Futures contracts	10,683	18,876

Total	$34,687	$52,309

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

11. STOCKHOLDERS’ EQUITY

A summary of the changes in options outstanding under the Company’s stock option plans for the nine months ended September 30, 2003 follows:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2003	1,749,642	$2.27
Options granted	582,925	9.99
Options exercised	(353,267)	1.55
Options cancelled	(168,708)	6.34

Balance, September 30, 2003	1,810,592	$4.52

2002 Employee Stock Purchase Plan – The Company’s 2002 Employee Stock Purchase Plan (the “2002 ESPP”) was adopted effective as of the closing of the Offering by the board of directors and approved by the stockholders in 2002. A total of 1,000,000 shares of common stock are authorized and reserved for issuance under the plan, to be cumulatively increased on January 1, 2004 and each January 1 thereafter through January 1, 2013 according to the formula specified by the 2002 ESPP. Employees, including officers and employee directors, are eligible to participate in the 2002 ESPP if they are employed for more than 20 hours per week and more than five months in any calendar year. The 2002 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of the participant’s compensation. Such amounts are applied to the purchase of shares of the Company’s common stock at a price of 85% of the fair market value of the common stock as defined in the 2002 ESPP. On June 30, 2003, the Company issued 275,508 shares to employees with proceeds of $1.9 million. As of September 30, 2003, employees have contributed $1.3 million to the 2002 ESPP for future purchases of stock.

Deferred Compensation Plan – The Company’s Deferred Compensation Plan (the “Plan”) was adopted by the board of directors and approved by the stockholders in 2002. The Plan is effective as of January 1, 2003. A total of 2,000,000 shares of the Company’s common stock is authorized and reserved for issuance under the Plan. The Plan is an unfunded, nonqualified deferred compensation plan that benefits directors, certain designated key members of management and highly compensated employees. Under the Plan, an employee may defer up to 100% of his or her base salary, director fee, bonus and/or commissions on a pre-tax basis. The Company may make both voluntary and/or matching contributions to the Plan on behalf of Plan participants and may make voluntary and/or matching contributions in the form of common stock. All Plan assets are corporate assets rather than individual property and are therefore subject to creditors’ claims against the Company. As of September 30, 2003, employees had voluntarily contributed $362,000 to the Plan. In April 2003 and July 2003, the Company awarded 122,538 and 148,820 shares, respectively, of restricted common stock under the Plan that vest 50% two years from the date of grant and 25% each year thereafter until fully vested. Based upon the fair value at grant date, the remaining value of the restricted common stock was $3.6 million. This amount has been recorded in the accompanying financial statements as an increase to common stock and additional paid in capital with an offsetting amount included in unearned compensation. During the nine months ended September 30, 2003, $221,000 of compensation expense was amortized related to the restricted stock grants.

12. EARNINGS PER SHARE (IN THOUSANDS, EXCEPT PER SHARE INFORMATION):

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

converted to common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. No shares have been excluded from the diluted EPS computations.

	Three Months Ended September 30, 2002
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$11,284	5,790	$1.95
Plus effect of income of assumed conversions
Interest on convertible debt, net of tax	31
Effect of dilutive shares
Warrants		422
Stock options		1,181
Convertible preferred stock		5,113
Convertible debt		2,096

Diluted EPS	$11,315	14,602	$0.77

	Three Months Ended September 30, 2003
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$29,449	19,651	$1.50
Effect of dilutive shares
Stock options		1,355
Restricted stock		40

Diluted EPS	$29,449	21,046	$1.40

	Nine Months Ended September 30, 2002
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$23,104	5,767	$4.01
Plus effect of income of assumed conversions
Interest on convertible debt, net of tax	93
Effect of dilutive shares
Warrants		407
Stock options		1,205
Convertible preferred stock		5,113
Convertible debt		2,096

Diluted EPS	$23,197	14,588	$1.59

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

	Nine Months Ended September 30, 2003
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$70,041	17,139	$4.09
Plus effect of income of assumed conversions
Interest on convertible debt, net of tax	16
Effect of dilutive shares
Warrants*		67
Stock options		1,306
Restricted stock		9
Convertible preferred stock*		827
Convertible debt*		339

Diluted EPS	$70,057	19,687	$3.56

*	Represents the dilutive effect of the shares outstanding prior to the initial public offering at February 14, 2003.

13. COMMITMENTS AND CONTINGENCIES

Leases – The Company leases office space for its headquarters in San Diego, California, for various branch offices, executive suites, and record storage facilities across the country, and for certain equipment under operating leases expiring at various dates through 2010.

At September 30, 2003, the minimum future lease payments under non-cancelable operating leases were as follows (dollars in thousands):

Three Months Ending:
2003	$1,310
Years ending:
2004	5,234
2005	5,068
2006	3,527
2007	2,965
2008	2,056
Thereafter	1,064

Total	$21,224

Other – The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the statement of financial position. The credit risk is mitigated by the Company’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. The Company does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. The Company commits to originate loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $136.2 million and $234.0 million as of December 31, 2002 and September 30, 2003, respectively.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee. The Company periodically enters into other loan sale commitments. Loan sale commitments totaled $319.5 million and $1.4 billion at December 31, 2002 and September 30, 2003, respectively.

In connection with various regulatory lending requirements, the Company is required to maintain certain minimum levels of net worth. The Company was in compliance with these requirements at September 30, 2003.

From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2003.

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

During 2001, the Company discovered that an employee had misappropriated funds from the Company in concert with third parties, resulting in an overstatement of losses on real estate owned, which are included in the provision for losses in the consolidated statements of operations for the years ended December 31, 1999 through 2001. The Company has estimated that approximately $800,000 was misappropriated from the Company during that period. The Company has filed an insurance claim to recover the misappropriated funds. During the year ended December 31, 2002, the Company recovered $340,000 of the loss from its insurance claim, which is included in other income in the consolidated statements of operations. During the nine months ended September 30, 2003, the Company recovered an additional $359,000 of the loss from its insurance claim. In addition, in July 2003, the Company received approximately $263,000 in court-ordered restitution. The Company attempted to remit the excess of its actual losses to its insurance carrier in reimbursement of amounts paid by the insurer and as required under its policy terms. The funds were rejected by the insurance company and on October 30, 2003 the Company was served with a lawsuit by the Company’s insurer, alleging breach of contract and seeking the amount received by the Company in court-ordered restitution. At the present time, the resolution of this matter and the amount of liability, if any, that may result is in dispute. However, the Company does not believe that its liability, if any, will have a material adverse effect on its financial position or results of operations.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 (UNAUDITED)—(Continued)

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

Gain on Sale of Loans and Fair Value of Mortgage-Related Securities

Our gain on sale of loans has consisted primarily of cash gain that resulted from whole loan sales and, to a lesser extent, non-cash gain that resulted from the fair value of our mortgage-related securities. We also record subsequent changes to the fair value of our mortgage-related securities in our income statement and to the asset on our balance sheet. In each case, the determination of fair value requires significant judgments by our management.

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

Gain on sale revenue is recorded at the time we sell loans or securitize loans in transactions structured as a sale, but not when we securitize loans in a transaction structured as a financing. Accordingly, our financial results are significantly impacted by the timing of our loan sales and the securitization structure we may elect to implement. If we hold a significant pool of loans at the end of a reporting period, those loans will remain on our balance sheet, along with the related debt used to fund the loans. The revenue that we generate from those loans will not be recorded until the subsequent reporting period when we sell the loans. If we elect to complete a securitization structured as a financing rather than a transaction that would generate gain on sale revenue, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise. Since we have completed four securitizations structured as financings since the third quarter of 2002, we do expect differences in our results of operations as compared to historical results. A number of factors influence the timing of our loan sales, our targeted disposition strategy and the whole loan sale premiums we receive, including the current market demand for our loans, the quality of the loans we originate, the sufficiency of our loan documentation, liquidity needs, and our strategic objectives. Our management has from time to time delayed the sale of loans to a later period, and may do so again in the future.

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

For the nine months ended September 30, 2002 and 2003, our cash premiums for whole loan sales, net of losses on related derivatives were 3.9% and 4.1%, respectively. We did not record any non-cash gain on sale for the nine months ended September 30, 2003.

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

Securitizations Structured as a Financing

While we currently generate the majority of our earnings and cash flows from whole loan sales, we intend to continue to complete some securitizations and other transactions in which we retain an interest in the mortgage loans that we have sold. These transactions will continue to be legally structured as sales, but for accounting purposes may be structured as a financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. This “portfolio-based” accounting more closely matches the recognition of income with the actual receipt of cash payments. Also, such securitization structures are consistent with our strategy to predominantly generate cash-based earnings rather than non-cash gain on sale revenue. We completed our first two securitizations structured as a financing in the third and fourth quarters of 2002 and completed our third and fourth securitizations structured as a financing in the second and third quarters of 2003.

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

Key assumptions we use to value mortgage servicing rights include prepayment speeds and discount rates. Actual prepayments generally differ from our initial estimates. If actual prepayment rates are different than we originally estimated, we may receive more or less mortgage servicing income, which could increase or decrease the value of our mortgage servicing rights. We periodically evaluate our mortgage servicing rights for impairment, which is measured as the excess of carrying value over fair value. In the event of impairment, the adjustment is recognized in our consolidated statements of operations.

When we structure securitizations as financings, we do not record any mortgage servicing rights, and since January 2002, we have not disposed of loans in a manner which requires the mortgage servicing rights to be recognized as a separate asset.

Provisions for Losses

We have provided market valuation adjustments on certain nonperforming loans, other loans we hold for sale and real estate owned. These adjustments are based upon our estimate of expected losses, calculated using loss severity and loss frequency rate assumptions, and are based upon the value that we could reasonably expect to obtain from a sale, other than in a forced or liquidation sale. An allowance for losses on securitized loans is recorded in an amount sufficient to maintain adequate coverage for probable losses on such loans. The provision for losses also includes net losses on real estate owned. We also record a reserve for liabilities associated with loans sold, which we may be requested to repurchase due to breaches of representations and warranties and early payment defaults. We periodically evaluate the estimates used in calculating expected losses, and adjustments are reported in earnings. As these estimates are influenced by factors outside of our control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change.

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

The interest rate risk on the loans underlying our mortgage-related securities and on our securitized loans subject to portfolio-based accounting exists because some of these loans have fixed interest rates for a period of two or three years while the rate passed through to the investors in the mortgage-related securities and the holders of the securitization bonds is based upon an adjustable rate. We also have interest rate risk when the loans become adjustable after their two or three year fixed rate period. This is due to the loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds. Our use of derivatives is intended to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) on the mortgage-related securities and changes in the cash flows of our securitized loans subject to portfolio-based accounting due to changes in LIBOR rates.

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

Results Of Operations

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2003

Revenues

Total Revenues. Total revenues increased 117.2% from $139.8 million for the nine months ended September 30, 2002 to $303.6 million for the comparable period in 2003. This increase was due to increases in gain on sale of loans of $80.5 million, interest income of $79.2 million, and net gain on mortgage-related securities and derivatives of $4.4 million.

Gain on Sale of Loans. Total gain on sale of loans increased 88.6% from $90.8 million for the nine months ended September 30, 2002 to $171.3 million for the comparable period in 2003.

The components of the gain on sale of loans are illustrated in the following table:

	Nine Months Ended September 30,
	2002	2003
	(in thousands)
Gain on whole loan sales	$105,149	$182,168
Gain on sale of loans with retained interests	1,423	–
Provision for premium recapture	(1,129)	(2,081)
Net loss on derivatives	(16,939)	(8,579)
Origination fees, net of costs	2,322	(191)

Gain on sale of loans	$90,826	$171,317

Gain on whole loan sales increased 73.2% from $105.1 million for the nine months ended September 30, 2002 to $182.2 million for the comparable period in 2003 due to higher sales volume in 2003. Total whole loan sales increased 84.9% from $2.3 billion for the nine months ended September 30, 2002 to $4.2 billion for the for the comparable period in 2003. This increase was due to an increase in loan originations of 93.6% from $2.9 billion for the nine months ended September 30, 2002 to $5.6 billion in the comparable period of 2003, partially offset by holding $240.6 million of mortgage loans at September 30, 2003 for future securitizations. The average whole loan sales premium increased from 3.9% for the nine months ended September 30, 2002 to 4.1% for the comparable period in 2003. Our top ten loan purchasers during the nine months ended September 30, 2003, were as follows in descending order: Household Mortgage Services, Morgan Stanley Mortgage Capital Inc., Countrywide Home Loans, Inc., CIT Group, Bank of America, N.A., DLJ Mortgage Capital, Inc. (Credit Suisse First Boston), Goldman Sachs, Residential Funding Corporation, Salomon Brothers and Chase Manhattan.

Gain on sale of loans with retained interests decreased from $1.4 million for the nine months ended September 30, 2002 to zero for the comparable period in 2003. We generated gain on sale of loans with retained interests pursuant to contractual commitments that we fulfilled in the first quarter of 2002. We have no current commitments to complete transactions that would result in non-cash gain on sale.

Provision for premium recapture represents our estimate of the potential refunds of premium received on loan sales during the period based upon our historical experience. Provision for premium recapture increased 84.3% from $1.1 million for the nine months ended September 30, 2002 to $2.1 million for the comparable period in 2003. This increase results from the increase in whole loan sales of 84.9% from $2.3 billion for the nine months ended September 30, 2002 to $4.2 billion for the comparable period in 2003.

Net loss on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage our interest rate risk associated with our mortgage loans held for sale from the time of funding commitment to sale commitment. We enter into these transactions to offset fluctuations in interest rates that affect our premiums earned on the sale of these loans. The net loss on derivatives decreased 49.4% from $16.9 million for the nine months ended September 30, 2002 to $8.6 million for the comparable period in 2003. This decrease results from a lower rate of decline in LIBOR rates during the nine months ended September 30, 2003 as compared to the comparable period in 2002 and the use of hedge accounting for all of the nine months ended September 30, 2003 as compared to only two months during the comparable period in 2002. During August 2002, we began using hedge accounting under SFAS No. 133 for certain derivative financial instruments used to hedge our mortgage loans held for sale.

Origination fees received, net of direct loan origination costs incurred, on mortgage loans held for sale are deferred and recognized in the consolidated statements of operations when the related loans are sold. The origination fees, net of costs, decreased from $2.3 million for the nine months ended September 30, 2002 to ($191,000) for the comparable period in 2003 due to the decrease in origination fees, net of broker fees paid, per loan originated for the nine months ended September 30, 2003 as compared to the comparable period in 2002. The change from recognition of revenue to expense results from an increase in broker fees paid. The total gross origination fees received increased 90.6% from $33.3 million for the nine months ended September 30, 2002 to $63.5 million for the comparable period in 2003, while the broker fees paid increased 134.4% from $12.5 million for the nine months ended September 30, 2002 to $29.4 million for the comparable period in 2003.

Interest Income. Interest income represents the interest earned on our mortgage loans held for sale during the period prior to their sale or securitization, interest earned on securitized loans subject to portfolio-based accounting, the realized and unrealized gain (loss) on derivatives purchased to manage our interest rate risk associated with securitized loans and, to a lesser extent, interest accreted on our mortgage-related securities. We do not accrue interest for mortgage loans that are 90 days or more delinquent. Interest income increased 191.5% from $41.3 million for the nine months ended September 30, 2002 to $120.5 million for the comparable period in 2003. The increase in interest income was due to an increase in the average inventory of loans held for sale and securitized loans from $675.6 million during the nine months ended September 30, 2002 to $2.2 billion during the comparable period in 2003. Our average inventory of mortgage loans increased as we increased loan production volume, completed four securitizations of $1.5 billion of mortgage loans since June of 2002 that are accounted for as financings and intentionally extended the holding period, which was partially offset by a decrease in weighted average interest rate on the inventory of mortgage loans. Interest income of $3.4 million and $46.8 million was recognized on the securitized loans for the nine months ended September 30, 2003. In the future, to the extent we continue to complete these types of securitizations, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise.

Loan Servicing Income. Loan servicing income represents all contractual and ancillary servicing revenue for loans we service for others, net of subservicing costs, certain of our own servicing costs and amortization of mortgage servicing rights. Subservicing costs are the amounts we pay to others to service loans on our behalf. Loan servicing income was $6.2 million for the nine months ended September 30, 2002, compared to $5.8 million for the comparable period in 2003.

Net Gain (Loss) on Mortgage-Related Securities and Derivatives. Net gain on mortgage-related securities and derivatives increased 448.3% from $1.0 million for the nine months ended September 30, 2002 to $5.4 million for the comparable period in 2003.

Net gain on mortgage-related securities decreased 5.3% from a $6.9 million for the nine months ended September 30, 2002 to $6.5 million for the comparable period in 2003.

Net gain (loss) on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage the interest rate risk associated with our mortgage-related securities. The risk arises because the cash we receive from our mortgage-related securities is dependent on the difference between the interest rates on the underlying loans and the yield payable to the senior security holders, or payable to the purchaser of the loans in the case of a sale with retained interests. The majority of the loans underlying our mortgage-related securities have interest rates which are fixed for the first two or three years, while the related yield payable to the senior interests or purchaser changes monthly based upon short-term LIBOR. Net loss on derivatives decreased 81.8% from $5.9 million for the nine months ended September 30, 2002, to $1.1 million for the comparable period in 2003 due to a lower rate of decline in LIBOR rates during the nine months ended September 30, 2003 as compared to the comparable period in 2002.

Expenses

Total Expenses. Total expenses increased 84.5% from $101.3 million for the nine months ended September 30, 2002 to $186.9 million for the comparable period in 2003. The increase was the result of higher salaries, wages, and benefits expense, an increase in interest expense of $26.9 million, an increase in the provision for losses of $12.6 million and increases in other variable operating expenses associated with growth in loan volume and in the number of employees.

Salaries, Wages and Benefits. Salaries, wages and benefits increased 53.3% from $51.8 million for the nine months ended September 30, 2002 to $79.5 million for the comparable period in 2003. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. The total number of employees increased by 63.2% from 1,158 at September 30, 2002 to 1,890 at September 30, 2003. The total commission and bonus expenses increased 68.5% from $27.6 million for the nine months ended September 30, 2002 to $46.4 million for the comparable period in 2003.

Interest Expense. Interest expense represents the interest incurred on all outstanding debt and securitization bond financing, as well as other costs associated with accessing our credit facilities. Interest expense increased 160.3% from $16.8 million for the nine months ended September 30, 2002, to $43.6 million for the comparable period in 2003. Our average outstanding borrowings, excluding securitization bond financing, increased from

$619.8 million to $1.2 billion consistent with the increase in the average inventory of loans held for sale; however our average borrowing rate, excluding securitization bond financing, decreased from 3.3% for the nine months ended September 30, 2002, to 2.5% for the comparable period in 2003. Our average securitization bond financing increased from $68.5 million for the nine months ended September 30, 2002 to $886.6 million for the comparable period in 2003. For the nine months ended September 30, 2002 and September 30, 2003, interest expense of $1.8 million and $18.3 million, respectively, was recognized on the securitization bond financing, which has been outstanding since the second half of 2002. As we increase the number of loans we securitize in transactions structured as financings, our related bond debt will increase, which will result in an increase in our interest expense.

Occupancy. Occupancy expense increased 60.7% from $5.0 million for the nine months ended September 30, 2002 to $8.0 million for the comparable period in 2003. The increase resulted from growth in the total number of office sites leased from 30 at September 30, 2002 to 41 at September 30, 2003 due to our penetration in new geographic markets, as well as an increase in square footage in some existing sites.

Provision for Losses. Provision for losses increased 122.5% from $10.3 million for the nine months ended September 30, 2002 to $22.9 million for the comparable period in 2003 due to an increase in our provision for market reserve on loans of $6.7 million and an increase in the allowance for losses on securitized loans of $9.1 million. The increases in our market reserve on loans and the allowance for losses on securitized loans resulted from an increase in our mortgage loans held for sale and securitized loan balances of $1.9 billion and higher loss frequency rate assumptions at September 30, 2003 as compared to September 30, 2002. These increases were partially offset by decreases in our provision for reserve for real estate owned of $1.6 million that result from foreclosures and sales of our real estate owned and our provision for loss on repurchases of $1.5 million resulting from a decrease in the dollar value of requests for repurchases from our investors. We review the adequacy of each reserve or allowance on an individual basis.

Depreciation and Amortization. Depreciation and amortization increased 82.7% from $1.8 million for the nine months ended September 30, 2002 to $3.3 million for the comparable period in 2003. The increase results from our investment in technology and infrastructure resulting from the increase in the number of employees and offices during the nine months ended September 30, 2003 as compared to the comparable period in 2002.

General and Administrative. General and administrative expenses increased 89.1% from $15.7 million for the nine months ended September 30, 2002 to $29.5 million for the comparable period in 2003. This increase resulted from an increase in loan origination volume and an increase in the number of employees as compared to 2002. Loan originations increased 93.6% from $2.9 billion for the nine months ended September 30, 2002 to $5.6 billion in the comparable period of 2003. Additionally, the total number of employees increased by 63.2% from 1,158 at September 30, 2002 to 1,890 at September 30, 2003.

Income Taxes. Income taxes increased 203.2% from $15.4 million for the nine months ended September 30, 2002 to $46.7 million for the comparable period in 2003. This increase was a result of a 203.2% increase in income before taxes from the nine months ended September 30, 2002 to the comparable period in 2003. The two major components of our effective tax rate are the federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. As our operations and profits have expanded in various states, it has created changes in our effective tax rate depending upon each particular state’s tax structure and rate.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2003

Revenues

Total Revenues. Total revenues increased 89.1% from $61.5 million for the three months ended September 30, 2002 to $116.2 million for the comparable period in 2003. This increase was due to increases in gain on sale of loans of $25.0 million, interest income of $28.0 million, and net gain on mortgage-related securities and derivatives of $2.0 million.

Gain on Sale of Loans. Total gain on sale of loans increased 62.2% from $40.2 million for the three months ended September 30, 2002 to $65.2 million for the comparable period in 2003.

The components of the gain on sale of loans are illustrated in the following table:

	Three Months Ended September 30,
	2002	2003
	(in thousands)
Gain on whole loan sales	$46,426	$64,983
Provision for premium recapture	(421)	(776)
Net gain (loss) on derivatives	(6,020)	1,709
Origination fees, net of costs	224	(679)

Gain on sale of loans	$40,209	$65,237

Gain on whole loan sales increased 40.0% from $46.4 million for the three months ended September 30, 2002 to $65.0 million for the comparable period in 2003 due to higher sales volume in 2003 and an increase in the average whole loan sale premium for these same periods. Total whole loan sales increased 85.5% from $851.2 million for the three months ended September 30, 2002 to $1.6 billion for the comparable period in 2003. This increase was due to an increase in loan originations of 85.9% from $1.2 billion for the three months ended September 30, 2002 to $2.2 billion in the comparable period of 2003, partially offset by holding $240.6 million of mortgage loans at September 30, 2003 for future securitizations. The average whole loan sales premium decreased from 4.8% for the three months ended September 30, 2002 to 4.2% for the comparable period in 2003. Our top ten loan purchasers during the three months ended September 30, 2003 were as follows in descending order: Household Mortgage Services, Morgan Stanley Mortgage Capital Inc., CIT Group, Countrywide Home Loans, Inc., Goldman Sachs, DLJ Mortgage Capital, Inc. (Credit Suisse First Boston), Residential Funding Corporation, Winter Group, Saxon Mortgage, Inc., and Aristar Mortgage Company.

Provision for premium recapture was $421,000 for the three months ended September 30, 2002, as compared to $776,000 for the comparable period in 2003.

The net gain (loss) on derivatives increased from a $6.0 million loss for the three months ended September 30, 2002 to a $1.7 million gain for the comparable period in 2003. This increase was due to a general rise in LIBOR rates during the three months ended September 30, 2003 as compared to a decline in LIBOR rates during the comparable period in 2002. In addition, during August 2002 we began using hedge accounting under SFAS No. 133 for certain derivative financial instruments used to hedge our mortgage loans held for sale.

The origination fees, net of costs, decreased from $224,000 for the three months ended September 30, 2002 to ($679,000) for the comparable period in 2003 due to the decrease in origination fees, net of broker fees paid, per loan originated for the three months ended September 30, 2003 as compared to the comparable period in 2002. The change from recognition of revenue to expense results from an increase in broker fees paid. The total gross origination fees received increased 93.5% from $13.2 million for the three months ended September 30, 2002 to $25.5 million for the comparable period in 2003, while the broker fees paid increased 107.5% from $5.4 million for the three months ended September 30, 2002 to $11.2 million for the comparable period in 2003.

Interest Income. Interest income increased 141.4% from $19.8 million for the three months ended September 30, 2002 to $47.9 million for the comparable period in 2003. The increase in interest income was due to an increase in the average inventory of loans held for sale and securitized loans from $942.0 million during the three months ended September 30, 2002 to $2.5 billion during the comparable period in 2003. Our average inventory of mortgage loans increased as we increased loan production volume, completed four securitizations of $1.5 billion of mortgage loans since June of 2002 that are accounted for as financings and intentionally extended the holding period, which was partially offset by a decrease in weighted average interest rate on the inventory of mortgage loans. Interest income of $3.4 million and $18.7 million was recognized on the securitized loans for the three months ended September 30, 2002 and September 30, 2003, respectively. In the future, to the extent we continue to complete these types of securitizations, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise.

Loan Servicing Income. Loan servicing income remained consistent at $2.0 million for the three months ended September 30, 2002 and for the comparable period in 2003.

Net Gain (Loss) on Mortgage-Related Securities and Derivatives. Net gain (loss) on mortgage-related securities and derivatives increased from a $923,000 loss for the three months ended September 30, 2002 to a $1.1 million gain for the comparable period in 2003.

Net gain on mortgage-related securities decreased 44.5% from $2.5 million for the three months ended September 30, 2002 to $1.4 million for the comparable period in 2003. The decrease results from less value related to changes in LIBOR rates during the three months ended September 30, 2003 as compared to the comparable period in 2002. In addition, we had more cash received from our mortgage-related securities than expected in our prior valuations which resulted in a gain.

Net loss on derivatives decreased 89.9% from $3.4 million for the three months ended September 30, 2002 to $348,000 for the comparable period in 2003. This decrease was due to a decrease in LIBOR rates from the date the derivative was purchased through either September 30, 2003, for the derivatives still outstanding, or to the date the derivative was settled. Although LIBOR generally increased during the three months ended September 30, 2003, it peaked near mid-quarter and generally declined thereafter.

Expenses

Total Expenses. Total expenses increased 57.4% from $42.7 million for the three months ended September 30, 2002 to $67.2 million for the comparable period in 2003. The increase was the result of higher salaries, wages, and benefits expense, an increase in interest expense of $8.6 million, an increase in the provision for losses of $1.0 million and increases in other variable operating expenses associated with growth in loan volume and in the number of employees.

Salaries, Wages and Benefits. Salaries, wages and benefits increased 39.1% from $20.6 million for the three months ended September 30, 2002 to $28.7 million for the comparable period in 2003. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. The total number of employees increased by 63.2% from 1,158 at September 30, 2002 to 1,890 at September 30, 2003. The total commission and bonus expenses increased 42.6% from $12.3 million for the three months ended September 30, 2002 to $17.6 million for the comparable period in 2003.

Interest Expense. Interest expense increased 107.5% from $8.0 million for the three months ended September 30, 2002, to $16.6 million for the comparable period in 2003. Our average outstanding borrowings, excluding securitization bond financing, increased from $787.9 million to $1.4 billion consistent with the increase in the average inventory of loans held for sale; however our average borrowing rate, excluding securitization bond financing, decreased from 3.3% for the three months ended September 30, 2002, to 2.4% for the comparable period in 2003. Our average securitization bond financing increased from $205.5 million for the three months ended September 30, 2002 to $1.1 billion for the comparable period in 2003. For the three months ended September 30, 2002 and September 30, 2003, interest expense of $1.8 million and $7.0 million, respectively, was recognized on the securitization bond financing, which has been outstanding since the second half of 2002. As we increase the number of loans we securitize in transactions structured as financings, our related bond debt will increase, which will result in an increase in our interest expense.

Occupancy. Occupancy expense increased 61.3% from $1.9 million for the three months ended September 30, 2002 to $3.1 million for the comparable period in 2003. The increase resulted from growth in the total number of office sites leased from 30 at September 30, 2002 to 41 at September 30, 2003 due to our penetration in new geographic markets, as well as an increase in square footage in some existing sites.

Provision for Losses. Provision for losses increased 18.0% from $5.5 million for the three months ended September 30, 2002 to $6.5 million for the comparable period in 2003 due to an increase in our provision for market reserve on loans of $641,000 and an increase in the allowance for losses on securitized loans of $3.4 million. The increases in our market reserve on loans and the allowance for losses on securitized loans resulted from an increase in our mortgage loans held for sale and securitized loan balances of $1.9 billion and higher loss frequency rate assumptions at September 30, 2003 as compared to September 30, 2002. These increases were partially offset by a decrease in our provision for reserve for repurchases of $1.9 million and a decrease in our provision for reserve for real estate owned of $679,000 resulting from a decrease in the dollar value of requests for repurchases from our investors, and foreclosures and sales of our real estate owned. We review the adequacy of each reserve or allowance on an individual basis.

Depreciation and Amortization. Depreciation and amortization increased 80.3% from $699,000 for the three months ended September 30, 2002 to $1.3 million for the comparable period in 2003. The increase results from our investment in technology and infrastructure resulting from the increase in the number of employees and offices during the three months ended September 30, 2003 as compared to the comparable period in 2002.

General and Administrative. General and administrative expenses increased 86.6% from $5.9 million for the three months ended September 30, 2002 to $10.9 million for the comparable period in 2003. This increase resulted from an increase in loan origination volume and an increase in the number of employees as compared to 2002. Loan originations increased 85.9% from $1.2 billion for the three months ended September 30, 2002 to $2.2 billion in the comparable period of 2003. Additionally, the total number of employees increased by 63.2% from 1,158 at September 30, 2002 to 1,890 at September 30, 2003.

Income Taxes. Income taxes increased 161.4% from $7.5 million for the three months ended September 30, 2002 to $19.6 million for the comparable period in 2003. This increase was a result of a 161.1% increase in income before taxes from the three months ended September 30, 2002 to the comparable period in 2003. The two major components of our effective tax rate are the federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. As our operations and profits have expanded in various states, it has created changes in our effective tax rate depending upon each particular state’s tax structure and rate.

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

Our liquidity strategy is to maintain sufficient and diversified warehouse credit facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to maintain the ability to execute our own securitizations. This provides us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate. At September 30, 2003, our leverage ratio (defined as total liabilities divided by our stockholders’ equity) was approximately 16.3:1. Because we seek to build our sources of future earnings through portfolio growth, we intend to maintain our debt to equity ratio generally in a range at or near its current level and will continue to monitor it on a regular basis in the future. We use our various warehouse credit facilities to finance the actual funding of our loan originations. We then sell or, to a lesser extent, securitize our mortgage loans within three or four months of origination and pay down the warehouse credit facilities with the proceeds. At September 30, 2003, we had voluntary and recoverable warehouse line paydowns of $64.7 million that increased our warehouse line availability by a corresponding amount. These voluntary and recoverable warehouse line paydowns of $64.7 million plus cash of $22.5 million brought our total liquidity to $87.2 million at September 30, 2003. The majority of our current warehouse credit facilities are committed lines, which means that the lender is obligated to fund up to the committed amount subject to our meeting various financial and other covenants. Certain of our warehouse lines are, and in the future may be, uncommitted, which means that the lender may fund the uncommitted amount at its discretion. The majority of our current warehouse credit facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documents. Our warehouse facilities generally have a one year term.

Except as otherwise noted below, all of our warehouse credit facilities accrue interest at a rate based upon one-month LIBOR plus a specified spread and as of November 14, 2003 have other material terms and features as follows:

(in millions) Warehouse Lender	Inception Date	Committed Amount	Uncommitted Amount	Total Facility Amount	Portion Available for Wet Funding	Expiration Date
Lehman Brothers Bank, FSB and Affiliate	1997	$400	$—	$400	$90	January 31, 2004
Residential Funding Corporation	1999	$300	$—	$300	$150	January 31, 2005
Morgan Stanley Mortgage Capital Inc.	2001	$500	$—	$500	$100	May 1, 2004
Household Commercial Financial Services, Inc.	2001	$40	$—	$40	$40	July 31, 2004
CDC Mortgage Capital, Inc.	2002	$325	$—	$325	$130	October 6, 2004
Credit Suisse First Boston Mortgage Capital LLC	2002	$150	$150	$300	$60	November 21, 2003
Goldman Sachs Mortgage Company	2003	$400	$—	$400	$50	April 21, 2004
Merrill Lynch Mortgage Company	2003	$300	$—	$300	$120	October 8, 2004

Total		$2,415	$150	$2,565	$740

Most of our credit facilities include sublimits for aged and delinquent loans, as well as for REO (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure).

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

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Securitization bond financing	$1,311,476	$38,666	$672,592	$432,631	$167,587
Warehouse and residual interest credit facilities	1,524,999	1,524,999	—	—	—
Capital lease obligations	57	28	29	—	—
Operating lease obligations	21,224	1,310	10,302	8,548	1,064
Purchase obligations	—	—	—	—	—
Other long-term liability reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$2,857,756	$1,565,003	$682,923	$441,179	$168,651

Off-Balance Sheet Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our borrowers. These financial instruments primarily represent commitments to individual borrowers to fund their loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the statement of financial position. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various terms and conditions. These commitments totaled $136.2 million and $234.0 million as of December 31, 2002 and September 30, 2003, respectively.

We periodically enter into commitments to sell loans, which commitments generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee. Loan sale commitments totaled $319.5 million and $1.4 billion at December 31, 2002 and September 30, 2003, respectively.

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

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted the standard as of July 1, 2003, as required, and the adoption of such pronouncement did not have a material impact on our results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. We adopted the standard as of July 1, 2003, as required, and the adoption of such interpretation did not have a material impact on our results of operations, financial position or cash flows.

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

Risks Related to Our Business

We finance borrowers with lower credit ratings. The subprime loans we originate generally have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans that we hold or that we are required to repurchase, the loss of our servicing rights and damage to our reputation as a loan servicer.

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

We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if a loan becomes more than 30 days delinquent for the first payment due to the purchaser on the loan after sale, or in any sale or securitization if the loan materially violates our representations or warranties. At September 30, 2003, mortgage loans held for sale included approximately $12.8 million of loans repurchased. Our total provision for losses was $22.9 million for the nine months ended September 30, 2003. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate (including loans in foreclosure and converted into real estate owned) for our servicing portfolio was 1.9% at September 30, 2003. Historically, our delinquency rate has increased, and may increase in the future, as the mortgage loans in our portfolio age.

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

Since inception, a significant portion of the mortgage loans we have originated, purchased or serviced has been secured by property in California. For the nine months ended September 30, 2003, approximately 33% of the unpaid principal balance of the loans we originated were collateralized by properties located in California. As of September 30, 2003, approximately 34% of the unpaid principal balance of loans we serviced were collateralized by properties located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or wildfire, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

The intense competition in the subprime mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail and wholesale structure and information and technology systems to compete effectively. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could significantly harm our business, financial condition, liquidity and results of operations. In addition, we rely on software and other technology-based programs to gather and analyze competitive and other data from the marketplace. Problems with our technology or inability to implement technological changes may, therefore, result in delayed detection of trends.

Competition in the industry can take many forms, including interest rates and costs of a loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the subprime mortgage industry. Price competition could prevent us from raising rates in response to a rising cost of funds or cause us to lower the interest rates that we charge borrowers, which could adversely impact our profitability and lower the value of our loans. If our competitors adopt less stringent underwriting standards, we will be pressured to do so as well, which would result in greater loan risk without compensating pricing. If we do not relax underwriting standards in response to our competitors, we may lose market share. Any increase in these pricing and underwriting pressures could reduce the volume of our loan originations and sales and significantly harm our business, financial condition, liquidity and results of operations.

An increase in interest rates could result in a reduction in our loan origination volumes, an increase in delinquency, default and foreclosure rates and a reduction in the value of and income from our loans.

The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult.

•	Existing borrowers with adjustable-rate mortgages may incur higher monthly payments as the interest rate increases, which may lead to higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a loan, the value that we receive upon the sale or securitization of the loan decreases.

•	The cost of financing our mortgage loans prior to sale or securitization is based primarily upon LIBOR. The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first two or three years. If LIBOR increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 2.4% for the nine months ended September 30, 2003.

•	When we securitize loans or sell loans with retained interests, the value of and the income we receive from the securitized loans subject to portfolio-based accounting and the mortgage-related securities we retain are also based on LIBOR to the extent the underlying loans have an adjustable interest rate. This is because the income we receive from these mortgage loans and mortgage-related securities is based on the difference between the fixed rates payable on the loans for the first two or three years, and an adjustable LIBOR-based yield payable to the senior security holders or loan purchasers. We also have interest rate risk when the loans become adjustable after their two or three year fixed rate period. This is due to the loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds.

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

As of September 30, 2003, we financed substantially all of our loans through seven separate warehouse credit facilities. Each of these facilities is cancelable by the lender for cause at any time and at least one is cancelable at any time without cause. These facilities generally have a renewable, one-year term. Because these are short-term commitments of capital, the lenders may respond to market conditions which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, if we default on our covenants or are otherwise unable to access funds under any of these facilities, or if the lenders do not honor their commitments for any reason, we will have to curtail our loan origination activities. This would result in decreased revenues and profits from loan sales.

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

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 1998, we had approximately 340 employees and by September 30, 2003, we had 1,890 employees. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales, servicing and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. In addition, competition and increasing regulation may increase our reliance on technology as a means to improve efficiency. Implementing this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive or our business will be significantly harmed.

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease.

A significant majority of our originations of mortgage loans comes from independent brokers. During the nine months ended September 30, 2003, 89.2% of our loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

When we originate mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information, and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation. Even though we may have rights against persons and entities who made or knew about the misrepresentation, such persons and entities are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered as a result of their actions.

We have controls and processes designed to help us identify misrepresented information in our loan origination operations. We cannot assure you, however, that we have detected or will detect all misrepresented information in our loan originations.

We are subject to losses due to fraudulent and negligent acts in other parts of our operations. For instance, during 2001, we discovered that an employee had misappropriated funds from us in concert with third parties, resulting in an overstatement of losses on real estate owned, which are included in the provision for losses in our consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001. We have estimated that approximately $800,000 was misappropriated from us during that period. We have filed an insurance claim to recover the misappropriated funds. During 2002, we recovered $340,000 of the loss from our insurance claim, which is included in other income in the consolidated statements of operations. During the nine months ended September 30, 2003, we recovered an additional $359,000 of the loss from our insurance claim. In addition, in July 2003, we received approximately $263,000 in court-ordered restitution. We, in turn, attempted to remitt the excess of our actual losses to our insurance carrier in reimbursement of amounts paid by the insurer and as required under our policy terms. The funds were rejected by the insurance company and on October 30, 2003 we were served with a lawsuit by our insurer, alleging breach of contract and seeking the amount we received in court-ordered restitution. Our ability to recover the remaining losses is uncertain, and accordingly, no amounts have been accrued for any potential recoveries.

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

A loan that does not comply with these representations and warranties may take longer to sell, impact our ability to obtain third party financing, be unsaleable or saleable only at a discount. If such a loan is sold before we detect a non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any such losses, either of which could reduce our cash available for operations and liquidity. We believe that we have qualified personnel at all levels and have established controls to ensure that all loans are originated to the market’s requirements, but we cannot assure you that we will not make mistakes, or that certain employees will not deliberately violate our lending policies. We seek to minimize losses from defective loans by correcting flaws if possible and selling or re-selling such loans. We also create allowances to provide for defective loans in our financial statements. We cannot assure you, however, that losses associated with defective loans will not harm our results of operations or financial condition.

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

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the securitized loans we serviced during the nine months ended September 30, 2003, 26.5% (annualized) were prepaid. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of loans with prepayment penalties with terms of one to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

We are exposed to environmental liabilities, with respect to properties that we take title to upon foreclosure, that could increase our costs of doing business and harm our results of operations.

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

Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and we have relied on the federal Alternative Mortgage Transactions Parity Act (the “Parity Act”) and related rules issued in the past by the Office of Thrift Supervision (the “OTS”) to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption which federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS released a new rule that, as of July 1, 2003, reduced the scope of the Parity Act preemption preventing us from relying on the Parity Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption requires us to comply with state restrictions on prepayment penalties. This may place us at a competitive disadvantage relative to financial institutions that continue to enjoy federal preemption of such state restrictions because such institutions are able to charge prepayment penalties without regard to state restrictions and thereby may be able to offer loans with interest rate and loan fee structures that are more attractive than we are able to offer.

In addition, on April 24, 2003, a New Jersey state appellate court relied on the new OTS rule to find that the Parity Act does not preempt New Jersey state law restrictions on prepayment penalties. This ruling is contrary to previous published court opinions which have upheld such preemption under the Parity Act, including a May 8, 2000 decision by the United States District Court in New Jersey which upheld such preemption with respect to New Jersey state law. Nonetheless, if the New Jersey state court’s decision were followed by other courts, it might call into question the validity of prepayment penalty provisions under which we have previously collected prepayment penalties and which we continued to include in our loan documentation prior to July 1, 2003 on the basis of the Parity Act exemption.

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

It is against our policy to engage in predatory lending practices, and we have generally avoided, and will continue to avoid, originating loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations, because the rating agencies generally will not rate securities backed by such loans and the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. The continued enactment of these laws, rules and regulations may prevent us from making certain loans, may cause us to cease operations in certain jurisdictions altogether and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for subprime loans, making it difficult to fund, sell or securitize any of our loans. If we decide to relax our restrictions on loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could significantly harm our business, financial condition, liquidity and results of operations.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks generally represent the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Our market risk relates primarily to interest rate fluctuations. We may be directly affected by the level of and fluctuations in interest rates, which affect the spread between the rate of interest received on our mortgage loans and the related financing rate. Our profitability could be adversely affected during any period of unexpected or rapid changes in interest rates, by impacting the value of loans held for sale and loans sold with retained interests. A significant change in interest rates could also change the level of loan prepayments, thereby adversely affecting our long-term net interest income and servicing income.

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

As of September 30, 2003:

	+50 bp	+100 bp	-50 bp	-100 bp
Change in fair value of mortgage loans committed and held for sale	$(15,721,598)	$(31,143,145)	$16,031,443	$32,383,522
Change in fair value of derivatives related to mortgage loans committed and held for sale	13,275,400	26,540,000	(13,286,580)	(26,580,000)
Change in fair value of mortgage-related securities and securitized loans subject to portfolio-based accounting	(8,034,498)	(15,891,101)	8,218,865	16,618,005
Change in fair value of derivatives related to mortgage-related securities and securitized loans subject to portfolio-based accounting	7,310,069	14,785,700	(7,162,388)	(14,193,729)

Net change	$(3,170,627)	$(5,708,546)	$3,801,340	$8,227,798

As of December 31, 2002:

	+50 bp	+100 bp	-50 bp	-100 bp
Change in fair value of mortgage loans committed and held for sale	$(8,200,836)	$(16,249,703)	$8,357,680	$16,877,323
Change in fair value of derivatives related to mortgage loans committed and held for sale	5,825,000	11,650,000	(5,825,000)	(11,650,000)
Change in fair value of mortgage-related securities and securitized loans subject to portfolio-based accounting	(6,321,095)	(12,469,774)	6,505,369	13,212,402
Change in fair value of derivatives related to mortgage-related securities and securitized loans subject to portfolio-based accounting	3,860,383	7,761,212	(3,793,863)	(7,592,968)

Net change	$(4,836,548)	$(9,308,265)	$5,244,186	$10,846,757

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

PART II

ITEM 1. Legal Proceedings

There were no new material developments in the third quarter of 2003. For more information concerning our pending legal proceedings, see amendment number 10 to our Registration Statement on Form S-1 and our Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities Exchange Commission on February 14, 2003 and August 14, 2003, respectively.

ITEM 2. Changes in Securities and Use of Proceeds

Concurrently with the Company’s initial public offering, on February 20, 2003, the Company sold 510,697 shares of common stock to an affiliate of one of its underwriters, FBR Asset Investment Corporation, at a price equal to $7.44 per share, or gross proceeds of approximately $3.8 million. There were no underwriters used in connection with this transaction. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, based on the fact that it only offered the shares to one accredited investor in a transaction not involving a public offering.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three month period ended September 30, 2003.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page Ex-1.

(b) Reports on Form 8-K

Report on Form 8-K dated July 29, 2003 attaching the Company’s July 28, 2003 press release regarding the Company’s financial results for the fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003

ACCREDITED HOME LENDERS HOLDING CO.

BY:	/s/ JAMES A. KONRATH

James A. Konrath Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JOHN S. BUCHANAN

John S. Buchanan Chief Financial Officer (Principal Financial and Accounting Officer)

S-1

EXHIBIT INDEX

2.1	(1)	Agreement and Plan of Merger

3.1	(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2	(2)	Bylaws of the Company.

4.1	(2)	Specimen Common Stock Certificate.

4.2	(3)	Second Amended and Restated Investors’ Rights Agreement.

10.1	(3)	2002 Stock Option Plan of the Company.

10.2	(3)	2002 Employee Stock Purchase Plan of the Company.

10.3	(2)	Deferred Compensation Plan.

10.4	(2)	Deferred Compensation Plan Trust Agreement.

10.5	(4)	Form of Stock Purchase Agreement and Registration Rights Agreement, attached as Exhibit A thereto, by and between the Company and FBR Asset Investment Corporation.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(5)	Ceritfication of Chief Executive Officer.

32.2	(5)	Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 28, 2003.
(2)	Incorporated by reference to amendment number 3 to the Company’s Registration Statement on Form S-1 (File No. 333-91644) dated November 12, 2002.
(3)	Incorporated by reference to amendment number 1 to the Company’s Registration Statement on Form S-1 (File No. 333-91644) dated August 20, 2002.
(4)	Incorporated by reference to amendment number 6 to the Company’s Registration Statement on Form S-1 (File No. 333-91644) dated January 21, 2003.
(5)	The information contained in these certifications is furnished to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be incorporated by reference into any filing with the Securities and Exchange Commission made by the Company whether before or after the date hereof, regardless of any general incorporation language in such filing.

EX-1