Form 10-K
period 2003-12-31
ACCREDITED HOME LENDERS HOLDING CO
filed 2004-03-26
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-50179

ACCREDITED HOME LENDERS HOLDING CO.

(Exact name of registrant as specified in its charter)

Delaware	04-3669482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15090 Avenue of Science

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 was $296,061,485.

The number of outstanding shares of the registrant’s common stock as of March 15, 2004 was 20,639,914.

INCORPORATION BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2004 Annual Meeting of Stockholders, subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2003.

SERVICE MARKS AND TRADE NAMES

Accredited Home Lenders®, Home Funds Direct® and Axiom Financial Services® and their related logos are registered service marks of Accredited Home Capital, Inc., a wholly-owned subsidiary of the registrant’s wholly-owned subsidiary, Accredited Home Lenders, Inc.

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

The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	changes in demand for, or value of, mortgage loans due to the attributes of the loans we originate; the characteristics of our borrowers; and fluctuations in the real estate market, interest rates or the market in which we sell or securitize our loans;

•	a general deterioration in economic or political conditions;

•	our ability to protect and hedge our mortgage loan portfolio against adverse interest rate movements;

•	changes in government regulations that affect our ability to originate and service mortgage loans;

•	changes in the credit markets, which affect our ability to borrow money to originate mortgage loans;

•	the degree and nature of our competition;

•	our ability to employ and retain qualified employees; and

•	the other factors referenced in this report, including, without limitation, under the sections entitled “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “ITEM 1. Business—Risk Factors That May Affect Our Future Results.”

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

PART I

ITEM 1.    Business

General Development of Our Business

We formed Accredited Home Lenders, Inc. as a California corporation in May 1990 under the name Preferred Home Lenders, Inc. We changed our name to MSK Financial Services, Inc. in July 1990, and to Accredited Home Lenders, Inc. in October 1995. In February 2003, we reorganized our company such that Accredited Home Lenders, Inc. became a wholly-owned operating subsidiary of Accredited Home Lenders Holding Co., a Delaware corporation. Shortly after the reorganization, Accredited Home Lenders Holding Co. completed its initial public offering and became listed on the NASDAQ National Market under the symbol “LEND.”

Description of Our Business

We are a nationwide mortgage banking company that originates, finances, sells, securitizes and services non-prime mortgage loans secured by residential real estate. We focus on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. We originate loans primarily based upon the borrower’s willingness and ability to repay the loan and the adequacy of the collateral. Our experienced management team has developed incentive programs, technology tools and business processes that focus our employees on originating non-prime mortgage loans with the financial and other characteristics that generate profits for us. We believe that this business approach has contributed to our disciplined growth in both origination volume and profits.

In 2003, approximately 89% and 11% of our loan originations were originated through our wholesale and retail channels, respectively. In 2003, our wholesale loan originations were originated through approximately 6,800 brokers. Prior to funding, each loan we originate is underwritten by our employees to confirm that the loan is priced commensurate with its risk as determined in accordance with our underwriting guidelines. We finance the origination of our loans under one of eight secured warehouse facilities. As of March 15, 2004, these facilities provided us with approximately $2.7 billion of credit capacity.

We conduct an analysis to find and select the optimal disposition strategy for each loan. We have primarily disposed of our loans in whole loan sales and to a lesser extent in securitizations and loan sales with retained interests. We have begun using structures that require financing treatment rather than sale treatment for our securitizations. During 2002 and 2003, we completed five securitizations totaling $2.0 billion structured as financings. On all of the loans that we securitize or sell with retained interests, we retain the rights to service the loans.

We have developed incentive programs, technology tools and business processes that reward performance and that we believe result in the optimal balance among these competing factors that are described below. Our incentive programs compensate our employees based upon one or more of these factors. Our technology tools, such as our Revenue Calculator and our profit and loss tools, provide the real-time information that an employee needs to estimate the employee’s compensation and simultaneously meet our overall loan quality and profitability goals. Our business processes incorporate cross-departmental review and feedback that are designed to assist each department in maximizing the quality and profitability of each loan originated. We have developed our incentive programs, technology tools and business processes over time, and we are constantly reviewing and updating them to meet our evolving needs. We believe that this business approach has contributed to our disciplined growth in both origination volume and profits.

Our Incentive Program

One of our most distinguishing characteristics is that our incentive structure rewards employees throughout our company based upon the criteria that best align each individual’s compensation with our overall objectives.

•	Loan Origination/Origination Support. Our profit and loss tools promptly allocate to our loan origination teams both profits from performing loans as well as prospective losses from problem loans and recaptured premiums from loans that paid off early. This allocation affects the personal compensation of our loan origination staff. In addition, production managers are compensated on their profit and volume achievements. Because the information can be accessed directly by all origination support personnel through our technology tools, they have an immediate understanding of the financial impact of their decisions and therefore are motivated to act in the manner that benefits themselves and our company.

•	Underwriting. Bonuses are paid to our underwriting staff based not only upon the number of loans closed per person, but also upon the number of loans we sell at a profit. Loans that do not sell at full or anticipated value or that must be repurchased, count against this measure. Therefore, underwriters are motivated to accurately describe, correctly grade, and approve only loans that can be sold within 120 days of origination and that generate profits for our company.

•	Capital Markets. Our capital markets staff is compensated based upon their successful execution of the disposition strategy for the mortgage loans that management has formulated for that month. In addition, they are compensated based upon their ability to sell loans that fall outside of the normal underwriting guidelines.

•	Servicing. Our servicing employees are compensated based upon low delinquency rates and loan loss rates, which motivates a proactive collections and liquidations approach.

•	Senior and Executive Management. Senior managers are compensated based upon our achievement of profit and other financial and operational goals set forth in an operating plan at the beginning of each year and approved by our board of directors. Our compensation committee is required to approve individual bonuses for senior managers based upon each manager’s contribution to our overall profitability.

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

Our Technology and Management Tools

Our technology department, in collaboration with our operations department, finance department and business intelligence department, has developed customized versions of commercially available software. Our suite of technology tools enables us to effectively achieve the goals that we have established for our employees individually and for our company as a whole. The principal technology tools that are integral to this effort are:

•

Revenue Calculator. The Revenue Calculator is our software tool that integrates pricing information from our actual loan sales with our loan origination operations. Our retail loan officer or wholesale account executive inputs information into the Revenue Calculator about the characteristics of the loan and the borrower, including the interest rate, prepayment penalty, fees, the loan-to-value ratio (“LTV”), and the credit score of the borrower. The Revenue Calculator provides each loan origination team with loan price information on a real-time basis. Our loan origination teams can modify various attributes of the loan they are originating to price for the risk we are taking. However, in order to prevent structuring loans that are unfair to the borrower, as loan features are changed to increase the cost of the loan to the borrower, the impact of the changes on the value given to the loan by the Revenue Calculator decreases and in some cases is capped. They can then immediately see how the value of the loan is increased or decreased from the point of view of the secondary market and likewise how their compensation for that loan will be increased or decreased. The Revenue Calculator also provides the cost structure per loan for each account executive based upon that individual’s closing ratio and share of division-level expense. Accordingly, each member of our origination team is focused on pricing for the risk we take and producing profitable loans. To maintain the accuracy of our Revenue Calculator, we update this loan pricing model at least monthly, and sometimes more often, based upon actual loan sales and input from loan purchasers.

•	Profit and Loss Tools. We have additional tools that measure the profitability of various operating units. The Profit Center Report system (“PCR”) provides comprehensive revenue and expense information for each operating unit, including a full allocation of corporate expenses. The Problem Loan Report system (“PLR”) generates reports that allocate losses on loans back to the team that originated such loans. These reports also show the profit and loss of every other team in that team’s division, the total division, every other division in our company and our company as a whole, allowing each unit to compare its performance to that of the other units. Each team’s operations and sales managers are also compensated on their team’s profitability and have a strong incentive and the necessary information to reduce expenses and increase the value of their loan production.

•	LOIS. We have a version of Eastern Software’s Empower loan origination program that we have configured for our use and are using in our workflow processes. We call the system “LOIS,” an acronym for Loan Origination Information System, and it supports the entire loan origination process. This data system combines all the information regarding a loan, flags any potential underwriting problems, enables documentation and electronic transmittal and facilitates the loan closing process, and populates our enterprise data warehouse. See “—Our Underwriting Process and Guidelines.”

We have designed these tools to enhance our compliance with laws, including laws regarding unfair loans or “predatory” lending. For example, our Revenue Calculator contains controls that are designed to eliminate economic incentives to our employees for structuring loans that are unfair to the borrower. As loan features are changed to increase the cost of the loan to the borrower, the impact of the changes on the value given to the loan by the Revenue Calculator decreases and in some cases is capped. This has the effect of discouraging our employees from originating loans that might be characterized as unfair or predatory. In addition, we have established across-the-board limits on the total fees payable by the borrower to us and to our independent brokers. We have incorporated these limits into LOIS. Accordingly, each member of the origination team is focused on originating loans that we believe are fair relative to the risk we assume and the benefit we seek to provide to our borrowers. We endeavor to input the laws, rules and regulations into our technology tools, thereby substantially reducing human error as a source of non-compliance. In addition, our loan underwriters are required to make a determination that each loan we originate is beneficial to the borrower.

Our Business Processes—Teamwork And Checks And Balances

We have two principal components to our business. We originate and underwrite loans, and we sell or securitize and service our loans. We have an integrated approach to these activities that encourages teamwork and the sharing of information across divisions. Our approach also promotes slightly different goals for different divisions that results in meaningful, real-time, daily checks and balances throughout our organizational structure.

Sharing information among our divisions gives each team the information it needs to optimize its performance. For example, our credit committee determines our underwriting guidelines and is composed of the Director of Capital Markets (who is responsible for loan disposition), the Director of Operations (who is responsible for underwriting and servicing), the Director of Credit Administration (who is responsible for maintaining underwriting guidelines) and the President and Chief Operating Officer (who is responsible for, among other things, loan production). Others invited to make contributions to these policies may include the Director of Underwriting, the manager of the inventory control unit (which deals with problem loans), and the manager of internal audit and quality control. Our secondary marketing committee includes the Director of Operations, the Director of Capital

Markets, the Secondary Marketing Manager, the Executive Vice President, as well as the Chief Financial Officer and Chief Executive Officer, to ensure that balance sheet considerations, secondary market considerations, loan performance objectives and marketing matters are all taken into account. These committees share information to optimize decisions, but the decisions are still made by functional managers.

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

These checks and balances have been built into our origination and underwriting processes and are bolstered by our incentive programs and technology tools. Our loan officers and account executives work closely with our underwriting group to ensure that the loan applications that they originate meet the quality standards necessary to make it through the underwriting and funding process. The first step is a comprehensive underwriting by the origination team supporting our account executives and loan officers. Then, before the loan documents can be prepared, the loan is reviewed and audited by a corporate underwriter who does not report to the origination team. When the team has gathered any required conditions (sometimes called stipulations), loan documents are reviewed by the documents and funding team or a corporate underwriter before funding. After funding the loan documents are reviewed by our documents and funding teams again to ensure accuracy, to make corrections to the documents if necessary and to reflect any changes that may have been made by the closing agent.

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

Mortgage Loan Origination

We have been originating non-prime mortgage loans as a broker since 1990 and have been funding such loans since 1993. We originated approximately $8.0 billion of mortgage loans in 2003 on a nationwide basis. In 2003, approximately 89% and 11% of our loan originations were originated through our wholesale and retail channels, respectively. In 2003, our wholesale loan originations were originated through approximately 6,800 brokers. These independent brokers throughout the country work with over 360 account executives in our eight wholesale divisions. In 2002 and 2003, our top ten brokers represented in the aggregate less than 6% and 7%, respectively, of our total loan origination volume. As of December 31, 2003, our retail channel originated mortgages through our 285 loan officers working in our 29 retail branches and generated leads primarily through telemarketing, direct mail and the Internet.

The following table summarizes information regarding our total loan originations:

	Year Ended December 31,
	2001	2002	2003
Aggregate Loan Production(1)
Total volume (in thousands of dollars)	$2,324,398	$4,302,891	$7,958,309
Average principal balance per loan	$112,873	$122,106	$127,323
Combined weighted average initial LTV	84.7%	87.6%	89.1%
Net cost to originate(2)	2.7%	2.3%	2.1%

Aggregate Loan Production by Borrower Purpose
Cash-out refinance, including debt consolidation	58.6%	54.7%	52.4%
Purchase	35.3%	37.5%	38.5%
Rate and/or term refinance	6.1%	7.8%	9.1%

Wholesale Loan Production (3)
Total volume (in thousands of dollars)	$2,117,250	$3,900,186	$7,118,369
Percentage of total originations	91.1%	90.6%	89.4%
Average principal balance per wholesale loan	$111,481	$121,531	$128,727
Average volume production per account executive (in thousands of dollars)	$14,096	$18,617	$23,416
Combined weighted average initial LTV	85.2%	88.0%	89.7%
Cost to produce wholesale loans, net of fees(2)	2.7%	2.3%	2.1%

Retail Loan Production (3)
Total volume (in thousands of dollars)	$207,033	$401,162	$838,869
Percentage of total originations	8.9%	9.3%	10.5%
Average principal balance per retail loan	$129,396	$128,908	$116,542
Average volume production per loan officer (in thousands of dollars)	$2,391	$3,371	$3,884
Combined weighted average initial LTV(4)	79.5%	83.2%	84.4%
Cost to produce retail loans, net of fees(2)	3.0%	2.1%	1.8%

(1)	Represents wholesale originations, retail originations, and loans purchased from others.
(2)	Net cost to originate loans is defined as total operating expenses (total expenses less interest expense and provision for losses), less loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes.
(3)	Not inclusive of other loan originations, which represents loans funded that do not conform to standard investor guidelines.
(4)	Not inclusive of loans brokered to other lenders.

Wholesale Channel

Our wholesale channel originates non-prime mortgage loans through relationships with businesses that broker mortgage loans, including small mortgage bankers, local banks and businesses that only broker mortgage loans. We provide a variety of mortgage products to help these brokers provide better service to their borrowers. These brokers rely upon our account executives and our regional processing teams whom we believe provide consistently superior customer service.

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

While account executives are the main sources for new brokers, new brokers also enter our wholesale network from other sources. A broker must provide business references, a current copy of the license under which the broker operates, a W-9 form and an executed mortgage originator agreement. Our broker administration unit screens brokers, prevents loans from proceeding in LOIS for brokers whose licenses have expired, and prevents loans from funding if the broker has been disapproved.

Mortgage brokers receive compensation in the form of points and fees paid by borrowers, yield spread premium paid by the lender, or a combination of these items. The loan programs we offer brokers are comparable to those offered by our competitors; however, we believe we compete for brokers primarily based upon the quality of the service we provide, particularly those with whom we cultivate key account relationships. We guarantee turn-around times, we offer coherent, presentable approvals, personal contact and a comprehensive menu of products for our customers, and we endeavor to make it easier to do business with us than with our competitors. In exchange, we minimize yield spread premium to mortgage brokers, we avoid unwarranted credit exceptions, and we charge for the risk we take. We believe that our focus on quality service and reliability will enable us to increase our loan originations.

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

Retail Channel

Historically, a lesser percentage of our loan originations has been originated through our retail channel. Our retail channel originates mortgage loans through two different organizational structures: Axiom Financial Services and Home Funds Direct.

As of December 31, 2003, our Axiom Financial Services division originated non-prime mortgage loans through Axiom’s 25 branch offices, located predominantly in California and other western states. Our Axiom loan officers interact with borrowers in Axiom’s branch locations, primarily through telemarketing, direct mail and Internet solicitations. Axiom loan officers are also encouraged to develop some personal loan referral sources. The proximity of the branch offices to certain of our prospective borrowers is helpful in closing the loans. As part of our efforts to manage the credit risk of loans originated in our Axiom offices, all loan underwriting, closing, funding and shipping are done centrally out of Axiom’s divisional headquarters located in Anaheim, California. A typical Axiom branch consists of approximately seven employees, including a branch manager, five loan officers and one loan processor.

We also originate loans through our centralized retail division, Home Funds Direct, which as of December 31, 2003 had four offices in Sacramento, California; Pittsburgh, Pennsylvania; San Antonio, Texas; and Atlanta, Georgia. Home Funds Direct is a centralized retail division, with little expectation that there will be face-to-face contact with the borrower. The marketing concept is for loan officers in our centralized retail branches to use telemarketing and direct mail to reach prospective borrowers in target markets. These locations have a larger group of experienced personnel, and have the ability to fully process and underwrite loans, subject to our corporate underwriting oversight policies.

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

Our Underwriting Process and Guidelines

Each mortgage loan that we originate is underwritten prior to loan closing in accordance with our underwriting guidelines. We have developed underwriting processes and criteria that we believe generate high-quality non-prime loans. Our underwriting guidelines are designed to help us evaluate a borrower’s credit history, his or her capacity, willingness and ability to repay the loan, and the value and adequacy of the collateral. In addition, we review credit scores derived from the application of one or more nationally recognized credit-scoring models. Our underwriting philosophy is to analyze the overall situation of the borrower and to take into account compensating factors that may be used to offset certain areas of weakness, including employment stability, number of years at residence and disposable income. Based upon this analysis and the information derived from the Revenue Calculator, we determine loan terms and conditions to produce loans that are appropriately- priced and sized, meet our quality standards, and are profitable. In addition, our underwriters must determine what we believe to be a benefit to the borrower for each loan they underwrite. Our underwriting process and guidelines require a rigorous application review and documentation designed to maximize the value of our mortgage loans. On average, it takes us 23 days from the day we first receive the application until we fund the loan.

Our Underwriting Personnel. All of our loan underwriting is performed by our underwriting personnel, and we do not delegate underwriting authority to any broker or third party. Each loan origination team underwrites our loans subject to the final approval of our corporate underwriters. In addition to the daily supervision of all underwriting decisions, these corporate underwriters conduct regular training sessions on emerging trends in production, as well as provide feedback to the loan origination teams from the monthly problem loan reports. Each corporate underwriting manager reports, not through the loan origination organization, but to the Director of Underwriting, who in turn reports to the Director of Operations. Our corporate underwriters generally have a minimum of ten years of industry experience, and many have been with us for more than five years. Our Directors of Underwriting and Operations each have over 20 years of industry experience.

Our Underwriting Guidelines. Our underwriting guidelines are established by our credit committee, which is composed of the Director of Capital Markets, the Director of Operations, the Director of Credit Policy, and the President and Chief Operating Officer. Others invited to make contributions to these policies include the Director of Underwriting, the manager of the inventory control unit, and the manager of internal audit and quality control. The credit committee meets regularly to review proposed changes to underwriting guidelines. To the extent that an individual loan application does not meet our published underwriting guidelines, our loan origination teams and underwriters can make underwriting exceptions. Any losses on loans are allocated back to the origination team by our profit and loss accountability system. Loan exceptions are tracked in our data warehouse and the performance of loans with and without exceptions is monitored. We may, from time to time, apply underwriting criteria that are either more stringent or more flexible depending upon the economic conditions of a particular geographic market.

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

Property Appraisals. A full appraisal of the property proposed to be pledged as collateral for the loan is required in connection with the origination of each first priority loan and each second priority loan greater than $50,000. Appraisals are performed by licensed, third-party, fee-based appraisers and include, among other things, an inspection of the exterior and interior of the subject property. Appraisals are also required to address neighborhood conditions, site and zoning status and the condition and value of improvements. Following each appraisal, the appraiser prepares a report, which includes a reproduction costs analysis (when appropriate) based upon the current cost of constructing a similar home and market value analysis based upon recent sales of comparable homes in the area. Appraisals generally conform to the Uniform Standards of Professional Appraisal Practice and must be on forms acceptable to Freddie Mac and Fannie Mae. Every appraisal is reviewed by our appraisal review department, by one of our qualified underwriters before the mortgage loan is funded, or by a non-affiliated appraisal review firm. The appraisal may not be more than 180 days old on the day the loan is funded. In addition to the full appraisal, a Fannie Mae desk review or “drive-by” appraisal may be required for loan sizes between $400,000 to $500,000 and is required for loan sizes above $500,000 or for properties that have a value of more than $650,000. For second priority loans of $50,000 or less, “drive-by” appraisals alone are acceptable.

Income and Assets Verification. Our underwriting guidelines require verification or evaluation of the income of each applicant pursuant to our “Full Documentation,” “Lite Documentation” or “Stated Income” programs. Under each of these programs, we review the loan applicant’s source of income, calculate the amount of income from sources indicated on the loan application or similar documentation, and calculate debt service-to-income ratios to determine the applicant’s ability to repay the loan. Under the Full Documentation program, applicants are generally required to submit the last two pay stubs and written verification of income signed by the employer, Forms W-2 or 1040 and, in the case of self-employed applicants, Forms 1120 and profit and loss statements, in each case covering the preceding two years. Personal bank statements are acceptable as Full Documentation, with the preceding 24 months as “Alt2” documentation type or the preceding 12 months as “Alt1.” Under the Lite Documentation program, applicants must be self-employed and are required to submit personal bank statements covering the preceding six months. Under the Stated Income program, applicants are evaluated based upon income as stated in the mortgage loan application. Under all programs, we may verify by telephone employment, business and income, and self-employed applicants may be required to submit a business license.

Verification of the source of funds (if any) required to be paid by the applicant at closing is generally required under all documentation programs in the form of a standard verification of deposit, two months’ consecutive bank statements or other acceptable documentation. Twelve months’ mortgage payment or rental history must be verified by the related lender or landlord on required programs.

Credit Classifications. A critical function of our underwriting process is to identify the level of credit risk associated with each applicant for a mortgage loan. We have established five principal classifications, “A+” to “C,” with respect to the credit profile of potential borrowers, and we assign a rating to each loan based upon these classifications. We have a sixth, generally inactive credit classification, called “C-”, which may be for a borrower with a current or recent foreclosure or bankruptcy. This sixth credit classification can be used on an exception basis with approval from executive management (in 2002 and 2003, 0.3% and 0.1%, respectively, of our loans had this credit grade). We assign credit grades by analyzing mortgage payment history, consumer credit history, credit score, bankruptcy history, and debt-to-income ratio. Our standard for assigning credit grades are stricter for Lite Documentation and Stated Income programs than for Full Documentation programs, and we do not allow credit grades below “B” for Lite Documentation and Stated Income programs.

Underwriting Tools. We have tools that help each loan origination team underwrite, document, and track each loan. These tools integrate the line item detail of the credit reports we receive from the credit reporting agencies, our own analysis of an applicant’s income, and a comprehensive review of the total credit profile of the borrower and any exceptions made to our credit policies. The product of these tools, in addition to the information they contribute to our database, is a four-page review of each loan that is placed at the beginning of each loan file. Third-party underwriters and purchasers of our loans make comprehensive use of these reports in their review of our loan files. These tools are used by all of the origination teams, as well as by corporate underwriting, our documents and funding teams, our post-closing and shipping departments, and other functional units within our company. The data provided is transferred into our enterprise database. We use software provided by Pro Clarity to make this information readily available to management.

We are currently configuring and deploying an automated decision system. However, we plan to continue to use our staff to audit credit, income and appraisal documentation to ensure that loans approved in the automated system are consistent with our underwriting guidelines. Furthermore, we anticipate that many loans will not align with the matrix compliance features of an automated underwriting system, and such loans will be reassigned to a more traditional underwriting process. Our intention in adopting this technology is to increase the level of our loan originations without having to correspondingly increase the number of underwriters.

Internal Audit and Quality Control. The internal audit and quality control department consists of eight members located at our headquarters. The three members of the department with internal audit responsibilities conduct operational and financial audits of our business processes and procedures and have an average of seven years of audit experience. The five members of the department with quality control responsibilities have an average of 28 years of underwriting experience. Each month, our internal audit and quality control department generally reviews and re-underwrites a sampling of all of the loans that we originate. The initial sample focuses on any loan with a first payment default or early payoff, or where fraud is suspected. Also, loans are randomly sampled from pools designated for securitization or other programs in which we retain the risk of loss on the loans. The internal audit and quality control department re-underwrites these loans, re-verifies the sources of income, re-verifies employment, and reviews the appraisals to ensure collateral values for the loans are supported. When fraud is suspected, the internal audit and quality control department undertakes a comprehensive re-underwriting of not only that loan, but any related loans connected by broker, appraiser, or other parties to the transaction. The internal audit and quality control department also performs specific loan tests to verify that our loan originations comply with relevant regulatory requirements. Specifically, these tests focus on verifying proper completion of borrower disclosures and other loan documentation, correct processing of all legally required documentation, and compliance with time frames imposed by applicable law.

All findings of the internal audit and quality control department are reported on a regular basis to members of senior management and the audit committee of the board of directors. The Chief Executive Officer and the Chief Operating Officer, along with the Director of Operations and others, analyze the results of the monthly quality control department audits as well as performance trends and servicing issues. Based upon this analysis, corrective actions are taken.

Loan Programs. We offer a range of non-prime mortgage loan programs, including a variety of loan programs for first and second mortgages and several niche programs for 100% combined LTV (“CLTV”) and second mortgages. The key distinguishing features of each program are the documentation required, the LTV, the mortgage and consumer credit payment history, the property type and the credit score necessary to qualify under a particular program. Nevertheless, each program relies upon our analysis of each borrower’s ability to repay, the risk that the borrower will not repay us, the fees and rates we charge, the value of the collateral, the benefit we believe we are providing to the borrower, and the loan amounts relative to the risk we believe we are taking.

In general, our LTV maximums decrease with credit quality, and, within each credit classification, our LTV maximums vary depending on the property type. Our LTV maximums for loans secured by owner-occupied properties are higher than for loans secured by properties that are not owner-occupied. Our LTV maximums for Lite Documentation and Stated Income programs are generally lower than the LTV maximums for corresponding Full Documentation programs. Our maximum debt-to-income ratios range from 50% to 55% for Full Documentation programs, and from 45% to 55% for Lite Documentation and Stated Income Programs.

Our niche programs provide higher LTV’s and CLTV’s to borrowers in higher credit grades. Credit grades may be determined by the same criteria as in our standard programs, but may also be determined only on the basis of mortgage credit or credit score. Niche programs may be restricted as to property and occupancy types and documentation requirements.

Our loans have payment schedules based upon an interest rate that is (1) constant over the life of the loan, commonly referred to as “fixed-rate mortgages” or “FRMs,” or (2) fixed for the initial two or three years and adjusts after an initial fixed period of two or three years and every six months thereafter, sometimes referred to as “adjustable-rate loans” or “ARMs.” Generally, the payments on our fixed-rate loans are calculated to fully repay the loans in 15 or 30 years. In the case of “balloon” loans, the payments are based on a 30-year repayment schedule, with the unpaid principal balance due in a “balloon” payment at the end of 15 years. The payments on our adjustable-rate loans are calculated to fully repay the loans in 30 years, with payment amount adjustments following interest rate adjustments. ARMs with a two-year initial fixed-rate period are commonly referred to as “2/28’s.” ARMs with a three-year initial fixed-rate period are commonly referred to as “3/27’s.” Our fixed-rate mortgages or adjustable-rate loans may have initial interest-only periods, typically five years, during which the monthly payments are limited to the amounts required to pay accrued interest due on the loans. At the end of the interest-only periods, the monthly payments are adjusted to fully repay the loans over their remaining 25-year terms.

The interest rate adjustment on adjustable-rate loans is determined by adding a “margin” to an “index” rate, subject to certain adjustment limitations. The “margin” is a percentage established at loan origination. The “index” for ARMs is six-month LIBOR, which is determined as of a specified time prior to the interest adjustment date. It is common during the initial fixed-rate period of an ARM to allow the borrower to pay a rate lower than the margin plus the index at loan origination. Over time, the rate may adjust upward such that, eventually, the interest rate will equal the index plus the entire margin. Such adjustments to the interest rate are generally limited to no more than 1.5% at each adjustment date, and the interest rates may not be adjusted above or below a maximum and minimum amount specified in the loan documents. The goal is to acclimate the borrower to the repayment obligation, yet be able to achieve the fully indexed interest rate over time.

Our mortgage loans are made for the purpose of enabling our borrowers to purchase new homes, refinance existing mortgage loans, consolidate debt and/or obtain cash for whatever purposes the borrowers desire. Our residential mortgage loans are secured by one- to four-unit primary residences, one-unit second homes, or one to four-unit investment properties. Eligible property types are deemed to include single-family detached homes, semi-detached and attached homes, row or townhomes, individual condominiums, individual units in planned-unit developments, manufactured housing, and leasehold estates. These collateral types are consistent with the Freddie Mac Seller-Servicer Guide for describing mortgage eligibility requirements. The mortgaged properties may be owner-occupied, second or vacation homes, or non-owner-occupied investment properties.

A substantial portion of our loans include prepayment penalties. In 2002 and 2003, 94.4% and 90.6%, respectively, of the loans we originated contained such penalties. Borrowers who agree to prepayment penalties generally receive lower interest rates and/or lower loan fees on their mortgage loans. Borrowers always retain the right to refinance their loans, but may have to pay a charge of up to six-months interest on 80% of the outstanding principal balance or 5% of the outstanding principal balance on the loan. Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and, prior to July 1, 2003, we relied on the federal Alternative Mortgage Transactions Parity Act (the “Parity Act”) and related rules issued by the Office of Thrift Supervision (the “OTS”) to preempt limitations on prepayment penalties in certain states. The Parity Act was enacted to extend to financial institutions other than federally-chartered depository institutions, the federal preemption which federally-chartered depository institutions enjoy. However, on September 25, 2002, the OTS released a rule that, as of July 1, 2003, ended our ability to rely on the Parity Act to preempt state restrictions on prepayment penalties, requiring us to comply with such restrictions. This may place us at a competitive disadvantage relative to financial institutions that continue to enjoy federal preemption of such state restrictions and are able to charge prepayment penalties without regard to such restrictions. As a result, they may be able to offer loans with more attractive interest rate and loan fee structures than we are able to offer. See “ITEM 1. Business—Risk Factors That May Affect Future Results—Statutory and Regulatory Risks—We are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, and we may be unable to compete effectively with financial institutions that are exempt from such restrictions.”

Loan Production by Product Type. The following table sets forth information about our loan production based upon product type (ARM and FRM).

	Year Ended December 31,
Product Type	2001	2002	2003
ARM
2/28	18.4%	15.6%	16.2%
3/27	32.7	50.5	50.3

Subtotal	51.1	66.1	66.5
FRM
Fifteen-Year	2.2	1.9	1.8
Thirty-Year	31.0	18.3	21.3
Balloons	14.6	12.7	9.2
Other	1.1	1.0	1.2

Subtotal	48.9	33.9	33.5

Total	100.0%	100.0%	100.0%

Loan Production by Borrower’s Credit Score. The following table sets forth information about our loan production based upon borrowers’ credit scores obtained from one or more of the three principal credit bureaus.

	Year Ended December 31,
Credit Score	2001	2002	2003
Greater than 800	0.0%	0.1%	0.1%
751 to 800	2.2	2.6	2.8
701 to 750	6.7	8.9	9.0
651 to 700	20.1	24.0	25.2
601 to 650	32.9	33.8	34.0
551 to 600	25.6	20.9	19.5
501 to 550	12.1	9.4	9.1
451 to 500	0.3	0.2	0.2
Less than 451	0.1	0.1	0.1

Total	100.0%	100.0%	100.0%

Loan Production by Lien Position. The following table sets forth information about our loan production based upon lien position.

	Year Ended December 31,
Lien Position	2001	2002	2003
Firsts	92.7%	92.5%	92.8%
Seconds	7.3	7.5	7.2

Total	100.0%	100.0%	100.0%

Loan Production by Collateral Type. The following table sets forth information about our loan production based upon collateral type.

	Year Ended December 31,
Type of Collateral	2001	2002	2003
Single-Family Residence-Detached	76.8%	74.5%	74.6%
Multi-Unit/2 to 4	6.5	5.8	5.5
PUD	9.8	11.6	12.1
Condo	5.3	6.2	6.0
Other	1.6	1.9	1.8

Total	100.0%	100.0%	100.0%

Loan Production by Credit Grade. The following table sets forth information about our loan production by credit grade.

	Year Ended December 31,
A+ Credit Loans	2001	2002	2003
Percentage of total originations	0.2%	16.3%	14.2%
Combined weighted average LTV	86.5%	90.1%	91.3%
FRM interest rates
Weighted average interest rate–1sts	8.5%	7.3%	7.0%
Weighted average interest rate–2nds	13.1%	11.3%	9.8%
ARM initial fixed interest rates
Weighted average interest rate–2/28	8.0%	7.3%	6.9%
Weighted average interest rate–3/27	8.5%	7.3%	6.9%
ARM margins over index
Weighted average margin–2/28	7.0%	6.0%	5.6%
Weighted average margin–3/27	6.6%	6.1%	5.6%

	Year Ended December 31,
A Credit Loans	2001	2002	2003
Percentage of total originations	53.4%	49.2%	55.7%
Combined weighted average LTV	87.8%	90.1%	91.9%
FRM interest rates
Weighted average interest rate–1sts	8.7%	8.0%	7.4%
Weighted average interest rate–2nds	12.8%	12.1%	10.6%
ARM initial fixed interest rates
Weighted average interest rate–2/28	8.5%	7.8%	7.2%
Weighted average interest rate–3/27	8.5%	7.8%	7.3%
ARM margins over index
Weighted average margin–2/28	6.0%	6.5%	5.8%
Weighted average margin–3/27	6.2%	6.5%	6.0%

	Year Ended December 31,
A- Credit Loans	2001	2002	2003
Percentage of total originations	29.0%	21.6%	18.3%
Combined weighted average LTV	84.9%	86.3%	87.6%
FRM interest rates
Weighted average interest rate–1sts	9.3%	8.5%	7.8%
Weighted average interest rate–2nds	13.4%	12.9%	11.3%
ARM initial fixed interest rates
Weighted average interest rate–2/28	9.1%	8.5%	7.6%
Weighted average interest rate–3/27	9.3%	8.5%	7.7%
ARM margins over index
Weighted average margin–2/28	6.6%	7.2%	6.3%
Weighted average margin–3/27	6.8%	7.2%	6.4%

	Year Ended December 31,
B Credit Loans	2001	2002	2003
Percentage of total originations	13.1%	9.4%	9.6%
Combined weighted average LTV	76.5%	78.4%	77.0%
FRM interest rates
Weighted average interest rate–1sts	9.6%	8.9%	8.0%
Weighted average interest rate–2nds	12.9%	13.5%	12.4%
ARM initial fixed interest rates
Weighted average interest rate–2/28	9.6%	8.8%	7.9%
Weighted average interest rate–3/27	9.7%	8.9%	8.0%
ARM margins over index
Weighted average margin–2/28	6.9%	7.6%	6.5%
Weighted average margin–3/27	7.2%	7.6%	6.7%

	Year Ended December 31,
C Credit Loans	2001	2002	2003
Percentage of total originations	4.0%	3.2%	2.1%
Combined weighted average LTV	71.6%	72.7%	71.9%
FRM interest rates
Weighted average interest rate–1sts	10.5%	9.6%	8.7%
Weighted average interest rate–2nds	13.0%	12.7%	12.4%
ARM initial fixed interest rates
Weighted average interest rate–2/28	10.1%	9.2%	8.6%
Weighted average interest rate–3/27	10.4%	9.5%	8.7%
ARM margins over index
Weighted average margin–2/28	7.2%	7.9%	7.2%
Weighted average margin–3/27	7.8%	8.2%	7.3%

	Year Ended December 31,
C- Credit Loans*	2001	2002	2003
Percentage of total originations	0.3%	0.3%	0.1%
Combined weighted average LTV	58.8%	63.3%	64.4%
FRM interest rates
Weighted average interest rate–1sts	11.7%	10.5%	9.7%
Weighted average interest rate–2nds	N/A	N/A	N/A
ARM initial fixed interest rates
Weighted average interest rate–2/28	10.4%	10.1%	9.6%
Weighted average interest rate–3/27	10.9%	10.0%	9.5%
ARM margins over index
Weighted average margin–2/28	7.4%	8.7%	8.3%
Weighted average margin–3/27	8.1%	8.7%	8.3%

*	only allowed on an exception basis

Warehouse Financing For Loan Originations

We finance mortgage loans initially through one of eight different secured warehouse credit facilities. We repay the related borrowings under the warehouse credit facilities upon sale or securitization of the loans. As of March 15, 2004, we had approximately $2.7 billion in warehouse credit facilities, of which 94% is committed. Maintaining a diversified group of lenders helps us from becoming dependent upon any one source of capital. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our interest expense as a percentage of total revenues for 2003 was 14.6%.

Interest Generated By Warehoused Loans

We generate a significant portion of our total revenues from the interest we receive on a loan from the time we originate the loan until the time we sell or securitize the loan. This interest income as a percentage of total revenues for 2003 was 21.9%. This income is partially offset by our borrowing costs under our warehouse facilities used to fund our loans for the same period.

Loan Disposition Strategy

We generate revenue primarily through the disposition of the loans we originate. We use a diversified loan disposition strategy to convert the quality loans we originate into revenue for our company. This strategy includes whole loan sales, loan sales with retained interests and securitizations. In 2002 and 2003, we sold a total of $3.9 million and $7.3 billion, respectively, of loans. Of these amounts, 78.7% and 83.1%, respectively, were whole loan sales and 19.4% and 16.9%, respectively, were securitized in transactions structured as a financing. Whole loan sales generated $140.5 million and $253.3 million, respectively, of cash gain on sale revenue, accounting for 61.2% and 55.4%, respectively, of our total revenues for 2002 and 2003. We completed no securitizations structured as a sale during these periods.

Loan Disposition by Purchaser. Highlighting our diversified disposition strategy, the table below shows our primary purchasers for the periods indicated and their purchases in each period (whole loan sales, except as otherwise noted).

	Year Ended December 31,
Name	2001		2002		2003
	(dollars in millions)
Household Mortgage Services	$509.8	26.3%	$766.4	19.8%	$1,664.2	22.8%
Morgan Stanley Mortgage Capital Inc.	—	—	625.3	16.2	1,095.2	15.0
Accredited Mortgage Loan Trust 2003-3*	—	—	—	—	515.2	7.1
DLJ Mortgage Capital, Inc.(CSFB)	445.5	23.0	557.1	14.4	512.3	7.0
Bank of America	—	—	—	—	471.3	6.5
Accredited Mortgage Loan Trust 2002-2*	—	—	541.8	14.0	—	—
Countrywide Home Loans, Inc.	178.3	9.2	300.4	7.8	440.0	6.0
Residential Funding Corporation**	320.5	16.5	77.3	2.0	308.2	4.2
Equicredit Corporation of America	134.0	6.9	—	—	—	—

Total	$1,588.1	81.9%	$2,868.3	74.2%	$5,006.4	68.6%

*	securitization
**	whole loan sales and loan sales with retained interests

In 2002 and 2003 we sold loans to an aggregate of 20 and 23 purchasers, respectively. Other key purchasers in these periods include:

•	Lehman Brothers Bank, FSB;

•	Goldman Sachs Mortgage Company;

•	The CIT Group/Consumer Finance, Inc.;

•	CDC Mortgage Capital, Inc.;

•	Saxon Mortgage, Inc.;

•	Credit-Based Asset Servicing and Securitization LLC (C-BASS); and

•	Deutsche Bank AG New York Branch.

We evaluate the best disposition strategy for each pool of loans we originate, considering the market demand for our loans, our liquidity needs, our long-term profit objectives and our need to maintain strong relationships with our loan purchasers.

Prior to 2000, we retained the right to service only a small portion of the loans that we sold or securitized. We have significantly increased our loan servicing portfolio in 2002 and 2003, and plan to continue to increase this portfolio in the future.

Whole Loan Sales

In a whole loan sale, we sell all right, title and interest in and to a pool of loans in exchange for cash in an amount equal to the full market value of the loans. All of our loan dispositions are made subject to an obligation to repurchase any loan that materially violates standard mortgage industry representations and warranties that we make in connection with our loan dispositions. In 2003, 83.1% of our loan dispositions were through whole loan sales, and revenues from these sales were $253.3 million. To execute our whole loan sales strategy, we have established key relationships with a diversified group of sophisticated whole loan purchasers. We believe that this strategy increases our opportunity to sell during changing market conditions. Since 1997, we have reduced our dependence upon any one whole loan purchaser or type of whole loan purchaser. As a result, the purchasers listed above include Wall Street investment banking firms that securitize, non-Wall Street mortgage banking firms, national and international banks that both hold loans and securitize, and large financial services companies that both hold and securitize loans.

Some of our loans are sold pursuant to forward commitments, under which we agree to sell, and a purchaser agrees to buy, a specified volume of loans that meet specified characteristics. We also put pools of loans out to bid, using our knowledge of our various purchasers’ preferences to direct pools with certain characteristics to the purchasers most likely to value those characteristics. Prospective purchasers may submit bids on all or portions of the pools that we show them. We select the combination of bids that provides us with the best overall execution results. We continuously monitor the preferences of our purchasers and adjust our origination operations accordingly. Loan officers and account executives use our Revenue Calculator to monitor the loan characteristics that various purchasers value. We believe that this not only improves the salability of our loans, but also improves the price we receive upon the sale of our loans because purchasers tend to pay higher prices for loans that meet their requirements. Our disposition strategy balances our objectives of cultivating our relationships with multiple purchasers while striving to maximize the premiums we receive.

Loan Sales With Retained Interests And Securitizations

We have also engaged in loan sales with retained interests, in which we sell loans and retain an interest in certain cash flows from the loans. These transactions allow us to recognize more of the long-term value of the loan, although less than in a typical securitization, and receive an immediate positive cash flow pursuant to the retained interest. In these transactions, the loan purchaser absorbs all of the issuance costs and overcollateralization obligations in exchange for a greater share of the excess cash flow from the securitized loan pool. In 2003, none of our loan dispositions were through loan sales with retained interests. All of our loan sales with retained interests were made to Residential Funding Corporation. See “ITEM 13. Certain Relationships and Related Transactions.”

As part of our diversified financing strategy, we access the asset-backed securitization market to provide long-term financing for our mortgage loans. In a securitization, we may sell or transfer a pool of loans to a trust and retain a residual interest for the right to receive future cash flow. The trust raises the cash purchase price of the loan pool by selling asset-backed securities representing senior interests in the loans. The purchasers of these interests receive the principal collected on the loans plus a fixed or adjustable interest rate, depending upon whether the underlying loans have fixed or adjustable rates. The residual interest we retain entitles us to receive the interest income generated on the principal amount of the loans in the trust minus the interest paid to the purchasers of the loan interests, servicing, trust and other fees and losses on the loans, provided that certain overcollateralization requirements are met. Depending upon the structure of the asset-backed securities and the performance of the underlying mortgage loans, excess cash flow may not begin to be distributed to us for 12 months or more. As a result of the overcollateralization and certain other credit enhancement features, the trust is able to issue highly rated, investment-grade, asset-backed securities.

While we continue to generate the majority of our earnings and cash flows from whole loan sales, we intend to increase the percentage of our earnings and cash flows from securitizations and other transactions, in which we retain an interest in the mortgage loans that we have sold. These transactions will continue to be legally structured as sales, but for accounting purposes will be structured as a financing. Accordingly, the loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the securitization. This “portfolio-based” accounting closely matches the recognition of income with the actual receipt of cash payments. During 2002 and 2003, we completed a total of five securitizations structured as financings totaling $2.0 billion.

Derivative Policies

See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Mortgage Loan Servicing

Once we originate or purchase a mortgage loan, our servicing department begins the administrative process of servicing the loan, seeking to ensure that the loan is repaid in accordance with its terms. We start this process for every loan, whether we will service the loan for a matter of weeks before it is sold servicing-released or for its life in a servicing-retained transaction. Our servicing department is divided into loan administration, customer service and asset management units. In addition, the investor reporting unit of our finance and accounting department performs the servicing-related functions of reporting on all other servicing activities, and in the case of loans serviced for others, accounting for and remitting all funds collected through servicing activities.

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

Our customer service unit is responsible for the physical receipt of and initial accounting for all loan payments from borrowers. We encourage our borrowers to establish automatic payment from their bank accounts, which we arrange at no cost to the borrower. Our customer service unit is also responsible for processing payoff requests, reconveyances, handling all inbound calls and other communications from borrowers. For loans with adjustable interest rates, the customer service unit ensures that the adjustments are properly made and timely identified to the related borrowers.

Collection and Enforcement

Our asset management unit is responsible for all phases of the collection and enforcement of delinquent and defaulted loans. The inherent risk of delinquency and loss associated with non-prime loans requires hands-on active communication with our borrowers from origination through liquidation. Borrower contact is initiated through outbound telephone campaigns, monthly billing statements, and direct mail, which is tailored to reflect the borrower’s payment habit, the loan’s risk profile and the loan’s status. Our collection approach is designed to educate our borrowers on managing their debts to maximize the likelihood of continued timely performance. We establish clear expectations with our borrowers with respect to maintaining contact and working together to resolve any financial problems that may occur. We consider this early intervention a key element of our servicing strategy.

Our front end loan counselors begin calling borrowers whose accounts are past due between the 2nd and 10th day depending upon their payment history. Once contact is established, we verify pertinent information and determine the reason for the delay in payment. For borrowers who are able to make their payments, we offer the ability to “pay by phone” or through Western Union’s “Quick Collect” service. “Pay by phone” allows the borrower to remit the funds immediately or at an agreed later time in the month and avoids delays using the U.S. postal service. If a borrower indicates a problem that is not temporary or is of a serious nature, the call is promptly referred to a manager who will then evaluate the situation and initiate appropriate loss mitigation actions.

When an account becomes thirty-one or forty-five days delinquent (depending upon the investor), the borrower receives a notice of intent to foreclose allowing thirty days, or more if required by applicable state law, to cure the default before the account may be referred for foreclosure. The 30-59 day collection personnel continue active collection campaigns and may offer the borrower relief through a forbearance plan designed to resolve the delinquency in ninety days or less. These collectors are seasoned and trained to effectively identify and resolve problems with borrowers before the past due problems escalate.

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

Servicing Department Infrastructure

We service our loans using our configuration of Interlinq Loan Servicing software provided by Harland Financial Services. We also have additional software modules for the management of bankruptcy, foreclosure and REO processes. Our technology delivers helpful data regarding the loan and the borrower to the desktops of our servicing personnel. We also have all of our files electronically imaged so that our servicing personnel have access to each file without having to retrieve a paper file.

Monthly incentive plans are in place for all collections, loss mitigation, foreclosure and REO personnel and are tied directly to performance of the servicing portfolio. Both individual and team goals are used to encourage superior results and cooperation between unit members.

Ongoing training for our servicing personnel is provided regularly and covers major relevant topics within the servicing department. In the collection and loss mitigation areas, supervisors and managers monitor actual telephone calls by each collector on a monthly basis and follow up with one-on-one training and direction. In addition, scripts tailored to typical borrower circumstances are posted at each workstation to ensure the employee asks the appropriate questions for the type of delinquency situation the borrower is experiencing. Outside legal counsel conduct on site classes or seminars for the foreclosure and bankruptcy areas approximately on a quarterly basis. Title company representatives also provide on-site training on title issues.

All of our servicing functions are administered from our San Diego headquarters. Hours of operation for our servicing department are 6:30 am to 6:00 pm, Monday through Friday, and we use staggered shifts to cover the different time zones where our borrowers and collateral properties are located. Collection personnel also work one or two Saturdays each month, depending upon the day of the week on which each month end falls. Evening and weekend hours are used to facilitate contact with borrowers that are otherwise unavailable during regular business hours.

Our Delinquency and Loss Experience

The following tables set forth information about the delinquency and loss experience of the mortgage loans we service (which are primarily loans we have originated and have been or may be securitized) for the periods indicated.

In general, the table reflects a decrease in our delinquency and loss percentages but an increase in our delinquency and loss levels in dollars as our servicing portfolio has increased in size and average age. The fact that the table does not show consistent changes in delinquency and loss levels across all categories may reflect normal variances in a smaller servicing portfolio. We do not expect to be able to maintain our delinquency and loss ratios at the current level as the average age of our portfolio increases.

	As of or for the year ended December 31,
	2001	2002	2003
	(dollars in thousands)
Total servicing portfolio	$1,301,121	$2,268,498	$3,695,976
Delinquencies
30-59 days
Principal balance	$8,738	$7,730	$8,954
Percentage(1)	0.7%	0.3%	0.2%
60-89 days
Principal balance	$2,903	$3,350	$3,361
Percentage(1)	0.2%	0.2%	0.1%
90 or more days
Principal balance	$13,195	$14,107	$13,214
Percentage(1)	1.0%	0.6%	0.4%
Foreclosures
Principal balance	$34,493	$23,930	$28,367
Percentage(1)	2.7%	1.1%	0.8%
Total delinquencies and foreclosures
Principal balance	$59,329	$49,117	$53,896
Percentage(1)	4.6%	2.2%	1.5%
Real estate owned(2)
Principal balance	$11,404	$11,749	$10,699
Percentage(1)	0.9%	0.5%	0.3%
Total delinquencies, foreclosures and real estate owned
Principal balance	$70,733	$60,866	$64,595
Percentage(1)	5.5%	2.7%	1.8%
Losses on servicing portfolio	$8,395	$14,024	$17,646
Losses as a % of average monthly servicing portfolio(3)	0.9%	0.9%	0.6%

(1)	Percentage of servicing portfolio at year end.
(2)	Based on the aggregate principal balance of the mortgage loans secured by mortgaged properties the title to which has been acquired through foreclosure, deed in lieu of foreclosure or similar process.
(3)	Percentages based upon average monthly servicing portfolio.

We review our delinquency and loss rates when valuing our mortgage-related securities. Increases in actual delinquency and loss rates could affect the loss assumptions used in valuing our mortgage-related securities. If the loss assumptions used to value our mortgage-related securities are increased, it could result in a decrease in their value, which would adversely affect our operating results and potentially decrease the cash flows we expect to receive.

Competition

We face intense competition in the businesses of originating and selling mortgage loans.

Our competitors in mortgage origination include consumer finance companies and other diversified financial institutions, mortgage banking companies, commercial banks, credit unions, savings and loans, credit card issuers and insurance finance companies. Many traditional mortgage lenders also offer products similar to those we offer to our borrowers. Fannie Mae and Freddie Mac are also adapting their programs to include non-conforming products and have begun to expand their operations into the non-prime market. We also expect increased competition over the Internet. Many of these competitors, including large financial corporations taking advantage of consolidation opportunities in the industry, are substantially larger and have more capital, or have greater access to capital at lower costs than our cost of capital under our warehouse credit facilities, and may have greater technical and marketing resources than we have. Efficiencies in the asset-backed securities market have generally created a desire for increasingly larger transactions, giving companies with greater volumes of originations a competitive advantage.

Competition in the industry can take many forms, including interest rate and cost of a loan, convenience in obtaining a loan, the underwriting requirements for a loan, customer service, amount and term of a loan, and marketing and distribution channels. Additional competition may lower the rates we can charge borrowers and potentially lower gains from cash-based whole loan trades and our net interest margin from securitizations. We believe we compete primarily based upon the quality of the service we provide to mortgage brokers, particularly those with whom we cultivate key account relationships. We guarantee turn-around times, offer coherent, presentable approvals, personal contact and a comprehensive menu of products for our customers. We endeavor to make it easier to do business with us than with our competitors. In exchange, we minimize yield spread premium to mortgage brokers, avoid unwarranted credit exceptions, and charge for the risk we take. Accordingly, our competitors may offer better financial terms to potential borrowers and we may be unable or unwilling to originate loans with comparable terms.

We believe that our competitive strengths are:

•	Growth Using Conservative Management Principles. We focus on originating high-quality loans and generating predominately cash earnings rather than non-cash gain on sale earnings. We have increased our loan originations and revenue every year since inception using our conservative management principles.

•	Profit-Based Business Model and Supporting Tools. We have created a culture that provides economic incentives to our employees to assess the risk in our loans correctly, report the risk accurately, and price the risk so as to assure both fairness to the borrower and profits to our company. We believe that our profit-oriented philosophy and technology tools give us a competitive advantage by directly rewarding our employees for contributing to our fundamental business goal of sustained profitability.

•	Experience. Our top 22 managers have an average of 20 years of experience in consumer finance and non-prime mortgage lending. Each of our eight divisions is run by a seasoned executive who is evaluated and compensated based upon the profitability, including a full allocation of corporate costs and loan losses, of the executive’s division.

•	Diversification. We have diversified our loan origination, financing and disposition channels. Our top ten brokers in 2003 represented in the aggregate less than 7% of our total loan origination volume. As of December 31, 2003, we had eight separate warehouse lenders. In 2003, we sold to an aggregate of 23 whole loan purchasers, and in 1996, 2000, 2002 and 2003, we successfully completed a total of seven independent securitizations.

We believe these strengths enable us to originate better-performing, non-prime loans, and grow a more profitable, more conservatively managed company than many of our competitors.

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

Regulation

The mortgage lending industry is highly regulated. Our business is regulated by federal, state, and local government authorities and is subject to federal, state and local laws, rules and regulations, as well as judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws and regulations include:

•	the Equal Credit Opportunity Act;

•	the Federal Truth in Lending Act;

•	the Home Ownership and Equity Protection Act;

•	the Real Estate Settlement Procedures Act;

•	the Fair Credit Reporting Act;

•	the Fair Debt Collection Practices Act;

•	the Home Mortgage Disclosure Act;

•	the Fair Housing Act;

•	the Sarbanes-Oxley Act;

•	the Gramm-Leach-Bliley Act;

•	the Soldiers and Sailors Civil Relief Act; and

•	the Telemarketing and Consumer Fraud and Abuse Prevention Act.

These laws, rules and regulations, among other things:

•	impose licensing obligations and financial requirements on us;

•	limit the interest rates, finance charges, and other fees that we may charge;

•	prohibit discrimination;

•	impose underwriting requirements;

•	mandate disclosures and notices to consumers;

•	in some cases, impose assignee liability on the entities that purchase our mortgage loans or on us for loans we purchase;

•	mandate internal controls and financial disclosures;

•	restrict sharing of personal, non-public information; and

•	prohibit certain patterns of unsolicited phone calls, establish time of day restriction on such calls, and require certain disclosures in sales calls.

Our failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of approved status;

•	demands for indemnification or loan repurchases from buyers of our loans;

•	class action lawsuits; and

•	administrative enforcement actions.

We actively analyze and monitor the laws, rules and regulations that apply to our business, as well as the changes to such laws, rules and regulations. We seek to maximize the extent to which we can program the laws, rules and regulations into our technology tools, thereby substantially reducing human error as a source of non-compliance. In addition, user-friendly summaries of relevant laws, rules and regulations are directly distributed to all appropriate personnel, and losses attributable to non-compliance are factored into many of our incentive compensation calculations, thereby encouraging responsibility for compliance throughout our organization, including our loan origination operations. Our compliance with laws, rules and regulations is reviewed, not only by our own quality control department, but by the warehouse lenders who finance our loans, the institutions that purchase our loans, the investment bankers, rating agencies and insurers that are involved in the securitization of our loans, and the regulating governmental agencies. Because of the national scope of our operations, we are continuously in one stage or another of an audit by one or more governmental agencies, and we do not believe that such audits have ever resulted in findings of material violations or the imposition of significant penalties.

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

Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds, so-called “high cost” loans. The restrictions include prohibitions on “steering” borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, “flipping” or repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of or participated in the violation.

In general, it is against our policy to engage in the practices prohibited by these laws, and we could originate “high cost” loans that comply with all the requirements of these laws. However, we have generally avoided originating “high cost” loans because the rating agencies generally will not rate securities backed by such loans and the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. The continued enactment of these laws, rules and regulations may prevent us from making certain loans that we might otherwise make, may cause us to cease operations in certain jurisdictions altogether, and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for non-prime loans, making it difficult to fund, sell or securitize any of our loans. If we decide to relax our restrictions on loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.

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

The federal Real Estate Settlement Procedures Act (“RESPA”) prohibits the payment of fees for the mere referral of real estate settlement service business. This law does permit the payment of reasonable value for services actually performed and facilities actually provided unrelated to the referral. On September 18, 2002, the Eleventh Circuit Court of Appeals issued a decision in Heimmermann v. First Union Mortgage Corp. that reversed the court’s earlier decision in Culpepper v. Irwin Mortgage Corp., in which the court found the yield spread premium payments received by a mortgage broker to be unlawful per se under RESPA. The Department of Housing and Urban Development (“HUD”) had responded to the Culpepper decision by issuing a policy statement (2001-1) taking the position that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal. The Heimmermann decision eliminated a conflict that had arisen between the Eleventh Circuit and the Eighth and Ninth Circuit Courts of Appeals, with the result that all federal circuit courts, which have considered the issue have aligned with the HUD policy statement and found that yield spread premiums are not prohibited per se. If other circuit courts that have not yet reviewed this issue disagree with the Heimmermann decision, there could be a substantial increase in litigation regarding lender payments to brokers and in the potential costs of defending these types of claims and in paying any judgments that might result.

Licensing

We are licensed or registered (or exempt from licensing or registration requirements) by the relevant governmental agencies in all 50 states and in the District of Columbia to originate first and junior priority mortgages.

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

Employees

We employed 2,056 full-time employees as of December 31, 2003. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good. We have a policy of conducting a comprehensive employee opinion survey approximately every 18 months. We have conducted three such surveys so far and have won two Peter Barron Stark Awards for Workplace Excellence.

Executive Officers

Our executive officers and their ages as of December 31, 2003 are as follows:

James A. Konrath, 57, co-founded our company and has served as our Chairman of the Board and Chief Executive Officer since its formation in 1990. In addition, Mr. Konrath served as our President from 1990 to 1998. Prior to founding our company, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Financial Services, Inc., where he managed over 1,900 people in more than 300 consumer finance offices, from 1986 to 1989. From 1983 to 1986, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Housing Services, where he founded a new subsidiary focused on manufactured housing loans. Mr. Konrath earned his Bachelor of Arts degree in Accounting with a minor in Economics from the University of Wisconsin—Whitewater in 1969.

Ray W. McKewon, 55, co-founded our company and has served as our Executive Vice President, Secretary and a director since its formation in 1990. From 1980 to 1990, Mr. McKewon was a managing partner of the Enterprise Management Company, a venture capital firm that he co-founded. Mr. McKewon is also a director of American Residential Investment Trust, Inc., a mortgage origination company that trades on the American Stock Exchange. Mr. McKewon earned his Bachelor of Science degree in Mathematics and his Bachelor of Arts degree in English from the University of Oklahoma in 1970, and his Masters degree in Business Administration from Pepperdine University in 1975.

Joseph J. Lydon, 45, has served as our President and Chief Operating Officer since May 1998. From February 1997 until that time, Mr. Lydon was our Director of Sales and Marketing. From 1993 to 1997, Mr. Lydon was the Executive Vice President for the western division of Ford Consumer Finance, a division of The Associates First Capital Corporation. From 1977 to 1993, Mr. Lydon worked at Security Pacific Financial Services, Inc. where he ultimately became a Senior Vice President with full profit and loss responsibilities and oversight of six divisions. Mr. Lydon earned his Bachelor of Science degree in Management from Pepperdine University in 1991.

John S. Buchanan, 48, has served as our Chief Financial Officer since April 2001. Prior to joining us, Mr. Buchanan was Controller of GreenPoint Credit, a non-prime consumer finance entity, from 1998 to 2001. There, Mr. Buchanan was responsible for accounting, planning, financial analysis, cash management and facilities. From 1992 to 1998, Mr. Buchanan was Senior Vice President and Chief Financial Officer of GreenPoint Credit’s predecessor, BankAmerica Housing Services. From 1981 to 1990, Mr. Buchanan worked for Security Pacific Financial Services, Inc. where he ultimately became Vice President of Financial Planning and Analysis. Mr. Buchanan earned his Bachelor of Science degree in Business in 1978 from San Diego State University.

Jeffrey W. Crawford, 49, has served as our Director of Operations since January 1999. Mr. Crawford oversees the corporate underwriting, loan closing, post-closing and asset management/servicing departments. From 1994 to 1999, Mr. Crawford held various positions with Ford Consumer Finance, the most recent of which was Senior Vice President-Division Manager. From 1983 to 1994, Mr. Crawford was the Branch Manager, Director of Credit Scoring Systems, Assistant Vice President Administration and Vice President of Consumer Administration for Security Pacific Financial Services, Inc. Mr. Crawford earned his Bachelor of Science degree in Business from Iowa State University in 1977.

Roxane Helstrom, 47, has served as our Director of Marketing since June 2003. Previously, Ms. Helstrom served as Vice President of Marketing for Conseco Finance, most recently in its Mortgage Services division after serving as Market Development Manager for John Deere Credit and Chief Marketing Officer for Credit Union National Association. From 1985 to 1993, Ms. Helstrom worked for Associates Corporation of North America, where she became Senior Vice President of Credit Card Marketing. Ms. Helstrom earned a Bachelor of Arts degree in Psychology from Stephens College in 1976 and a Masters in Business Administration from DePaul University, Chicago, in 1985.

David E. Hertzel, 49, has served as our General Counsel since December 1995. Mr. Hertzel is responsible for regulatory compliance, licensing and qualification, corporate record-keeping, litigation, contract negotiation and all other legal matters. Prior to joining us, Mr. Hertzel was Vice President and Senior Counsel of American Residential Mortgage Corporation, from 1991 to 1994. From 1988 to 1991, he was Vice President and Senior Counsel of Imperial Savings Association. Mr. Hertzel earned his Juris Doctor degree from the University of Utah College of Law in 1980 and is a member of the State Bar of California.

James M. Pathman, 39, has served as our Chief Information Officer since December 2001. Prior to joining us, Mr. Pathman was the Chief Information Officer and Chief Technology Officer at Option One Mortgage, from 1992 to 2001. Mr. Pathman earned his Bachelor of Arts degree in Business Administration from San Diego State University in 1989.

Robert A. Prentice, 71, served as our Director of Business Intelligence from 2001 until he retired from that position, effective January 1, 2004. Prior to serving as Director of Business Intelligence, Mr. Prentice was our Chief Financial Officer from 1995 to 2001. From 1978 through 1991, Mr. Prentice held a number of positions with Security Pacific Financial Services System, Inc. including servicing with a subsidiary company, Security Pacific International Finance, Inc., as Chief Financial Officer from 1978 to 1981 and President and Chief Executive Officer from 1986 to 1988. With Security Pacific Financial Services System, Inc., Mr. Prentice served as Chief Financial Officer from 1981 to 1986 and as a senior staff member from 1988 to 1991. Prior to joining us, Mr. Prentice was joint owner of a licensed independent mortgage broker operating in the California market. Mr. Prentice earned his Bachelor of Arts degree in Economics from Middlebury College in 1954.

Juanita L. Rosenfeld, 43, has served as our Director of Capital Markets since February 1998. Prior to joining us, Ms. Rosenfeld was Vice President of Portfolio Lending for Ocean West Funding from 1997 to 1998. From 1993 to 1997, Ms. Rosenfeld was the Vice President of Acquisitions with Ford Consumer Finance. Ms. Rosenfeld earned her Bachelor of Arts degree in Social Relations from the University of California at Riverside in 1982.

Joseph F. Weinbrecht, 59, has served as our Director of Human Resources and Administration since July 1999. Prior to joining us, Mr. Weinbrecht conducted his own consulting and training practice from 1992 to 1999. From 1981 to 1992, Mr. Weinbrecht held the positions of Vice President of Training, Senior Vice President of Marketing, and ultimately Director of Human Resources of the Consumer Finance Group at Security Pacific Financial Services, Inc. Mr. Weinbrecht earned his Bachelor of Arts degree in History from St. John’s University in 1965, and his Masters degree in Human Resources and Organization Development from the University of San Francisco in 1992.

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

Risks Related to Our Business

We finance borrowers with lower credit ratings. The non-prime loans we originate generally have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans that we hold or that we are required to repurchase, the loss of our servicing rights and damage to our reputation as a loan servicer.

We are in the business of originating, selling and, to a lesser extent, securitizing and servicing non-prime mortgage loans. Non-prime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them until we sell them and we continue to bear the risk of delinquency and default after we securitize loans or sell loans with a retained interest. Loans that become delinquent prior to sale or securitization may become unsaleable or saleable only at a discount, and the longer we hold loans prior to sale or securitization, the greater the chance that the loans may become delinquent before we have the opportunity to dispose of them. Factors that may increase the time held prior to sale or securitization include the time required to accumulate loans for securitizations or sales of large pools of loans, the amount and timing of third-party due diligence in connection with sales or securitizations, and defects in the loans.

We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if an early payment default occurs on the loan after sale, or in any sale or securitization if the loan materially violates our representations or warranties. At December 31, 2003, mortgage loans held for sale included approximately $13.6 million of loans repurchased. Our total provision for losses was $33.1 million for the year ended December 31, 2003. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate (including loans in foreclosure and converted into real estate owned) for our servicing portfolio was 1.8% at December 31, 2003. Historically, our delinquency rate has increased, and may increase in the future, as the mortgage loans in our portfolio age.

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

Since inception, a significant portion of the mortgage loans we have originated, purchased or serviced has been secured by property in California. For the year ended December 31, 2003, approximately 33% of the unpaid principal balance of the loans we originated were collateralized by properties located in California. As of December 31, 2003, approximately 25% of the unpaid principal balance of loans we serviced were collateralized by properties located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or wildfire, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

We face intense competition that could adversely impact our market share and our revenues.

We face intense competition from finance and mortgage banking companies, Internet-based lending companies where entry barriers are relatively low, and from traditional bank and thrift lenders that have entered the non-prime mortgage industry. As we seek to expand our business further, we will face a significant number of additional competitors, many of whom will be well established in the markets we seek to penetrate. Some of our competitors are much larger, have better name recognition, and have far greater financial and other resources than us.

The government-sponsored entities Fannie Mae and Freddie Mac are also expanding their participation in the non-prime mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are willing to offer. While the government- sponsored entities presently do not have the legal authority to originate mortgage loans, including non-prime loans, they do have the authority to buy loans. A material expansion of their involvement in the market to purchase non-prime loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such experience could adversely affect the overall investor perception of the non-prime mortgage industry.

The intense competition in the non-prime mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail and wholesale structure and information and technology systems to compete effectively. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could significantly harm our business, financial condition, liquidity and results of operations. In addition, we rely on software and other technology-based programs to gather and analyze competitive and other data from the marketplace. Problems with our technology or inability to implement technological changes may, therefore, result in delayed detection of trends.

Competition in the industry can take many forms, including interest rates and costs of a loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the non-prime mortgage industry. Price competition could prevent us from raising rates in response to a rising cost of funds or cause us to lower the interest rates that we charge borrowers, which could adversely impact our profitability and lower the value of our loans. If our competitors adopt less stringent underwriting standards, we will be pressured to do so as well, which would result in greater loan risk without compensating pricing. If we do not relax underwriting standards in response to our competitors, we may lose market share. Any increase in these pricing and underwriting pressures could reduce the volume of our loan originations and sales and significantly harm our business, financial condition, liquidity and results of operations.

An increase in interest rates could result in a reduction in our loan origination volumes, an increase in delinquency, default and foreclosure rates and a reduction in the value of and income from our loans.

The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult.

•	Existing borrowers with adjustable-rate mortgages may incur higher monthly payments as the interest rate increases, which may lead to higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a loan, the value that we receive upon the sale or securitization of the loan decreases.

•	The cost of financing our mortgage loans prior to sale or securitization is based primarily upon the London Inter-Bank Offered Rate (“LIBOR”). The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first two or three years. If LIBOR increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 2.5% for the year ended December 31, 2003.

•	When we securitize loans or sell loans with retained interests, the value of and the income we receive from the securitized loans subject to portfolio-based accounting and the mortgage-related securities we retain are also based on LIBOR to the extent the underlying loans have an adjustable interest rate. This is because the income we receive from these mortgage loans and mortgage-related securities is based on the difference between the fixed rates payable on the loans for the first two or three years, and an adjustable LIBOR-based yield payable to the senior security holders or loan purchasers. We also have interest rate risk when the loans become adjustable after their two or three year fixed rate period. This is due to the loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds.

Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of loans held for sale, securitized loans subject to portfolio-based accounting and mortgage-related securities, as reflected in the Interest Rate Simulation Sensitivity Analysis in the section entitled “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will not have offsetting gains or losses in loan values after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed transactions, or inaccurate assumptions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Newly Issued Accounting Pronouncements” and “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

As of December 31, 2003, we financed substantially all of our loans through eight separate warehouse lenders. Each of these facilities is cancelable by the lender for cause at any time and at least one is cancelable at any time without cause. These facilities generally have a renewable, one-year term. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, or if the lenders do not honor their commitments for any reason, we will have to curtail our loan origination activities. This would result in decreased revenues and profits from loan sales.

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

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 1998, we had approximately 340 employees and by December 31, 2003, we had more than 2,050 employees. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales, servicing and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

•	meet our capital needs;

•	expand our systems effectively;

•	allocate our human resources optimally;

•	identify and hire qualified employees;

•	satisfactorily perform our servicing obligations; or

•	incorporate effectively the components of businesses that we may acquire in our effort to achieve growth.

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

A significant majority of our originations of mortgage loans comes from independent brokers. In 2003, 89.4% of our loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the securitized loans we serviced during the year ended December 31, 2003, 26.5% were prepaid. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

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

Because we originate mortgage loans in all 50 states and in the District of Columbia, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict non-prime loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

In addition, recently-enacted and changed laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and NASDAQ rules, are creating uncertainties for companies like ours. These new or changed laws, regulations and standards are subject to varying interpretations due, in many cases, to their lack of specificity. As their applications evolve over time and new guidance is provided by regulatory and governing bodies, we may incur higher costs of compliance, resulting from ongoing revisions to our disclosure and governance practices.

Our failure to comply with these laws, rules and regulations can lead to:

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

The mortgage brokers from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. Recently, for example, the United States Federal Trade Commission (“FTC”) entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender. The FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a non-prime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

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

Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and we have relied on the federal Alternative Mortgage Transactions Parity Act (the “Parity Act”) and related rules issued in the past by the Office of Thrift Supervision (the “OTS”) to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption which federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS released a new rule that reduced the scope of the Parity Act preemption as of July 1, 2003, preventing us from relying on the Parity Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption requires us to comply with state restrictions on prepayment penalties. This may place us at a competitive disadvantage relative to financial institutions that will continue to enjoy federal preemption of such state restrictions because such institutions will be able to charge prepayment penalties without regard to state restrictions and thereby may be able to offer loans with interest rate and loan fee structures that are more attractive than we are able to offer.

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

In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called “predatory” lending practices. These laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate (“APR”) exceeds specified thresholds, commonly referred to as “high cost” loans. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of or participated in the violation.

We have generally avoided and will continue to avoid originating “high cost” loans because the rating agencies generally will not rate securities backed by such loans and the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. The continued enactment of these laws, rules and regulations may prevent us from making certain loans that we would otherwise make, may cause us to cease operations in certain jurisdictions altogether and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for non-prime loans, making it difficult to fund, sell or securitize any of our loans. If we decide to relax our restrictions on loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could significantly harm our business, financial condition, liquidity and results of operations.

Risks Related to Our Capital Structure

The market price of our common stock could be volatile.

The market price for our common stock may fluctuate substantially due to a number of factors, including:

•	the issuance of new equity securities pursuant to a future offering;

•	changes in interest rates;

•	competitive developments, including announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	changes in financial estimates and forecasts published by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the mortgage industry generally (including the non-prime and nonconforming mortgage industry); and

•	general economic and other national conditions.

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

ITEM 2.    Properties

Our national headquarters is located in San Diego, CA and includes approximately 190,108 square feet in four buildings located in the same general area. The leases for these premises expire on various dates from December 31, 2005 to November 30, 2013. As of December 31, 2003, we also leased additional property in the following states and metropolitan areas ranging in size from approximately 506 to 30,938 square feet with original lease terms varying from month-to-month to ten years: Phoenix, AZ; Anaheim, Orange, Pasadena, Los Angeles, Woodland Hills, Fresno, Newark, Walnut Creek, Folsom, Sacramento, San Diego, Morgan Hill and Santa Maria, CA; Lakewood, CO; St. Petersburg, FL; Alpharetta, Marietta and Atlanta, GA; Honolulu, HI; Oakbrook, IL; Burtonsville, MD; Kansas City and St. Louis, MO; Montvale, NJ; Henderson, NV; Cincinnati and West Chester, OH; Oklahoma City and Tulsa, OK; Tigard, OR; Pittsburgh, PA; San Antonio, Irving and Houston, TX; Warwick, RI; Tacoma and Bellevue, WA. We do not consider any specific leased location to be material to our operations. We believe that equally suitable alternative locations are available in all areas where we currently do business.

ITEM 3.    Legal Proceedings

Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject to various legal proceedings in the ordinary course of business related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment matters. Except as specifically set forth below, we do not believe that the resolution of these lawsuits in the ordinary course of business will have a material adverse effect on our financial position or results of operations.

We previously reported on a suit that was outside of the ordinary course of business, Zimmerman et al. v. Accredited Home Lenders, Inc., filed in Los Angeles County, California, Superior Court in July 2001. The plaintiffs were individuals who sold a retail mortgage loan business to a purchaser pursuant to a contract which provided for future payments to plaintiffs over a period of years based upon future mortgage loans originated by the business. The contract provided that, in the event control of the business was transferred by the purchaser, the purchaser’s obligations under the contract, including the future payments, either must be assumed by the transferee or the purchaser must make a lump sum payment to the plaintiffs in accordance with a formula set forth in the contract. We subsequently acquired some furniture, fixtures and equipment, assumed lease liabilities on some office branches and office equipment, and hired a number of employees of the business. We expressly did not assume liability for the future payments that were part of the original purchase transaction, nor did we hire all of the persons employed by the business, acquire all of the assets or assume all of the liabilities. The plaintiffs claimed that the future payments they negotiated with the original purchaser were assumed by us as a result of the transaction between us and the original purchaser. The action was dismissed with prejudice on March 29, 2002, and, on July 29, 2003, the appellate court affirmed the trial court’s dismissal of the action. The time for further appeal expired without further action on the part of the plaintiffs, and this matter is now resolved.

In December 2002, we were served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act and the consumer protection statutes of the other states in which we do business. In early January, we removed the case to the United States District Court for the Southern District of Illinois. The complaint alleges that we have a practice of misrepresenting and inflating the amount of fees we pay to third parties in connection with the residential mortgage loans we fund. Plaintiffs claim to represent a nationwide class consisting of all other persons similarly situated, that is, all persons who paid money to us to pay, or reimburse our payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. Plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court deems just and proper. We filed an answer to the complaint on January 17, 2003, but a schedule for briefing and hearing the motion for class certification has not yet been established and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the class. At the present time, the ultimate outcome of this matter and the amount of liability, if any, that may result is not determinable, and no amounts have been accrued in our financial statements with respect to this matter. We intend to vigorously defend this matter and do not believe it will have a material adverse effect on our business.

In December 2003, we were served with a class action complaint, Silva v. Accredited Home Finance, et al., brought in San Diego County, California. The complaint alleges that the provision for a prepayment charge included in a loan made by us to the plaintiff violated a California statute restricting prepayment charges, breached the covenant of good faith and fair dealing, and constituted an unfair business practice. The plaintiff seeks to recover, on behalf of himself and all other individuals to which we made loans including such a prepayment charge provision, the amount of any such prepayment charge previously paid, punitive damages, interest, attorneys’ fees and costs of suit, and also seeks to enjoin further enforcement of such prepayment charge provisions.

The subject prepayment charge provision was included in the plaintiff’s loan on the basis that the Parity Act preempts state restrictions on prepayment charges if certain conditions are met. We believe that those conditions were met with respect to the plaintiff’s loan, as well as all other loans with a similar prepayment charge provision; however, a New Jersey state court, in Glukowsky v. Equity One, Inc., ruled against Parity Act preemption of New Jersey state restrictions on prepayment charges. That case is on appeal, and at least three other decisions by federal courts have upheld Parity Act preemption of state law. We intend to vigorously defend this matter, however, if the case were to result in a ruling that the Parity Act did not preempt state law with respect to the prepayment charge provision included in the plaintiff’s loan, the potential liability could materially and adversely effect us. At the present time, the ultimate outcome of the matter and the amount of liability, if any, that may result is not determinable, and we have not accrued any amounts in our financial statements with respect to this matter.

In January 2004, we were served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The complaint alleges that we violated California and federal law by misclassifying the plaintiff, a commissioned loan officer, as an exempt employee and failing to pay the plaintiff on an hourly basis and for overtime worked. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. We have removed the case to federal court and have filed an answer to the complaint. We do not believe that this matter will have a material adverse affect on our business, and we are pursuing settlement discussions. At the present time, the ultimate outcome of the matter and the amount of liability, if any, that may result is not determinable and we have not accrued any amounts in our financial statements with respect to this matter.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders

Our common stock began trading on the NASDAQ National Market® under the symbol “LEND” on February 14, 2003. The following table sets forth the range of high and low sales prices on the National Market of the common stock for the periods indicated, as reported by NASDAQ. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal 2003
First Quarter	8.89	7.25
Second Quarter	25.80	9.31
Third Quarter	23.25	14.80
Fourth Quarter	32.91	21.23

As of March 15, 2004, there were 165 holders of record of our common stock. On March 15, 2004, the last sale price reported on the NASDAQ National Market for our common stock was $36.00 per share.

Dividends

Since 1994, we have not declared or paid any cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws, and other factors as the Board of Directors, in its discretion, deems relevant.

Employee Stock Options

Our stock option plans are part of a broad-based, long-term retention program that is intended to attract and retain talented employees and directors and align stockholder and employee interests.

Pursuant to our 2002 Plan, we may grant options to selected employees, directors and consultants to purchase shares of our common stock at a price not less than the fair market value of the stock at the date of grant. The 2002 Plan provides for the grant of both incentive stock options and non-qualified stock options. Generally, options outstanding vest over periods not exceeding four years and are exercisable for up to ten years from the grant date. The Board of Directors may terminate the 2002 Plan at any time though it must nevertheless honor any stock options previously granted pursuant to the plan.

Additional information regarding our stock option plans and plan activity for fiscal 2003, 2002 and 2001 is provided in our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 14 – Stockholders’ Equity, Stock Option Plans.”

ITEM 6.    Selected Financial Data

The following selected operating and balance sheet data for the years ended December 31, 2001, 2002 and 2003 and as of December 31, 2002 and 2003 have been derived from our audited consolidated financial statements, included elsewhere in this report. The selected operating and balance sheet data for the years ended December 31, 1999 and 2000 and as of December 31, 1999, 2000 and 2001 have been derived from our audited consolidated financial statements, not included in this report.

You should read the information below along with other financial information and analysis presented in this report, including the section entitled “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
Operating Data:
Revenues:
Gain on sale of loans	$37,387	$55,748	$81,621	$122,877	$241,115
Interest income	14,344	20,264	27,714	67,861	178,982
Loan servicing income (expense)	(483)	1,149	6,308	8,371	7,645
Net gain (loss) on mortgage-related securities and derivatives	(306)	(765)	3,433	1,154	6,698
Other income	44	94	16	516	782

Total revenues	50,986	76,490	119,092	200,779	435,222

Expenses:
Salaries, wages and benefits	23,074	30,499	44,139	74,664	112,239
Interest expense	9,840	17,472	15,761	27,891	63,562
Occupancy	2,143	3,716	4,915	6,949	11,225
Provision for losses	1,860	2,467	6,787	17,669	33,129
Depreciation and amortization	933	1,587	1,699	2,595	4,854
General and administrative expenses	7,348	10,212	15,809	23,016	43,651

Total expenses	45,198	65,953	89,110	152,784	268,660

Income before income taxes	5,788	10,537	29,982	47,995	166,562
Income taxes	2,337	4,531	12,583	19,198	66,547

Net income	$3,451	$6,006	$17,399	$28,797	$100,015

Basic earnings per share	$0.77	$1.29	$3.36	$4.99	$5.61

Diluted earnings per share	$0.30	$0.50	$1.32	$1.98	$4.97

Weighted average shares outstanding:
Basic	4,487	4,670	5,175	5,776	17,825
Diluted	12,142	12,528	13,343	14,629	20,108

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(dollars in thousands)
Other Data:
Total mortgage loan originations	$1,110,820	$1,517,550	$2,324,398	$4,302,891	$7,958,309
Wholesale originations	1,053,324	1,398,540	2,117,250	3,900,186	7,118,369
Retail originations	23,439	118,799	207,033	401,162	838,869
Other(1)	34,057	211	115	1,543	1,071
Net cost to originate(2)	3.3%	2.9%	2.7%	2.3%	2.1%
Weighted average coupon rate of mortgage loan originations	10.3%	10.7%	9.3%	8.4%	7.7%
Weighted average credit score(3)	598	610	619	630	632
Total loan sales and securitizations	$1,048,547	$1,508,788	$1,939,950	$3,869,944	$7,297,206
Whole loan sales	846,319	1,013,078	1,640,129	3,044,890	6,061,019
Loans sold with retained interests	202,228	321,031	299,821	75,839	—
Mortgage loans securitized(4)	—	174,679	—	749,215	1,236,187
Average premium received on whole loan sales(5)	4.0%	3.5%	4.4%	4.1%	4.0%
Average gain on loans sold with retained interests(5)	3.5%	4.1%	3.8%	1.9%	N/A
Total serviced loans at period end	$396,568	$810,697	$1,301,121	$2,268,498	$3,695,976
Total number of leased locations at period end	11	22	27	31	46
Total number of employees	541	671	866	1,294	2,056

Asset Quality Data (Serviced Portfolio):
Total delinquent at period end(6)	2.8%	5.2%	5.5%	2.7%	1.8%
Annual losses on serviced portfolio as a percentage of average serviced assets	0.7%	0.2%	0.9%	0.9%	0.6%
Total portfolio prepayment speed CPR(7)	17.5%	10.0%	23.5%	27.6%	26.5%

	1999	2000	2001	2002	2003
	(dollars in thousands)
Balance Sheet Data:
Mortgage loans held for sale, net	$151,944	$143,900	$531,698	$972,349	$1,615,994
Securitized loans, net(4)	—	—	—	738,917	1,751,318
Mortgage-related securities, at fair value	8,673	25,879	22,290	8,356	3,692
Mortgage servicing rights, net	1,521	3,782	4,826	3,116	1,119
Total assets	175,804	189,806	603,038	1,802,605	3,501,417
Total warehouse and residual interest financing	155,028	157,361	547,063	962,285	1,515,195
Securitization bond financing(4)	—	—	—	732,823	1,724,389
Convertible debt	3,000	3,000	3,000	3,000	—
Total liabilities	164,940	172,924	569,034	1,739,483	3,289,194
Redeemable, convertible preferred stock	5,113	5,113	5,113	5,113	N/A
Total stockholders’ equity	5,751	11,769	28,891	58,009	212,223

(1)	Represents loans purchased from others in 1999 and loans funded that do not conform to standard investor guidelines in 2000 forward.
(2)	Net cost to originate loans is defined as total operating expenses (total expenses less interest expense and provision for losses), less loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes.
(3)	Represents borrowers’ average credit score at origination obtained from one or more of the three principal credit bureaus. This information was not captured prior to the middle of 1999.
(4)	The securitization of mortgage loans in 2000 is accounted for as a sale while the securitizations of mortgage loans in 2002 and 2003 are accounted for as a financing.
(5)	The average premium received on whole loan sales is computed based on the cash premiums received on whole loan sales, net of losses on related derivatives. The average gain on sale of loans sold with retained interests is computed based on the non-cash gain that results from the sale of loans with retained interests.
(6)	Delinquent is defined as loans that are 30 or more days delinquent, including loans in foreclosure and loans converted into real estate owned (REO).
(7)	The constant prepayment rate (CPR) represents a constant annualized rate of prepayment relative to the then outstanding principal balance of mortgage loans.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be reviewed in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” on page 1 of this Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the section entitled “ITEM 1. Business—Risk Factors That May Affect Future Results” and elsewhere in this report.

General

We are a nationwide mortgage banking company that originates, finances, sells, securitizes and services non-prime mortgage loans secured by single-family residences. We focus on borrowers who do not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. We originate our loans primarily through independent mortgage brokers across the United States and, to a lesser extent, through our direct sales force in our retail offices. We primarily sell our loans in whole loan sales and, to a lesser extent, we securitize our loans.

Revenue Model

Our operations generate revenues in three ways:

•	Gain on sale of loans. We generate gain on sale of loans by selling the loans we originate for a premium. This accounts for a substantial percentage of our revenues.

•	Interest income. We have two primary components to our interest income. We generate interest income over the life of the loan on the loans we have securitized in structures that require financing treatment. This interest is partially offset by the interest we pay on the bonds that we issue to fund these loans. We also generate interest income on loans held for sale from the time we originate the loan until the time we sell or securitize the loan. This interest income is partially offset by our borrowing costs under our warehouse facilities used to finance these loans.

•	Loan servicing income. Our loan servicing income represents all contractual and ancillary servicing revenue for loans we service for others, net of subservicing costs, our own servicing costs and amortization of mortgage servicing rights. Subservicing costs are the amounts we pay to others to service loans on our behalf.

Our revenues also include net gain (loss) on mortgage-related securities and derivatives, which reflect changes in the value of these instruments based on market conditions.

Financial Highlights

Our operations consist primarily of originating loans that we pool and sell in the secondary markets. We conduct an analysis to find and select the most optimal disposition strategy for each loan. The majority of our loan sales have been structured as whole loan sales where we have disposed of our entire interest in the loans and produced immediate cash gains. To a lesser extent, we have sold loans in securitization structures that require financing treatment. During 2002 and 2003, we completed a total of five securitizations, totaling $2.0 billion, that were structured this way. In the future, to the extent we continue to complete these types of securitizations, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise. This “portfolio-based” accounting more closely matches the recognition of income with the actual receipt of cash payments. Also, such securitization structures are consistent with our strategy to predominantly generate cash-based earnings rather than non-cash gain on sale revenue. Our recent financial highlights include:

•	Loan originations. We have increased our loan originations every year since inception. For the years ended December 31, 2002 and 2003, we originated $4.3 billion and $8.0 billion of loans, respectively. Our wholesale channel, which originates loans through independent mortgage brokers, originated $3.9 billion of loans in 2002 and $7.1 billion in 2003. As our operations have expanded, we have substantially reduced our cost to originate loans. In 1997, our average net origination cost was 5.2%. In 2002 and 2003, it was 2.3% and 2.1%, respectively. We calculate our cost to originate loans as (a) total expenses, prior to deferred origination costs, plus yield spread premiums paid, less loan servicing related costs and points and fees collected, divided by (b) origination volume.

•	Whole loan sales—cash gain on sale. Approximately 82% of the loans we sold during the three years ended December 31, 2003 were for a cash premium in whole loan sales. During 2002 and 2003, 78.7% and 83.1% of our loan dispositions were whole loan sales with an average cash premium, net of losses on related derivatives, of 4.1% and 4.0%, respectively.

•

Mortgage-related securities—retained interests. From time to time, we have sold loans to third parties or securitized loans in transactions structured as a sale where we have retained the right to receive certain future payments generated by such loans. During 2002, 2.0% of our loan dispositions were loan sales with retained interests which were booked with an average noncash gain on sale of 1.9%. During 2003, there were no such loan dispositions. As of December 31, 2003, the fair value of our retained interests totaled $3.7 million.

•	Servicing. Prior to 2000, we retained the right to service only a small portion of the loans that we originated and sold or securitized. We increased our loan servicing portfolio in 2001, 2002 and 2003 by retaining the rights to service over 15%, 21% and 17%, respectively, of the loans we sold or securitized in sale or financing transactions. For securitizations structured as a financing, while we retain servicing of these loans, we do not record any mortgage servicing rights related to them. Our mortgage servicing rights totaled $1.1 million as of December 31, 2003. In addition, in 2001 we started to internally service a large portion of our loans that were previously subserviced by third parties. Our loans serviced as of December 31, 2003 totaled $3.7 billion and any additional securitizations will substantially increase our servicing portfolio.

Accounting for Our Loan Sales

We have sold our loans in transactions that have been accounted for in our financial statements as:

•	whole loan sales;

•	loan sales with retained interests;

•	securitizations structured as a sale; and

•	securitizations structured as a financing.

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

During 2002 and 2003, we completed a total of five securitizations structured as financings. The transactions were legally structured as sales of mortgage loans, but for accounting purposes were treated as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. When we enter into a securitization structured as a financing, the loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction. This “portfolio-based” accounting more closely matches the recognition of income with the actual receipt of cash payments. Also, such securitization structures are consistent with our strategy to predominantly generate cash-based earnings rather than non-cash gain on sale revenue.

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

Pursuant to our critical accounting policies the following reflect significant judgments by management:

•	Gain on sale of loans and fair value of mortgage-related securities;

•	Mortgage servicing rights valuation;

•	Provision for losses; and

•	Interest rate risk, derivatives and hedging strategies.

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

Gain on sale revenue is recorded at the time we sell loans or securitize loans in transactions structured as a sale, but not when we securitize loans in a transaction structured as a financing. Accordingly, our financial results are significantly impacted by the timing of our loan sales and the securitization structure we may elect to implement. If we hold a significant pool of loans at the end of a reporting period, those loans will remain on our balance sheet, along with the related debt used to fund the loans. The revenue that we generate from those loans will not be recorded until the subsequent reporting period when we sell the loans. If we elect to complete a securitization structured as a financing rather than a transaction that would generate gain on sale revenue, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise. Since we have completed five securitizations structured as financings since the third quarter of 2002, we do expect differences in our results of operations as compared to historical results. A number of factors influence the timing of our loan sales, our targeted disposition strategy and the whole loan sale premiums we receive, including the current market demand for our loans, the quality of the loans we originate, the sufficiency of our loan documentation, liquidity needs, and our strategic objectives. Our management has from time to time delayed the sale of loans to a later period, and may do so again in the future.

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

In the years ended December 31, 2002 and 2003, our cash premiums for whole loan sales, net of losses on related derivatives were 4.1% and 4.0%, respectively. In the year ended December 31, 2002, we recorded non-cash gain on sale of 1.9%. We did not record any non-cash gain on sale for the year ended December 31, 2003.

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

Securitizations Structured as a Financing

While we currently generate the majority of our earnings and cash flows from whole loan sales, we intend to increase the percentage of our earnings and cash flows received from securitizations and other transactions in which we retain an interest in the mortgage loans that we have sold. These transactions will continue to be legally structured as sales, but for accounting purposes may be structured as a financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. This “portfolio-based” accounting more closely matches the recognition of income with the actual receipt of cash payments. Also, such securitization structures are consistent with our strategy to predominantly generate cash-based earnings rather than non-cash gain on sale revenue. We completed five securitizations structured as financings since the third quarter of 2002.

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

Provisions for Losses

We have provided market valuation adjustments on certain nonperforming loans, other loans we hold for sale and real estate owned. These adjustments are based upon our estimate of expected losses, calculated using loss severity and loss frequency rate assumptions, and are based upon the value that we could reasonably expect to obtain from a sale, other than in a forced or liquidation sale. An allowance for losses on securitized loans is recorded in an amount sufficient to maintain appropriate coverage for probable losses on such loans. The provision for losses also includes net losses on real estate owned. We also accrue for liabilities associated with loans sold, which we may be requested to repurchase due to breaches of representations and warranties and early payment defaults. We periodically evaluate the estimates used in calculating expected losses, and adjustments are reported in earnings. As these estimates are influenced by factors outside of our control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change.

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

Interest Rate Risk, Derivatives and Hedging Strategies

We regularly originate, securitize and sell fixed and variable rate loans. We face three primary types of interest rate risk: during the period from approval of a loan application through loan funding; on our loans held for sale from the time of funding to the date of sale; and on the loans underlying our mortgage-related securities and on our securitized loans subject to portfolio-based accounting.

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

As part of our interest rate management process, we use derivative financial instruments such as options and Eurodollar futures. In connection with two of the securitizations structured as financings, we have entered into interest rate cap agreements. We do not use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

During 2002, we began using hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge our mortgage loans held for sale and securitized loans to reduce the volatility in revenues due to fluctuations in interest rates. We designate certain derivative financial instruments as hedge instruments under SFAS No. 133, and at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure there remains a highly effective correlation in the hedge relationship. To hedge the effect of interest rate changes on the fair value of mortgage loans held for sale and securitized loans, we are using derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instrument and mortgage loans are recognized in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale recognized as a result of hedge accounting is reversed at the time we sell the mortgage loans. This results in a correspondingly higher or lower gain on sale revenue at such time. Any change in the fair value of securitized loans is amortized over the fixed rate period of the loan on a level yield basis. This results in a corresponding adjustment to interest income. The net amount recorded in the consolidated statements of operations is referred to as hedge ineffectiveness. For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur or when such instruments are settled.

Results Of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Year ended December 31,
	2001	2002	2003
Revenues:
Gain on sale of loans	68.5%	61.2%	55.4%
Interest income	23.3	33.8	41.1
Loan servicing income	5.3	4.2	1.8
Net gain on mortgage-related securities and derivatives	2.9	0.6	1.5
Other income	0.0	0.2	0.2

Total revenues	100.0%	100.0%	100.0%

Expenses:
Salaries, wages and benefits	37.1%	37.1%	25.8%
Interest expense	13.2	13.9	14.6
Occupancy	4.1	3.5	2.6
Provision for losses	5.7	8.8	7.6
Depreciation and amortization	1.4	1.3	1.1
General and administrative expenses	13.3	11.5	10.0

Total expenses	74.8	76.1	61.7

Income before income taxes	25.2	23.9	38.3
Income taxes	10.6	9.6	15.3

Net income	14.6%	14.3%	23.0%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2003

Executive Summary

•	Net income was a record $100.0 million, or $4.97 per diluted share, and an increase of 247% from the prior year.

•	This was driven by an 85% growth in origination volume, to $8.0 billion, and a 63% growth in our serviced loans to $3.7 billion.

•	Growth was achieved by increasing offices by 15 locations, and penetrating new and existing markets through 762 new employees.

•	Whole loan sales of $6.1 billion resulted in gains recorded of $241.1 million, representing an average premium of 4.0%, versus 4.1% in 2003.

•	Origination costs net of points and fees improved from 2.3% in 2002 to 2.1% in 2003.

•	With our mix of revenue increasing from the portfolio to 41% of total revenue, Accredited made progress toward its goal of establishing a more consistent stream of earnings.

•	Credit quality improved with lower delinquency and loss level percentages than the prior year.

Revenues

Total Revenues. Total revenues increased 116.8% from $200.8 million for the year ended December 31, 2002 to $435.2 million for the year ended December 31, 2003. This increase was due to increases in gain on sale of loans of $118.2 million, interest income of $111.1 million, and net gain on mortgage-related securities and derivatives of $5.5 million.

Gain on Sale of Loans. Total gain on sale of loans increased 96.2% from $122.9 million for the year ended December 31, 2002 to $241.1 million for the year ended December 31, 2003.

The components of the gain on sale of loans are illustrated in the following table:

	Year Ended December 31,
	2002	2003
	(dollars in thousands)
Gain on whole loan sales	$140,459	$253,349
Gain on sale of loans with retained interests	1,423	—
Provision for premium recapture	(1,099)	(2,995)
Net loss on derivatives	(20,101)	(8,207)
Origination fees, net of costs	2,195	(1,032)

Gain on sale of loans	$122,877	$241,115

Gain on whole loan sales increased 80.4% from $140.5 million for the year ended December 31, 2002 to $253.3 million for the year ended December 31, 2003 due to higher sales volume in 2003. Total whole loan sales of $6.1 billion for the year ended December 31, 2003 more than doubled the $3.0 billion completed in 2002. This increase was due to an increase in loan originations of 85.0% from $4.3 billion for the year ended December 31, 2002 to $8.0 billion for the year ended December 31, 2003, partially offset by holding $334.3 million of mortgage loans at December 31, 2003 for future securitizations. The average whole loan sales premium, net of losses on related derivatives, was 4.1% for the year ended December 31, 2002 and 4.0% for the year ended December 31, 2003.

Gain on sale of loans with retained interests decreased from $1.4 million for the year ended December 31, 2002 to zero for the year ended December 31, 2003. We generated gain on sale of loans with retained interests pursuant to contractual commitments that we fulfilled in the first quarter of 2002. We have no current commitments to complete transactions that would result in non-cash gain on sale.

Provision for premium recapture represents our estimate of the potential refunds of premium received on loan sales during the period based upon our historical experience. Provision for premium recapture increased 172.5% from $1.1 million for the year ended December 31, 2002 compared to $3.0 million for the year ended December 31, 2003. This increase results from the increase in whole loan sales of 99.1% from $3.0 billion for the year ended December 31, 2002 to $6.1 billion for the year ended December 31, 2003.

Net loss on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage our interest rate risk associated with our mortgage loans held for sale from the time of funding commitment to sale commitment, net of the related fair value basis adjustments recorded due to the use of hedge accounting. We enter into these transactions to offset fluctuations in interest rates that affect our premiums earned on the sale of these loans. The net loss on derivatives decreased from $20.1 million for the year ended December 31, 2002 to $8.2 million for the year ended December 31, 2003. This decrease results from a lower rate of decline in LIBOR rates during the year ended December 31, 2003 as compared to the year ended December 31, 2002 and the use of hedge accounting for entire year ended December 31, 2003 as compared to only five months during the year ended December 31, 2002. During August 2002, we began using hedge accounting under SFAS No. 133 for certain derivative financial instruments used to hedge our mortgage loans held for sale.

Origination fees received, net of direct loan origination costs incurred, on mortgage loans on loans held for sale are deferred and recognized in the consolidated statements of operations when the related loans are sold. The origination fees, net of costs, decreased from $2.2 million for the year ended December 31, 2002 to ($1.0) million for the year ended December 31, 2003 due to the decrease in origination fees, net of broker fees paid, per loan originated for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The change from recognition of revenue to expense results from an increase in broker fees paid. The total gross origination fees received increased 81.4% from $49.1 million for the year ended December 31, 2002 to $89.2 million for the year ended December 31, 2003, while the broker fees paid increased 128.6% from $18.6 million for the year ended December 31, 2002 to $42.6 million for the year ended December 31, 2003.

Interest Income. Interest income represents the interest earned on our mortgage loans held for sale during the period prior to their sale or securitization, interest earned on securitized loans subject to portfolio-based accounting, the realized and unrealized gain (loss) on derivatives purchased to manage our interest rate risk associated with securitized loans, net of the related fair value basis adjustments recorded due to the use of hedge accounting and, to a lesser extent, interest accreted on our mortgage-related securities. We do not accrue interest for mortgage loans that are 90 days or more delinquent. Interest income increased 163.7% from $67.9 million for the year ended December 31, 2002 to $179.0 million for the year ended December 31, 2003. The increase in interest income was due to an increase in the average inventory of loans held for sale and securitized loans from $851.6 million during the year ended December 31, 2002 to $2.4 billion during the year ended December 31, 2003. Our average inventory of mortgage loans increased as we increased loan production volume, completed five securitizations of $2.0 billion of mortgage loans since July of 2002 that are accounted for as financings and intentionally extended the holding period, which was partially offset by a decrease in weighted average interest rate on the inventory of mortgage loans. Interest income of $14.3 million and $75.1 million was recognized on the securitized loans for the years ended December 31, 2002 and 2003, respectively. In the future, to the extent we continue to complete these types of securitizations, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise.

Loan Servicing Income. Loan servicing income represents all contractual and ancillary servicing revenue for loans we service for others, net of subservicing costs, certain of our own servicing costs and amortization of mortgage servicing rights. Subservicing costs are the amounts we pay to others to service loans on our behalf. Loan servicing income decreased 8.7% from $8.4 million for the year ended December 31, 2002 to $7.6 million for the year ended December 31, 2003. This decrease results from the decrease in prepayment penalties collected during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

Net Gain (Loss) on Mortgage-Related Securities and Derivatives. Net gain on mortgage-related securities and derivatives increased 480.4% from $1.2 million for the year ended December 31, 2002 to $6.7 million for the year ended December 31, 2003.

Net gain on mortgage-related securities decreased 2.3% from $7.8 million for the year ended December 31, 2002 to $7.7 million for the year ended December 31, 2003. This gain represents the increase in fair value of the residual income from these securities. The increase for both years was due to declining interest rates and favorable cash flows versus prior expectations.

Net gain (loss) on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage the interest rate risk associated with our mortgage-related securities. The risk arises because the cash we receive from our mortgage-related securities is dependent on the difference between the interest rates on the underlying loans and the yield payable to the senior security holders, or payable to the purchaser of the loans in the case of a sale with retained interests. The majority of the loans underlying our mortgage-related securities have interest rates which are fixed for the first two or three years, while the yield payable to the senior interests or purchaser changes monthly based upon short-term LIBOR. Net loss on derivatives decreased 85.6% from $6.7 million for the year ended December 31, 2002 to $1.0 million for the year ended December 31, 2003 due to a lower rate of decline in LIBOR rates during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

Expenses

Total Expenses. Total expenses increased 75.8% from $152.8 million for the year ended December 31, 2002 to $268.7 million for the year ended December 31, 2003. The increase was the result of higher salaries, wages, and benefits expense, an increase in interest expense of $35.7 million, an increase in provision for losses of $15.5 million and increases in other variable operating expenses associated with growth in loans originated and serviced.

Salaries, Wages and Benefits. Salaries, wages and benefits increased 50.3% from $74.7 million for the year ended December 31, 2002 to $112.2 million for the year ended December 31, 2003. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. The total number of employees increased by 58.9% from 1,294 at December 31, 2002 to 2,056 at December 31, 2003.

Interest Expense. Interest expense represents the interest incurred on all outstanding debt and securitization bond financing, as well as other costs associated with accessing our credit facilities. Interest expense increased 127.9% from $27.9 million for the year ended December 31, 2002 to $63.6 million for the year ended December 31, 2003. Our average outstanding borrowings, excluding securitization bond financing, increased from $687.9 million to $1.3 billion consistent with the increase in the average inventory of loans held for sale; however our average borrowing rate, excluding securitization bond financing, decreased from 3.23% for the year ended December 31, 2002 to 2.46% for the year ended December 31, 2003. Our average securitization bond financing increased from $359.1 million for the year ended December 31, 2002 to $1.1 billion for the year ended December 31, 2003. For the years ended December 31, 2002 and 2003, interest expense of $5.9 million and $28.1 million, respectively, was recognized on the securitization bond financing, which has been outstanding since the second half of 2002. As we increase the number of loans we securitize in transactions structured as financings, our related bond debt will increase, which will result in an increase in our interest expense.

Occupancy. Occupancy expense increased 61.5% from $6.9 million for the year ended December 31, 2002 to $11.2 million for the year ended December 31, 2003. The increase resulted from growth in the total number of office sites leased from 31 at December 31, 2002 to 46 at December 31, 2003 due to our penetration in new geographic markets, as well as an increase in square footage in some existing sites.

Provision for Losses. Provision for losses increased 87.5% from $17.7 million for the year ended December 31, 2002 to $33.1 million for the year ended December 31, 2003 due to an increase in our mortgage loan balances of $1.7 billion and higher loss frequency assumptions at December 31, 2003 as compared to December 31, 2002. The increases in our provisions for losses were as follows: allowances for losses on securitized loans of $11.2 million, market reserve on loans of $6.6 million and reserve for repurchases of $1.2 million, offset by decreases in our reserve for real estate owned of $2.7 million and in the net losses on real estate owned of $830,000. The increase in our reserve for repurchases results from a refinement to our reserve methodology to better incorporate estimated losses on loans sold, based upon historical data, for which no repurchase request has yet been received.

General and Administrative. General and administrative expenses increased 89.7% from $23.0 million for the year ended December 31, 2002 to $43.7 million for the year ended December 31, 2003. This increase resulted from an increase in loan origination volume, an increase in our servicing portfolio, an increase in our number of leased locations and an increase in the number of employees as compared to 2002. Loan originations increased 85.0% from $4.3 billion for the year ended December 31, 2002 to $8.0 billion for the year ended December 31, 2003. Additionally, the total number of employees increased by 58.9% from 1,294 at December 31, 2002 to 2,056 at December 31, 2003.

Income Taxes. Income taxes increased 246.6% from $19.2 million for the year ended December 31, 2002 to $66.5 million for the year ended December 31, 2003. This increase was a result of a 247.0% increase in income before taxes from the year ended December 31, 2002 to the year ended December 31, 2003. The two major components of our effective tax rate are the federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. As our operations and profits have expanded in various states, it has created changes in our effective tax rate depending upon each particular state’s tax structure and rate.

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

Gain on whole loan sales increased 94.8% from $72.1 million for the year ended December 31, 2001 to $140.5 million for the year ended December 31, 2002 due to higher whole loan sales volume in 2002 as compared to 2001. Total whole loan sales increased 85.6% from $1.6 billion for the year ended December 31, 2001 to $3.0 billion for year ended December 31, 2002. This increase was due to increased loan originations of 85.1% from $2.3 billion for the year ended December 31, 2001 to $4.3 billion for the year ended December 31, 2002. The average whole loan sales premium, net of losses on related derivatives, was 4.4% for the year ended December 31, 2001 and 4.1% for the year ended December 31, 2002.

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

Interest Income. Interest income represents the interest earned on our mortgage loans held for sale during the period prior to their sale or securitization, interest earned on securitized loans subject to portfolio-based accounting and, to a lesser extent, interest accreted on our mortgage-related securities. We do not accrue interest for mortgage loans that are 90 days or more delinquent. Interest income increased 144.9% from $27.7 million for the year ended December 31, 2001 to $67.9 million for the year ended December 31, 2002. The increase in interest income was due to an increase in the average inventory of loans held for sale and securitized loans from $241.5 million during the year ended December 31, 2001 to $851.6 million during the year ended December 31, 2002. Our average inventory of mortgage loans increased as we increased loan production volume and intentionally extended the holding period, which was partially offset by a decrease in weighted average interest rate on the inventory of mortgage loans. In addition, we completed two securitizations of $749.2 million of mortgage loans in the second half of 2002 that are accounted for as financings. Interest income of $13.9 million was recognized on the securitized loans for the year ended December 31, 2002.

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

Salaries, Wages and Benefits. Salaries, wages and benefits increased 69.2% from $44.1 million for the year ended December 31, 2001 to $74.7 million for the year ended December 31, 2002. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses related to loan production volume and profits. The total number of employees increased by 49.4% from 866 at December 31, 2001 to 1,294 at December 31, 2002.

Interest Expense. Interest expense represents the interest incurred on all outstanding debt and securitization bond financing, as well as other costs associated with accessing our credit facilities. Interest expense increased 77.0% for the year ended December 31, 2001 compared to the year ended December 31, 2002. Our average outstanding borrowings, excluding securitization bond financing, increased from $265.9 million to $687.9 million consistent with the increase in the average inventory of loans held for sale; however our average borrowing rate, excluding securitization bond financing, decreased from 5.08% for the year ended December 31, 2001 to 3.23% for the year ended December 31, 2002. For the year ended December 31, 2002, interest expense of $5.9 million was recognized on the securitization bond financing which has been outstanding since the second half of 2002.

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

General and Administrative. General and administrative expenses increased 45.6% from $15.8 million for the year ended December 31, 2001 to $23.0 million for the year ended December 31, 2002. This increase resulted from an increase in loan origination volume and an increase in the number of employees, as compared to 2001.

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

Liquidity And Capital Resources

As a mortgage banking company, our primary cash requirements include the funding of (1) mortgage loan originations, including principal, as well as origination costs such as commissions and broker premiums, (2) interest expense on and repayment of principal on warehouse credit facilities and securitization bond financing, (3) operational expenses, (4) servicing advances, (5) hedging margin requirements, and (6) tax payments. We fund these cash requirements with cash received from (1) loan sales, (2) borrowings under warehouse credit facilities and securitization bond financing secured by mortgage loans, (3) cash distributions from our mortgage-related securities, (4) interest collections on loans held for sale and securitized loans, (5) servicing fees and other servicing income, and (6) points and fees collected from the origination of loans.

Our liquidity strategy is to maintain sufficient and diversified warehouse credit facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to maintain the ability to execute our own securitizations. This provides us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate. During the years ended December 31, 2001, 2002 and 2003, we had negative operating cash flows of approximately $373.7 million, $1.2 billion and $1.8 billion, respectively, which resulted from the use of approximately $2.3 billion, $4.3 billion and $8.0 billion, respectively, of cash for new loan originations and purchases offset by cash proceeds from the sale of loans of $1.9 billion, $3.1 billion and $6.1 billion, respectively. We intend to continue to concentrate on improving our cash flow. There can be no assurance that we will be able to achieve these goals and operate on a cash-flow neutral or cash-flow positive basis.

We use our various warehouse credit facilities to finance the actual funding of our loan originations. We then sell or, to a lesser extent, securitize our mortgage loans within three or four months of origination and pay down the warehouse credit facilities with the proceeds. At December 31, 2003, we had voluntary and recoverable warehouse line paydowns of $82.9 million that increased our warehouse line availability by a corresponding amount. These voluntary and recoverable warehouse line paydowns of $82.9 million plus cash of $27.1 million brought our total liquidity to $110.0 million at December 31, 2003. The majority of our current warehouse credit facilities are committed lines, which means that the lender is obligated to fund up to the committed amount subject to our meeting various financial and other covenants. One of our warehouse lines is, and in the future some may be, uncommitted, which means that the lender may fund the uncommitted amount at its discretion. The majority of our current warehouse credit facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documents. Our warehouse facilities generally have a one-year term.

Except as otherwise noted below, all of our warehouse credit facilities accrue interest at a rate based upon one-month LIBOR plus a specified spread and as of March 15, 2004 have other material terms and features as follows:

(in millions) Warehouse Lender	Inception Date	Committed Amount	Uncommitted Amount	Total Facility Amount	Portion Available for Wet Funding	Expiration Date
Lehman Brothers Bank, FSB and Affiliate	1997	$500	$—	$500	$110	July 30, 2005
Residential Funding Corporation	1999	$300	$—	$300	$150	January 31, 2005
Morgan Stanley Dean Witter Mortgage Capital Inc.	2001	$500	$—	$500	$100	May 1, 2004
Household Commercial Financial Services, Inc.	2001	$40	$—	$40	$40	July 31, 2004
CDC Mortgage Capital, Inc.	2002	$325	$—	$325	$130	October 6, 2004
Credit Suisse First Boston Mortgage Capital LLC	2002	$150	$150	$300	$60	November 12, 2004
Goldman Sachs Mortgage	2003	$400	$—	$400	$—	April 21, 2004
Merrill Lynch Mortgage Company	2003	$300	$—	$300	$120	October 8, 2004

Total		$2,515	$150	$2,665	$710

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

As part of our interest rate management process, we may use derivative financial instruments such as financial futures and options, interest rate caps and swaps and financial forwards. We designate certain derivative financial instruments used to hedge our mortgage loans held for sale and securitized loans subject to portfolio-based accounting as hedge instruments under SFAS No. 133. At trade date, these instruments and their hedge relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains a highly effective correlation in the hedge relationship. Since our concern with interest rates is the potential change in fair market value of the loans, we treat these as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and mortgage loans are recognized in the consolidated statements of operations in the period in which the changes occur. The net amount recorded in the consolidated statements of operations is referred to as hedge ineffectiveness.

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

As of December 31, 2003:

	+50 bp	+100 bp	-50 bp	-100 bp
Change in fair value of mortgage loans committed and held for sale	$(13,995,717)	$(27,736,463)	$14,258,696	$28,789,178
Change in fair value of derivatives related to mortgage loans committed and held for sale	11,358,750	22,667,500	(11,338,750)	(22,727,500)
Change in fair value of mortgage-related securities and securitized loans subject to portfolio-based accounting	(9,684,342)	(19,165,169)	9,881,263	19,954,655
Change in fair value of derivatives related to mortgage-related securities and securitized loans subject to portfolio-based accounting	9,092,413	18,306,260	(8,973,079)	(17,833,194)

Net Change	$(3,228,896)	$(5,927,872)	$3,828,130	$8,183,139

As of December 31, 2002:

	+50 bp	+100 bp	-50 bp	-100 bp
Change in fair value of mortgage loans committed and held for sale	$(8,200,836)	$(16,249,703)	$8,357,680	$16,877,323
Change in fair value of derivatives related to mortgage loans committed and held for sale	5,825,000	11,650,000	(5,825,000)	(11,650,000)
Change in fair value of mortgage-related securities and securitized loans subject to portfolio-based accounting	(6,321,095)	(12,469,774)	6,505,369	13,212,402
Change in fair value of derivatives related to mortgage-related securities and securitized loans subject to portfolio-based accounting	3,860,383	7,761,212	(3,793,863)	(7,592,968)

Net Change	$(4,836,548)	$(9,308,265)	$5,244,186	$10,846,757

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-earning assets and supporting funds.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Securitization bond financing	$1,724,389	$360,753	$863,479	$264,620	$235,537
Warehouse and residual credit facilities	1,515,195	1,515,195	—	—	—
Capital lease obligations	12	12	—	—	—
Operating lease obligations	31,937	7,506	14,445	7,691	2,295
Purchase obligations	—	—	—	—	—
Other long-term liability reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$3,271,533	$1,883,466	$877,924	$272,311	$237,832

Off-Balance Sheet Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our borrowers. These financial instruments primarily represent commitments to individual borrowers to fund their loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the statement of financial position. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various conditions. These commitments totaled $136.2 million and $177.3 million as of December 31, 2002 and December 31, 2003, respectively.

Inflation

Inflation affects us most significantly in the area of loan originations by affecting interest rates. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation) and decrease during periods of low inflation.

Newly Issued Accounting Pronouncements

SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, was issued in December 2002 and amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have not determined whether we will adopt the fair value based method of accounting for stock-based employee compensation in future years, but have provided the required disclosures.

The FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, in November 2002. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the standard on January 1, 2003 and the adoption of such interpretation did not have a material impact on our results of operations, financial position or cash flows.

In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46R also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements must be adopted no later than the beginning of the first fiscal year or interim period beginning after March 15, 2004. The adoption of FIN No. 46R is not expected to have a material impact on our results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted the standard as of July 1, 2003, as required, and the adoption did not have a material impact on our results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. We adopted the standard as of July 1, 2003, as required, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

Quarterly Results of Operations

The following data was derived from unaudited consolidated financial information for each of the eight quarters ended December 31, 2003. Such information has been prepared on the same basis as the audited consolidated financial statements contained elsewhere in this report and, in the opinion of management, includes all adjustments necessary for the fair presentation of the information for the periods presented. This information should be read in conjunction with the consolidated financial statements and the related notes. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share amounts)
Revenues:
Gain on sale of loans	$26,643	$23,974	$40,209	$32,051	$43,171	$62,909	$65,237	$69,798
Interest income	8,559	12,945	19,828	26,529	32,297	40,317	47,870	58,498
Loan servicing income	1,992	2,200	1,994	2,185	1,882	1,928	1,979	1,856
Net gain (loss) on mortgage-related securities and derivatives	199	1,716	(923)	162	1,399	2,989	1,051	1,259
Other income	91	32	353	40	391	94	98	199

Total revenues	37,484	40,867	61,461	60,967	79,140	108,237	116,235	131,610

Expenses:
Salaries, wages and benefits	14,454	16,772	20,636	22,802	23,902	26,921	28,700	32,716
Interest expense	3,700	5,051	8,007	11,133	12,167	14,845	16,616	19,934
Occupancy	1,468	1,564	1,923	1,994	2,356	2,507	3,101	3,261
Provision for losses	3,486	1,276	5,539	7,368	6,508	9,871	6,537	10,213
Depreciation and amortization	523	608	699	765	1,117	966	1,260	1,511
General and administrative expenses	4,716	5,022	5,862	7,416	8,407	10,158	10,938	14,148

Total expenses	28,347	30,293	42,666	51,478	54,457	65,268	67,152	81,783

Income before income taxes	9,137	10,574	18,795	9,489	24,683	42,969	49,083	49,827
Income taxes	3,648	4,243	7,511	3,796	9,873	17,187	19,634	19,853

Net income	$5,489	$6,331	$11,284	$5,693	$14,810	$25,782	$29,449	$29,974

Basic earnings per share	$0.96	$1.10	$1.95	$0.98	$1.19	$1.34	$1.50	$1.51

Diluted earnings per share	$0.38	$0.43	$0.77	$0.39	$0.85	$1.25	$1.40	$1.41

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.    Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2003 and December 31, 2002 and for each of the three years in the period ended December 31, 2003 and the Independent Auditors’ Report of Deloitte & Touche LLP, are included in this Form 10-K on pages F-1 through F-37.

ITEM 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Except as set forth in the next sentence, the information required by this item is incorporated by reference from the information under the captions “Proposal No. 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”). Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

ITEM 11.    Executive Compensation

The information required by this item is incorporated by reference from the Proxy Statement under the heading “Executive Compensation and Other Matters.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the Proxy Statement under the headings “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Proposal No. 2: Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

2.	Financial Statement Schedules

All such schedules have been omitted because the information required to be set forth therein is not applicable or is provided elsewhere.

3.	Exhibits

For a list of exhibits filed with this Annual Report on Form 10-K, refer to the Exhibit Index beginning on page 67.

(b)	Reports on Form 8-K

Report on Form 8-K dated October, 2003 attaching the Company’s September 30, 2003 press release regarding the Company’s financial results for the fiscal quarter ended September 30, 2003.

(c)	Exhibits

For a list of exhibits filed with this Annual Report on Form 10-K, refer to the Exhibit Index beginning on page 67.

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

Date: March 25, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JAMES A. KONRATH James A. Konrath	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 25, 2004

/S/ JOHN S. BUCHANAN John S. Buchanan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2004

/s/ RAY W. MCKEWON Ray W. McKewon	Executive Vice President, Secretary and Director	March 25, 2004

/s/ JAMES H. BERGLUND James H. Berglund	Director	March 25, 2004

/s/ GARY M. ERICKSON Gary M. Erickson	Director	March 25, 2004

/s/ JODY A. GUNDERSON Jody A. Gunderson	Director	March 25, 2004

/s/ RICHARD T. PRATT Richard T. Pratt	Director	March 25, 2004

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Second Amended and Restated Investors’ Rights Agreement.

10.1(4)	1998 Stock Option Plan of AHL and standard forms of agreement.

10.2(3)	1995 Stock Option Plan of AHL and standard forms of agreement.

10.3(3)	1995 Executive Stock Option Plan of AHL and standard forms of agreement.

10.4(5)	2002 Stock Option Plan of the Registrant.

10.5(2)	2002 Employee Stock Purchase Plan of the Registrant.

10.6(5)	Senior Management Incentive Plan of AHL, effective for 2002.

10.7(5)	Executive Management Incentive Plan of AHL, effective for 2002.

10.8(5)	Form of Indemnity Agreement to be entered into between the Registrant and each of its executive officers and directors.

10.9(6)	Warehouse Credit, Term Loan and Security Agreement between AHL and Residential Funding Corporation dated as of March 17, 1999, and as amended.

10.10(6)	Loan and Security Agreement between AHL and Residential Funding Corporation dated as of March 17, 1999, and as amended.

10.11(6)	Floating-Rate Convertible Debenture issued to Residential Funding Corporation on March 17, 1999.

10.12(5)	Office Lease between AHL and MBL Life Assurance Corporation, dated August 29, 1995 and as amended through October 19, 1999.

10.13(5)	Carmel Mountain Distribution Center Multi-Tenant Industrial Net Lease between AHL and Calwest Industrial Properties, LLC, dated October 17, 2001 and as amended March 18, 2002.

10.14(5)	Promissory Note issued by Joseph J. Lydon to AHL on June 13, 2002.

10.15(5)	Secured Promissory Note issued by Joseph J. Lydon to AHL on August 1, 2001.

10.16(5)	Stock Pledge Agreement between Joseph J. Lydon and AHL, dated August 1, 2001.

10.17(5)	Stock Redemption Agreement among James A. Konrath, Ray W. McKewon and AHL, dated June 1, 1998.

10.18(5)	Stock Redemption Agreement among James A. Konrath, Ray W. McKewon and AHL, dated August 1, 1999.

10.19(5)	Supplemental Compensation Letter to Joseph J. Lydon dated August 1, 2001.

10.20(2)	Deferred Compensation Plan.

10.21(2)	Deferred Compensation Plan Trust Agreement.

10.22(6)	Stock Purchase Agreement and Registration Rights Agreement, attached as Exhibit A thereto, by and between the Registrant and FBR Asset Investment Corporation.

21.1(3)	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (See page 67).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	Filed with Form 10-k for the fiscal year ended December 31, 2002.
(2)	Filed with amendment number 3 to Registration Statement on Form S-1 (File No. 333-91644) dated November 12, 2002.
(3)	Filed with amendment number 1 to Registration Statement on Form S-1 (File No. 333-91644) dated August 20, 2002.
(4)	Filed with amendment number 4 to Registration Statement on Form S-1 (File No. 333-91644) dated November 26, 2002.
(5)	Filed with Registration Statement on Form S-1 (File No. 333-91644) dated July 1, 2002.
(6)	Filed with amendment number 6 to Registration Statement on Form S-1 (File No. 333-91644) dated January 21, 2003.

ACCREDITED HOME LENDERS HOLDING CO.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Accredited Home Lenders Holding Co.

We have audited the accompanying consolidated balance sheets of Accredited Home Lenders Holding Co. and subsidiary (the “Company”) as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accredited Home Lenders Holding Co. and subsidiary as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

March 15, 2004

San Diego, California

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$11,300	$27,119
Restricted cash	—	209
Mortgage loans held for sale, net of market reserve of $6,885 and $12,213, respectively	972,349	1,615,994
Securitized loans, net of allowance for loan losses of $4,550 and $19,890, respectively	738,917	1,751,318
Mortgage-related securities, at fair value	8,356	3,692
Mortgage servicing rights, net	3,116	1,119
Furniture, fixtures and equipment, net	8,794	20,674
Other receivables	31,962	44,911
Deferred income tax asset	17,075	16,052
Prepaid expenses and other assets	10,736	20,329

TOTAL	$1,802,605	$3,501,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Warehouse and residual interest credit facilities (including $153,726 with a related party at December 31, 2002)	$962,285	$1,515,195
Securitization bond financing	732,823	1,724,389
Convertible debt with a related party	3,000	—
Income taxes payable	6,423	2,949
Accounts payable and accrued liabilities	34,952	46,661

Total liabilities	1,739,483	3,289,194

Redeemable, convertible preferred stock: Series A, $.001 par value; authorized 5,113,334 shares; issued and outstanding 5,113,334 shares at December 31, 2002 and zero at December 31, 2003; redeemable at $1.00 per share after January 1, 2000 (liquidating preference of $1.00 per share)	5,113

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding		—
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 5,833,873 shares at December 31, 2002 and 20,366,314 shares at December 31, 2003 (including 326,113 of restricted stock awarded under the deferred compensation plan)	6	20
Additional paid-in capital	2,351	61,585
Note receivable for common stock	(1,250)	(1,250)
Unearned compensation	(574)	(5,623)
Retained earnings	57,476	157,491

Total stockholders’ equity	58,009	212,223

TOTAL	$1,802,605	$3,501,417

See notes to consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2002	2003
	(dollars in thousands)
REVENUES:
Gain on sale of loans (including $12,270, $1,396 and $2,834, respectively, with a related party)	$81,621	$122,877	$241,115
Interest income	27,714	67,861	178,982
Loan servicing income	6,308	8,371	7,645
Net gain on mortgage-related securities and derivatives	3,433	1,154	6,698
Other income	16	516	782

Total revenues	119,092	200,779	435,222

EXPENSES:
Salaries, wages and benefits	44,139	74,664	112,239
Interest expense (including $6,945, $5,338 and $597, respectively, with a related party)	15,761	27,891	63,562
Occupancy	4,915	6,949	11,225
Provision for losses	6,787	17,669	33,129
Depreciation and amortization	1,699	2,595	4,854
General and administrative expenses	15,809	23,016	43,651

Total expenses	89,110	152,784	268,660

INCOME BEFORE INCOME TAXES	29,982	47,995	166,562
INCOME TAXES	12,583	19,198	66,547

NET INCOME	$17,399	$28,797	$100,015

BASIC EARNINGS PER SHARE	$3.36	$4.99	$5.61

DILUTED EARNINGS PER SHARE	$1.32	$1.98	$4.97

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	5,175	5,776	17,825

DILUTED	13,343	14,629	20,108

See notes to consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Note Receivable for Common Stock	Unearned Compensation	Retained Earnings	Total
	Shares	Amount
	(dollars in thousands)
BALANCE, JANUARY 1, 2001	4,811,053	$5	$127	$(16)	$—	$11,653	$11,769
Issuance of common stock for options exercised	1,127,352	1	1,334	(1,250)			85
Repurchase of common stock	(250,000)					(373)	(373)
Stock compensation			124		(124)		—
Amortization of unearned compensation					11		11
Net income						17,399	17,399

BALANCE, DECEMBER 31, 2001	5,688,405	6	1,585	(1,266)	(113)	28,679	28,891
Issuance of common stock for options exercised	145,468		141				141
Stock compensation			625		(625)		—
Amortization of unearned compensation					164		164
Payment of note receivable				16			16
Net income						28,797	28,797

BALANCE, DECEMBER 31, 2002	5,833,873	6	2,351	(1,250)	(574)	57,476	58,009
Issuance of common stock for options exercised	517,546	1	864				865
Issuance of common stock in initial public offering and concurrent private placement, net of offering costs	5,653,712	6	38,288				38,294
Conversion of preferred stock, convertible debt and warrants to common stock	7,631,191	7	8,106				8,113
Issuance of common stock in the employee stock purchase plan	403,879		4,045				4,045
Stock compensation related to non-employee stock options			434		(434)		—
Amortization of unearned compensation					282		282
Issuance and amortization of restricted stock – net of forfeited shares	326,113		5,415		(4,897)		518
Tax benefit for disqualifying stock dispositions			2,082				2,082
Net income						100,015	100,015

BALANCE, DECEMBER 31, 2003	20,366,314	$20	$61,585	$(1,250)	$(5,623)	$157,491	$212,223

See notes to consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2002	2003
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,399	$28,797	$100,015
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,699	2,595	4,854
Amortization of unearned compensation	11	164	800
Loss on disposal of furniture, fixtures, and equipment	—	212	120
Mortgage loans originated, net of fees	(2,327,578)	(4,315,763)	(7,991,250)
Proceeds from sale of mortgage loans held for sale, net of fees	1,923,906	3,111,677	6,065,290
Collection of principal payments on mortgage loans held for sale	6,696	10,969	33,807
Net change in fair value hedge basis adjustment on mortgage loans held for sale and securitized loans	—	(9,575)	(6,359)
Amortization of net deferred origination fees on securitized loans	—	(135)	(671)
Additions to mortgage-related securities	(8,765)	(820)	—
Cash received on mortgage-related securities	20,830	26,457	13,412
Net unrealized gain on mortgage-related securities	(4,609)	(7,842)	(7,658)
Accretion of mortgage-related securities	(3,867)	(3,861)	(793)
Additions to mortgage servicing rights	(2,584)	(603)	—
Amortization of mortgage servicing rights	1,540	2,313	1,997
Provision for losses	6,787	17,669	33,129
Deferred income taxes	(7,863)	(10,626)	1,023
Income tax deduction for disqualifying stock dispositions	—	—	2,082
Changes in assets and liabilities:
Other receivables	(7,075)	(16,692)	(12,949)
Other assets	3,522	(2,833)	266
Accounts payable and accrued liabilities	4,825	10,880	(797)
Income taxes payable	1,468	2,203	(3,474)

Net cash used in operating activities	(373,658)	(1,154,814)	(1,767,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,501)	(7,115)	(16,854)
Principal payments on securitized loans	—	5,844	212,611

Net cash (used in) provided by investing activities	(2,501)	(1,271)	195,757

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warehouse credit facilities	385,961	423,406	559,769
Proceeds from borrowings on residual interest credit facility	20,654	766	—
Payments of borrowings on residual interest credit facility	(16,913)	(8,950)	(6,859)
Proceeds from issuance of securitization bond financing	—	749,223	1,235,397
Payments of securitization bond financing	—	(11,675)	(243,831)
Change in restricted cash	—	—	(209)
Payments on capital leases	(433)	(332)	(253)
Proceeds from exercise of stock options	85	141	865
Proceeds from issuance of stock under ESPP	—	—	4,045
Proceeds from payments on note receivable for common stock	—	16	—
Payments for repurchase of stock	(373)	—	—
Net proceeds from initial public offering and concurrent private placement	—	—	38,294

Net cash provided by financing activities	388,981	1,152,595	1,587,218

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,822	(3,490)	15,819
BEGINNING BALANCE, CASH AND CASH EQUIVALENTS	1,968	14,790	11,300

ENDING BALANCE, CASH AND CASH EQUIVALENTS	$14,790	$11,300	$27,119

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$14,800	$23,425	$55,420
Income taxes	$11,115	$16,995	$67,622
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for sale to securitized loans	$—	$749,215	$1,236,187
Transfer of loans held for sale to real estate owned, included in other assets	$3,881	$4,941	$9,858
Transfer of mortgage related securities to other liabilities	$—	$—	$297
Capital lease obligations incurred to purchase equipment	$471	$—	$—
Issuance of common stock with note receivable	$1,250	$—	$—
Unearned compensation	$124	$625	$434
Deferred compensation	$—	$—	$5,415
Conversion of convertible debt to common stock	$—	$—	$3,000
Conversion of preferred stock to common stock	$—	$—	$5,113

See notes to consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003

1.	THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

General—The Company engages in the business of originating, financing, selling, securitizing and servicing non-prime mortgage loans secured by residential real estate. The Company focuses on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. The Company originates loans primarily based upon the borrower’s willingness and ability to repay the loan and the adequacy of the collateral.

Restricted Cash—Cash held on behalf of employees for the Employee Stock Purchase Plan and flexible spending accounts is classified as restricted cash.

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

Mortgage Banking Activities—The Company primarily derives its revenue from the sale of loans to various third-party investors under purchase and sale agreements. Loan sales may be either on a servicing retained or released basis, and may take the form of a securitization. The Company may also retain interest-only strips or the right to other excess cash flows. Gains or losses resulting from loan sales are recognized at the time of sale, based on the difference between the net sales proceeds, including retained interests, and the allocated book value of the loans sold. During the years ended December 31, 2001, 2002 and 2003, the Company sold approximately $1.6 billion, $3.0 billion and $6.1 billion, respectively, of loans with mortgage servicing rights released.

In the past, the Company has entered into securitizations structured as sales and retained a residual interest. The Company also sold loans to a third-party securitizer and retained the right to receive future payments based upon certain excess cash flows (primarily excess interest or prepayment penalties) generated by such loans. The revenue recognized from such transactions included an adjustment for such residual interests or excess cash flows (collectively, “mortgage-related securities”) based upon the net present value of the amount expected to be received from the underlying loans less amounts paid to investors, estimated credit losses, servicing fees, as well as mortgage insurance fees, guarantee fees, and trustee fees for the securitizations. The net present value of the mortgage-related securities is determined based on assumptions for loan prepayments, defaults and other factors that market participants would demand for such financial instruments.

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

In the ordinary course of business, an investor may request that the Company refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid in full within a certain amount of time from the date of sale. The Company records a reserve for estimated premium recapture on loans sold, which is charged to gain on sale of loans.

Mortgage Loans Held for Sale—Loans held for sale are carried at the lower of aggregate cost (including hedge basis adjustments) or market. Market is determined by current investor commitments or, in the absence of such commitments, upon current investor commitments for loans of similar credit quality. Market valuation reserves have been provided on certain non-performing loans and other loans held for sale based upon the Company’s estimate of expected losses, generally based on the Company’s loss history for such loans. Valuation adjustments are charged against operations. The market reserve at December 31, 2002 and 2003 was $6,885,000 and $12,213,000, respectively.

Securitized Loans and Securitization Bond Financing—During 2002 and 2003, the Company completed a total of five securitizations totaling $2.0 billion structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

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

The Company periodically evaluates the need for or the adequacy of the allowance for loan losses on its securitized loans. Provision for loan losses on securitized loans is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in such portfolio. The Company defines a loan as impaired at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying the Company’s historical loss experience. The Company also uses other analytical tools to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments are reported in earnings. As these estimates are influenced by factors outside of the Company’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Carrying values are written down to fair value when the loan is foreclosed or deemed uncollectible.

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

The Company periodically evaluates mortgage servicing rights for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis based on loan type using prepayment assumptions ranging from 20.0% to 67.5% and a discount rate of 15% at both December 31, 2002 and 2003. Impairment, if it occurs, is recognized in a valuation allowance for each pool in the period of impairment. No impairment was identified as of December 31, 2002 and 2003.

Derivative Financial Instruments—As part of the Company’s interest rate management process, the Company uses derivative financial instruments such as Eurodollar futures and options. In connection with two of the securitizations structured as financings, the Company entered into interest rate cap agreements. It is not the Company’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

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

Furniture, Fixtures and Equipment—Furniture, fixtures and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives, primarily two to five years. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the estimated useful life or the remaining lease term. Projects in process represent software development costs capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These projects are not yet substantially complete and ready for their intended use, and therefore no depreciation has been taken. These amounts will be reclassified to the proper furniture, fixtures and equipment category upon their substantial completion and depreciated over the estimated useful life. The Company reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life are less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value.

Loan Origination Costs and Fees—Loan origination fees and certain direct origination costs are deferred as an adjustment to the carrying value of the loans. These fees and costs are recognized upon sale of loans to third-party investors or amortized over the life of the loan on a level yield basis for securitized loans.

Provision for Losses—Market valuation adjustments have been provided on certain nonperforming loans, other loans held for sale and real estate owned. These adjustments are based on the Company’s estimate of expected losses, calculated using loss severity and loss frequency rate assumptions, and are based on the value that the Company could reasonably expect to obtain from a sale, that is, other than in a forced or liquidation sale. Provision for losses on securitized loans is recorded in an amount sufficient to maintain the allowance for loan losses at a level considered appropriate to cover probable losses on such loans. Provision for losses also includes net losses on real estate owned. The Company accrues liabilities associated with loans sold which may be required to be repurchased due to breaches of representations and warranties and early payment defaults. The Company periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. As these estimates are influenced by factors outside of the Company’s control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change. Provision for losses for the years ended December 31, 1999, 2000, and 2001 includes a total of approximately $800,000 related to an employee misappropriating Company funds in concert with third parties. See Note 17.

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

Escrow and Fiduciary Funds—The Company maintains segregated bank accounts in trust for investors with respect to payments on securitized loans and mortgage loans serviced for investors, as well as for mortgagors with respect to property tax and hazard insurance premium payments escrowed by mortgagors with the Company. Such accounts amounted to $16.3 million and $35.4 million at December 31, 2002 and 2003, respectively, and are excluded from the Company’s assets and liabilities.

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

Real Estate Owned—Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by the Company in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less costs to dispose. Fair value is based on the net amount that the Company could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. At December 31, 2002 and 2003, real estate owned totaling $3.1 million and $2.5 million, respectively, is included in other assets.

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

The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts as follows (dollars in thousands):

	Year Ended December 31,
	2001	2002	2003
Net income, as reported	$17,399	$28,797	$100,015
Add: Stock-based compensation included in reported net income, net of tax	7	98	169
Deduct: Stock-based employee compensation expense determined using fair value method, net of tax	(46)	(146)	(3,689)

Pro forma Net income	$17,360	$28,749	$96,495

Earnings per share:
Basic – as reported	$3.36	$4.99	$5.61
Basic – pro forma	$3.35	$4.98	$5.41
Diluted – as reported	$1.32	$1.98	$4.97
Diluted – pro forma	$1.31	$1.97	$4.80

The fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends, an expected option life of five years, a risk-free rate of 4.7% (2001), 3.9% (2002) and 3.1% (2003) and no volatility prior to the Offering and a 52.1% weighted average volatility subsequent to the Offering. The Company’s volatility is calculated as an average of its own volatility and the mean of its closest competitors’ volatility for the respective periods due to the limited period of time since the Offering. The weighted average fair value at grant date was $0.38 for options granted with exercise prices equal to fair value during the year ended December 31, 2001 and $0.57 for the other options granted in 2001 (Note 14). The weighted average fair value at grant date was $2.36 and $4.60 for options granted during the years ended December 31, 2002 and 2003, respectively.

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

Recent Accounting Pronouncements—SFAS No. 148, Accounting for Stock-based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123, was issued in December 2002 and amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation in future years, but have provided the required disclosures.

The FASB issued Interpretation FIN No. 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, in November 2002. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN No. 45 on January 1, 2003 and such adoption did not have a material impact on its results of operations, financial position or cash flows.

In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46R also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements must be adopted no later than the beginning of the first fiscal year or interim period beginning after March 15, 2004. The adoption of FIN No. 46R is not expected to have a material impact on the results of operations, financial position or cash flows of the Company.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Company adopted the standard as of July 1, 2003, as required, and the adoption did not have a material impact on its results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the standard as of July 1, 2003, as required, and the adoption did not have a material impact on its results of operations, financial position or cash flows.

Reclassifications—Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

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

Significant Customers—For the year ended December 31, 2001, the Company sold $1.3 billion in loans to three investors, which represented 65.8% of total loans sold. For the year ended December 31, 2002, the Company sold $1.9 billion in loans to three investors, which represented 62.4% of total loans sold. For the year ended December 31, 2003, the Company sold $3.3 billion in loans to three investors, which represented 54.9% of total loans sold.

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

Credit Repurchase Risk—The Company’s sales of mortgage loans are subject to standard mortgage industry representations and warranties, material violations of which may require the Company to repurchase one or more mortgage loans, including provisions requiring the Company to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. At December 31, 2002 and 2003, mortgage loans held for sale included approximately $14.0 million and $13.6 million, respectively, of loans repurchased pursuant to the provisions described in the preceding sentence.

Geographical Concentration—Properties securing the mortgage loans in the Company’s servicing portfolio, including loans subserviced, are geographically dispersed throughout the United States. At December 31, 2002, approximately 27% of the properties were located in California. At December 31, 2003, approximately 25% and 10% of the properties were located in California and Florida, respectively. The remaining properties securing mortgage loans serviced did not exceed 10% in any other state at any period end.

Loan originations are geographically dispersed throughout the United States. During the years ended December 31, 2001, 2002 and 2003, approximately 36%, 38% and 33%, respectively, of loans originated were collateralized by properties located in California. The remaining originations did not exceed 10% in any other state during any of such periods.

3.	MORTGAGE LOANS

Mortgage loans held for sale—Mortgage loans held for sale were as follows (dollars in thousands):

	December 31,
	2002	2003
Mortgage loans held for sale—principal balance	$977,508	$1,622,896
Basis adjustment for fair value hedge accounting	3,021	3,487
Net deferred origination costs (fees)	(1,295)	1,824
Market reserve	(6,885)	(12,213)

Mortgage loans held for sale, net	$972,349	$1,615,994

At December 31, 2003, mortgage loans held for sale included $334.3 million in loans held for a securitization.

Securitized loans—Securitized loans were as follows (dollars in thousands):

	December 31,
	2002	2003
Securitized loans—principal balance	$738,390	$1,761,132
Basis adjustment for fair value hedge accounting	6,554	12,447
Net deferred origination fees	(1,477)	(2,371)
Allowance for loan losses	(4,550)	(19,890)

Securitized loans, net	$738,917	$1,751,318

Provision for losses—Activity in the market reserve on loans held for sale was as follows (dollars in thousands):

	Year Ended December 31,
	2001	2002	2003
Balance, beginning of year	$1,515	$3,419	$6,885
Provision for losses	2,818	6,309	12,862
Chargeoffs, net	(914)	(2,843)	(7,534)

Balance, end of year	$3,419	$6,885	$12,213

Activity in the allowance for loan losses on securitized loans was as follows (dollars in thousands):

	Year Ended December 31,
	2002	2003
Balance, beginning of year	$—	$4,550
Provision for losses	4,550	15,718
Chargeoffs, net	—	(378)

Balance, end of year	$4,550	$19,890

As of December 31, 2002 and December 31, 2003, $120,000 and $7.5 million of securitized loans were 90 days or more delinquent under their payment terms, respectively. This increase results from the increased age and size of the Company’s securitized loan portfolio.

As of December 31, 2002 and December 31, 2003, $5.2 million and $4.2 million of real estate owned, net of the reserve for losses on real estate owned of $2.1 million and $1.7 million, respectively, is included in other assets. Activity in the reserve for losses on real estate owned was as follows (dollars in thousands):

	Year Ended December 31,
	2001	2002	2003
Balance, beginning of year	$746	$1,228	$2,092
Provision for losses	1,512	3,111	450
Chargeoffs, net	(1,030)	(2,247)	(858)

Balance, end of year	$1,228	$2,092	$1,684

Provision for losses in the accompanying consolidated statements of operations is composed of the following (dollars in thousands):

	Year Ended December 31,
	2001	2002	2003
Provision—market reserve on loans	$2,818	$6,309	$12,862
Provision—allowances for losses on securitized loans	—	4,550	15,718
Provision—reserve for real estate owned	1,512	3,111	450
Provision—reserve for repurchases	1,492	1,872	3,102
Net losses on real estate owned	965	1,827	997

	$6,787	$17,669	$33,129

The following table summarizes the historical loss and delinquency amounts for the managed portfolio, including mortgage loans and real estate owned:

	At December 31, 2003		Year Ended December 31, 2003
	(dollars in thousands)
	Total principal amount	Delinquent principal over 91 days	Credit losses (net of recoveries)
Mortgage loans held for sale and real estate owned*	$1,627,105	$7,546	$9,934
Mortgage loans securitized on balance sheet	1,761,132	7,545	378
Mortgage loans sold servicing retained or securitized off balance sheet	307,739	21,794	7,334

Total mortgage loans managed	$3,695,976	$36,885	$17,646

	At December 31, 2002		Year Ended December 31, 2002
	(dollars in thousands)
	Total principal amount	Delinquent principal over 91 days	Credit losses (net of recoveries)
Mortgage loans held for sale and real estate owned*	$982,737	$9,635	$7,393
Mortgage loans securitized on balance sheet	738,390	114	—
Mortgage loans sold servicing retained or securitized off balance sheet	547,371	26,015	6,631

Total mortgage loans managed	$2,268,498	$35,764	$14,024

*	Credit losses (net of recoveries) consist of charge-offs on loans held for sale, real estate owned and repurchases, as well as net losses on real estate owned and other direct writedowns on loans.

4.	MORTGAGE-RELATED SECURITIES

During 2000, the Company executed its own securitization structured as a sale of approximately $174.7 million of mortgage loans originated or acquired by the Company. The senior securities were sold to third parties, and the Company retained a subordinated residual interest. As the residual interest holder, the Company is entitled to the excess cash flows consisting of the interest paid by the obligors of the underlying mortgage loans, less the sum of the interest payable to the senior security holders, servicing and other fees, insurance fees and credit losses on the underlying mortgage loans to the extent such losses are not covered by a primary mortgage insurance policy which insures certain of the underlying mortgage loans. The Company’s receipt of such excess cash flows is delayed to the extent that such securitization provides credit enhancement to the senior security holders by requiring the retention in a reserve account and/or the distribution to the senior security holders, as an accelerated amortization of the principal balance of their securities, of certain amounts otherwise payable to the Company as the residual interest holder. The Company does not have any recourse obligation for credit losses, except to the extent of the Company’s retained residual interests. The securitization agreements provide that if delinquencies or losses on the underlying mortgage loans exceed certain maximums, the required levels of credit enhancement would be increased.

During the years ended December 31, 2000, 2001 and 2002, the Company sold to a third-party investor (and former related party) approximately $321.0 million, $299.8 million and $75.8 million, respectively, of mortgage loans originated or acquired by the Company. See Note 17. The loans were sold pursuant to three separate commitments, each for a twelve-month period different from the calendar year. Pursuant to the agreement with the investor, the Company is entitled to receive payments based upon the amount of excess cash flows generated by the Company’s sold loans under each commitment. The excess cash flows consist of the interest paid by the obligors of the Company’s sold loans, less the sum of a specified yield payable to the investor, servicing fees and credit losses on the Company’s sold loans. In general, if credit losses result in a negative excess cash flow, the Company is obligated to pay the shortfall to the investor; provided, that the Company is not obligated to reimburse the investor for credit losses in excess of 10% of the aggregate outstanding principal balance of the mortgage loans purchased by the investor under each commitment. The Company is also entitled to all prepayment penalties collected, as long as the rate of prepayments stay below certain thresholds. Should the thresholds be exceeded, then the Company must share the prepayment penalties collected with the investor.

Mortgage-related securities consisted of the following (dollars in thousands):

	Year Ended December 31,
	2001	2002	2003
Balance, beginning of year	$25,879	$22,290	$8,356
Additions	8,765	820	—
Net unrealized gains	4,609	7,842	7,658
Interest accretion	3,867	3,861	793
Cash collected	(20,830)	(26,457)	(13,412)
Reclassification to other liabilities	—	—	297

Balance, end of year	$22,290	$8,356	$3,692

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% increases in these assumptions for the 2000 securitization are as follows (dollars in thousands):

	December 31,
	2002	2003
Carrying amount/fair value of residual interest	$4,294	$3,692
Weighted average life (in years)	3.10 years	3.22 years
Prepayment speed assumptions (annual rate)	22.0%-62.5%	22.0%-55.2%
Decrease in fair value of 10% change	$(101)	$(99)
Decrease in fair value of 20% change	$(164)	$(186)
Expected credit losses (cumulative rate)	4.82%	4.89%
Decrease in fair value of 10% change	$(393)	$(326)
Decrease in fair value of 20% change	$(778)	$(641)
Residual cash flows discount rate (annual rate)	15%	15%
Decrease in fair value of 10% change	$(291)	$(269)
Decrease in fair value of 20% change	$(552)	$(512)
Interest rates on adjustable loans	Forward LIBOR curve	Forward LIBOR curve
Increase (decrease) in fair value of 10% change	$(11)	$29
Increase (decrease) in fair value of 20% change	$(17)	$64

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

Aggregate actual and projected credit losses as a percentage of original securities pool balance for the securitization completed in 2000 as of December 31, 2002 and 2003 was 4.82% and 4.89%, respectively.

The following summarizes certain cash flows received from and paid to securitization trust (dollars in thousands):

	Year Ended December 31,
	2002	2003
Servicing fees received	$616	$400
Cash flows received on residual interest	5,072	2,093
Purchases of delinquent or foreclosed assets	4,864	1,580
Servicing advances	2,074	686
Reimbursements of servicing advances	1,867	—

The Company utilized the following key assumptions to value its mortgage-related securities originated during the year ended December 31, 2002 that arose from sales of loans by the Company to a third-party investor (and former related party). There were no such sales in 2003.

Year Ended December 31,
2002
Annual prepayment speeds	4.2% to 60%
Discount rate	15%
Expected cumulative credit losses	4.6%
Interest rate on adjustable rate loans	Forward LIBOR curve

The Company utilized the following assumptions to revalue all mortgage-related securities that arose from sales of loans by the Company to third party investors outstanding at December 31, 2002 and 2003 (dollars in thousands):

	December 31,
	2002	2003
Annual prepayment speeds	20.0% to 67.5%	20.0% to 67.5%
Discount rate	15%	15%
Expected cumulative credit losses	5.00%	3.44%
Interest rate on adjustable rate loans	Forward LIBOR curve	Forward LIBOR curve
Fair value at year end	$4,062	$(297)

The fair value of the mortgage-related securities that arose from the sales of loans to a third party investor (a former related party) of ($297,000) at December 31, 2003 is included in other liabilities on the balance sheet.

5.	MORTGAGE SERVICING RIGHTS

Mortgage servicing rights were as follows (dollars in thousands):

	Year Ended December 31,
	2001	2002	2003
Balance, beginning of year	$3,782	$4,826	$3,116
Additions, through originations	2,584	603	—
Amortization	(1,540)	(2,313)	(1,997)

Balance, end of year	$4,826	$3,116	$1,119

The fair value of mortgage servicing rights at December 31, 2002 and 2003 was $3.3 million and $1.3 million, respectively.

The Company is the master servicer for $1.3 billion, $2.3 billion and $3.7 billion in loans as of December 31, 2001, 2002 and 2003, respectively.

The Company is servicing for others 5,416 and 3,420 loans with an outstanding balance of $547.4 million and $307.7 million at December 31, 2002 and 2003, respectively. In addition, the Company is servicing 4,775 and 11,622 loans with an outstanding balance of $738.4 million and $1.8 billion at December 31, 2002 and 2003, respectively, related to the securitizations structured as a financing.

The following table summarizes the estimated aggregate amortization expense for mortgage servicing rights as of December 31, 2003:

December 31, 2003
(dollars in thousands)
Years ending December 31:
2004	$870
2005	190
2006	59

Total	$1,119

6.	FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment were as follows (dollars in thousands):

	December 31,
	2002	2003
Office equipment	$5,725	$10,490
Computer software	2,806	6,748
Furniture and equipment	2,354	4,677
Leasehold improvements	776	1,381
Projects in process	136	4,888

	11,797	28,184
Accumulated depreciation and amortization	(3,003)	(7,510)

Furniture, fixtures and equipment, net	$8,794	$20,674

7.	OTHER RECEIVABLES

Other receivables were as follows (dollars in thousands):

	December 31,
	2002	2003
Deposit in derivative margin account	$15,461	$20,359
Accrued interest on mortgage loans	7,104	14,051
Corporate, escrow and servicing advances	8,850	9,267
Other	547	1,234

Total	$31,962	$44,911

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Accounting for Derivative Financial Instruments and Designation of Hedged Instruments—As part of the Company’s interest rate management process, the Company uses derivative financial instruments. The Company has implemented hedge accounting for certain derivative financial instruments used to hedge its mortgage loans held for sale and securitized loans. For those derivative financial instruments, on the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge, which hedges the fair value of mortgage loans held for sale or the fair value of securitized loans. Changes in the fair value of such derivative financial instrument and changes in the fair value of hedged assets attributable to the hedged risk, which are determined to be effective, are recorded in current period earnings. Accordingly, the net amount recorded in the Company’s consolidated statements of operations is referred to as hedge ineffectiveness.

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

Derivative Financial Instruments and Hedged Instrument Activity—During August 2002, the Company began using hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale. At December 31, 2002 and 2003, fair value hedge basis adjustments of $3.0 million and $3.5 million, respectively, are included in mortgage loans held for sale related to the $497.9 million and $960.8 million, respectively, of such loans designated as the hedged assets. Hedge ineffectiveness associated with fair value hedges of ($242,000) and $418,000 was recorded in earnings during years ended December 31, 2002 and 2003, respectively, and is included as an addition to (a reduction in) gain on sale of loans in the consolidated statements of operations.

During December 2002, the Company began using hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its securitized loans. At December 31, 2002 and 2003, fair value hedge basis adjustments of $6.6 million and $12.4 million, respectively, are included in securitized loans related to the $291.4 million and $1.0 billion, respectively, of such loans designated as hedged assets. Hedge ineffectiveness associated with fair value hedges of ($150,000) and ($213,000) was recorded in earnings during the years ended December 31, 2002 and 2003, respectively, and is included as a reduction in interest income in the consolidated statements of operations.

At December 31, 2003, the Company had outstanding futures contracts with a fair value of ($9.4) million included in accrued liabilities of which contracts with a fair value of ($8.9) million are designated as hedge instruments. The Company is required to maintain a cash deposit in a margin account with its broker related to these derivative transactions. At December 31, 2003, approximately $20.4 million was on deposit in such margin account, which is included in other receivables. Accordingly, the net liquidation value of the Company’s derivative financial instruments and related margin account is $11.0 million at December 31, 2003. In addition, the Company had option contracts and interest rate cap agreements with a fair value of $715,000 and $160,000, respectively, included in other assets at December 31, 2003.

At December 31, 2002, the Company had outstanding futures contracts with a fair value of ($10.7) million included in accrued liabilities of which contracts with a fair value of ($6.4) million are designated as hedge instruments. The Company is required to maintain a cash deposit in a margin account with its broker related to these derivative transactions. At December 31, 2002, approximately $15.5 million was on deposit in such margin account, which is included in other receivables. Accordingly, the net liquidation value of the Company’s derivative financial instruments and related margin account is $4.8 million at December 31, 2002. In addition, the Company had option contracts with a fair value of $16,000 included in other assets at December 31, 2002.

The change in fair value of derivative financial instruments and the related hedged asset recorded in earnings was as follows (dollars in thousands):

	Year Ended December 31,
	2001	2002	2003
Net unrealized gain (loss)	$(823)	$(3,905)	$13,072
Net realized loss	(547)	(25,542)	(26,836)

Total	$(1,370)	$(29,447)	$(13,764)

For the years ended December 31, 2001, 2002 and 2003, a $194,000, $20.1 million and $8.2 million net loss on derivatives and hedged assets, respectively, is included in gain on sale of loans and a $0, $2.7 million and $4.6 million net loss on derivatives and hedged assets, respectively, is included in interest income in the consolidated statements of operations. The remaining amount of net gain (loss) on derivatives is included in net gain on mortgage-related securities and derivatives in the consolidated statements of operations for all periods presented.

9.	CREDIT FACILITIES

Outstanding warehouse and residual interest credit facility balances consisted of the following (dollars in thousands):

	December 31,
	2002	2003
Warehouse credit facilities	$955,426	$1,515,195
Residual interest credit facility	6,859	—

Total	$962,285	$1,515,195

The outstanding convertible debt credit facility balances were $3.0 million and $0 at December 31, 2002 and 2003, respectively. The convertible debt was converted into 2,095,625 shares of the Company’s common stock in the Offering.

Credit Facilities—The Company had in place the following credit facilities:

A warehouse credit facility providing for borrowings up to the maximum described below, collateralized by performing loans.

December 31,
	2002	2003
Maximum borrowings	$300 million	$400 million
Interest rate index	One-month LIBOR	One-month LIBOR
Interest rate at period end	2.6% to 3.1%	2.4% to 2.9%
Balance outstanding	$214.5 million	$381.3 million
Expiration date	February 28, 2003	January 31, 2004

This line of credit also provides for a sublimit of $10.0 million and $15.0 million at December 31, 2002 and 2003, respectively, collateralized by nonperforming loans (primarily loans 60 or more days delinquent) with interest based on one-month LIBOR. Outstanding borrowings at December 31, 2002 and 2003 were $5.6 million and $6.6 million, respectively, and interest rates at period end were 4.9% and 4.6%, respectively. In January 2004, this facility was amended and restated whereby the maximum borrowings were increased to $500 million and the expiration date was changed to July 30, 2005.

A warehouse credit facility providing for borrowings up to the maximum described below, collateralized by performing and non-performing loans.

December 31,
	2002	2003
Maximum borrowings	$300 million	$500 million
Interest rate index	One-month LIBOR	One-month LIBOR
Interest rate at period end	2.7% to 3.0%	2.5% to 2.7%
Balance outstanding	$267.1 million	$190.3 million
Expiration date	March 29, 2003	May 1, 2004

A warehouse credit facility providing for borrowings up to the maximum described below, collateralized by performing loans.

	December 31,
	2002	2003
Maximum borrowings	$15 million	$40 million
Interest rate index	Weighted prime rate	Weighted prime rate
Interest rate at period end	4.75%	4.50%
Weighted prime rate	4.25%	4.00%
Balance outstanding	$7.5 million	$11.0 million
Expiration date	March 31, 2003	July 31, 2004

A warehouse credit facility providing for borrowings up to the maximum described below, collateralized by performing loans.

December 31,
	2002	2003
Maximum borrowings	$225 million	$325 million
Interest rate index	One-month LIBOR	One-month LIBOR
Interest rate at period end	2.6% to 3.6%	2.3% to 3.4%
Balance outstanding	$196.6 million	$152.4 million
Expiration date	September 23, 2003	October 6, 2004

This line also provides for a sublimit of $15 million and $25 million at December 31, 2002 and December 31, 2003, respectively, collateralized by nonperforming and aged loans with interest based on one-month LIBOR. Outstanding borrowings were $1.5 million and $0 with an interest rate of 3.6% and 3.4% at December 31, 2002 and December 31, 2003, respectively.

A warehouse credit facility providing for borrowings up to the maximum described below, collateralized by performing loans.

December 31,
	2002	2003
Maximum borrowings	$75 million non- discretionary, $75 million discretionary	$150 million non-discretionary, $150 million discretionary
Interest rate index	One-month LIBOR	One-month LIBOR
Interest rate at period end	2.5% to 4.1%	2.2% to 3.9%
Balance outstanding	$115.8 million	$168.4 million
Expiration date	September 19, 2003	November 12, 2004

This line also provides for a sublimit of $22.5 million at December 31, 2002 and 2003 collateralized by nonperforming and aged loans with interest based on one-month LIBOR. There were no outstanding borrowings under this facility at December 31, 2002 and December 31, 2003.

A warehouse credit facility implemented in 2003 providing for borrowings up to the maximum described below, collateralized by performing loans.

December 31, 2003
Maximum borrowings	$400 million
Interest rate index	One-month LIBOR
Interest rate at period end	2.4% to 3.6%
Balance outstanding	$175.0 million
Expiration date	April 21, 2004

This line also provides for a sublimit of $30.0 million at December 31, 2003, collateralized by nonperforming and aged loans with interest based on one-month LIBOR. Outstanding borrowings were $2.8 million with an interest rate of 2.6% to 3.6% at December 31, 2003.

A warehouse credit facility implemented in 2003 providing for borrowings up to the maximum described below, collateralized by performing loans.

December 31, 2003
Maximum borrowings	$300 million
Interest rate index	One-month LIBOR
Interest rate at period end	2.0% to 2.6%
Balance outstanding	$214.7 million
Expiration date	October 8, 2004

The Company also has a credit facility with a former related party providing for the following three separate borrowing facilities. At December 31, 2002, the related party has a beneficial ownership interest in the Company related to the convertible debt facility described below. All ownership and beneficial ownership interest of this lender were sold in connection with the Offering. Therefore, this lender ceased to be a related party upon the completion of the Offering.

A warehouse credit facility for borrowings up to the maximum described below, collateralized by performing loans.

	December 31,
	2002	2003
Maximum borrowings	$82 million non- discretionary; $75 million discretionary	$300 million
Interest rate index	One-month LIBOR	One-month LIBOR
Interest rate at period end	2.6%	2.4%
Balance outstanding	$146.9 million	$215.5 million
Expiration date	May 31, 2003	January 31, 2005

This line also provides for a sublimit of $7.0 million at both December 31, 2002 and 2003 collateralized by seasoned loans, defined as eligible mortgage loans which are aged more than 90 days, with interest based on one-month LIBOR. There were no outstanding borrowings at December 31, 2002 and 2003.

A line of credit for borrowings up to the maximum described below, collateralized by real estate owned (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure) and loans 60 days or more delinquent.

	December 31,
	2002	2003
Maximum borrowings	$8 million	$8 million
Interest rate index	One-month LIBOR	One-month LIBOR
Interest rate at period end	4.4%	4.1%
Balance outstanding	$0	$0
Expiration date	May 31, 2003	January 31, 2005

A term loan for borrowings up to the maximum described below, collateralized by residual interests in securitized pools of mortgage loans and/or the Company’s rights, with respect to loans sold to the lender, to ongoing payments, which approximate residual interests in securitized pools of such loans. This term loan was paid in full during 2003 and no such facility exists at December 31, 2003.

December 31, 2002
Maximum borrowings	$40 million
Interest rate index	One-month LIBOR
Interest rate at period end	4.9% to 5.4%
Balance outstanding	$6.9 million
Expiration date	May 31, 2003

The Company also had a $3.0 million multiple-advance convertible debt facility with this lender, with interest based on one-month LIBOR. The interest rate was 6.4% at December 31, 2002. The convertible debt was converted into 2,095,625 shares of the Company’s Common Stock with the Offering.

At December 31, 2002 and 2003, $977.5 million and $1.6 billion, respectively, of principal balance of loans held for sale were pledged as collateral against total outstanding debt balances under the warehouse lines of credit of $955.4 million and $1.5 billion, respectively. Also, $8.2 million of mortgage-related securities were pledged as collateral against the $6.9 million outstanding under the residual interest credit facility as of December 31, 2002.

As of December 31, 2003, the Company was in compliance with all covenant requirements for each of the facilities. The Company’s warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements and limitations on other indebtedness. If the Company fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if the Company defaults under one facility, it would generally trigger a default under the Company’s other facilities.

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

The following summarizes activity in all credit facilities (dollars in thousands):

	Year Ended December 31,
	2001	2002	2003
Average balance outstanding	$265,939	$687,932	$1,273,998
Maximum amount outstanding at any month-end during the year	547,063	969,226	1,548,891
Weighted average interest rate during the year	5.08%	3.23%	2.46%

Warrant Agreements—In connection with one of the warehouse credit facilities described above, the Company entered into a warrant agreement with the lender pursuant to which the lender was granted warrants to acquire 374,457 shares of the Company’s common stock at $1.76 per share, subject to adjustment in accordance with the terms of the warrant agreement. These warrants were converted into 292,076 shares of Common Stock in the Offering.

In connection with a now-expired warehouse credit facility, the Company entered into a warrant agreement with the lender pursuant to which the lender was granted warrants to acquire 148,750 shares of the Company’s common stock at $1.00 per share, subject to adjustment in accordance with the terms of the warrant agreement. These warrants were converted into 130,156 shares of Common Stock in the Offering.

10.	SECURITIZATION BOND FINANCING

The following is a summary of the outstanding securitization bond financing, by class (dollars in thousands):

	December 31,
	2002	2003
	Amount	Amount	Interest Rate	Stated Maturity Date
Series 2002-1:
Class A-1	$64,761	$41,668	4.93%*	July 25, 2032
Class A-2	128,967	80,849	One-month LIBOR+0.32%	July 25, 2032

	193,728	122,517
Unamortized bond discount	(13)	(9)

Series 2002-1, net	$193,715	$122,508

Series 2002-2:
Class A-1	$178,065	$141,027	4.48%*	January 25, 2033
Class A-2	248,584	184,892	One-month LIBOR+0.49%	February 25, 2033
Class A-3	112,517	85,972	One-month LIBOR+0.50%	January 25, 2033

	539,166	411,891
Unamortized bond discount	(58)	(39)

Series 2002-2, net	$539,108	$411,852

Series 2003-1:
Class A-1		$95,244	3.58%*	June 25, 2033
Class A-2		99,095	One-month LIBOR+0.35%	June 25, 2033
Class A-3		78,916	One-month LIBOR+0.38%	June 25, 2033

		273,255
Unamortized bond discount		(4)

Series 2003-1, net		$273,251

Series 2003-2:
Class A-1		$115,132	4.23%*	October 25, 2033
Class A-2		193,938	One-month LIBOR+0.35%	October 25, 2033
Class A-3		97,323	One-month LIBOR+0.37%	October 25, 2033

		406,393
Unamortized bond discount		(34)

Series 2003-2, net		$406,359

Series 2003-3:
Class A-1		$192,888	4.46%*	January 25, 2034
Class A-2		208,048	One-month LIBOR+0.38%	January 25, 2034
Class A-3		109,483	One-month LIBOR+0.38%	January 25, 2034

Series 2003-3, net		$510,419

Total securitization bond financing, net	$732,823	$1,724,389

*	The interest rates for the A-1 classes are a result of swap rates plus a spread of 1.02%, 1.30%, 1.32%, 1.25% and 1.35%, respectively.

The bonds are collateralized by securitized loans with an aggregate outstanding principal balance of $738.4 million and $1.8 billion as of December 31, 2002 and December 31, 2003, respectively. Unamortized debt issuance costs, included in other assets, are approximately $3.5 million and $7.7 million at December 31, 2002 and December 31, 2003, respectively.

Amounts collected by the Company as servicer of the mortgage loans are remitted to the trustee, who in turn distributes such amounts each month to the bondholders, together with other amounts received with respect to the mortgage loans, net of fees payable to the Company, trustee and insurer of the bonds. Interest collected each month on the mortgage loans will generally exceed the amount of interest accrued on the bonds. A portion of such excess interest will initially be distributed as principal to the bonds. As a result of such principal distributions, the excess of the unpaid principal balance of the loans over the unpaid principal balance of the bonds (“overcollateralization”) will increase. The securitization agreements require that a certain level of overcollateralization be maintained. Once a required level has been reached, excess interest will no longer be used to accelerate the amortization of the bonds. Whenever the level of overcollateralization falls below the required level, excess interest will again be paid as principal to the bonds until the required level has been reached. Excess interest that is not paid to the bonds in order to create or maintain the required overcollateralization level, or used to make certain other payments, will be passed through to the Company. The securitization agreements provide that if delinquencies or losses on the underlying mortgage loans exceed certain maximums, the required levels of credit enhancement would be increased. During 2003, the Company received $20.6 million of excess interest from these securitizations. Therefore, the bonds are not necessarily expected to be outstanding through the stated maturity date set forth above.

The following table summarizes the expected repayment requirements relating to the securitization bond financing at December 31, 2003. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

December 31, 2003
(dollars in thousands)
Years ending December 31:
2004	$360,753
2005	479,317
2006	384,162
2007	184,266
2008	80,354
Thereafter	235,623
Discount	(86)

Total	$1,724,389

11.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of significant items comprising the Company’s net deferred tax asset were as follows (dollars in thousands):

	December 31,
	2002	2003
Loans held for sale	$15,298	$11,408
Market reserve on loans held for sale	3,403	5,627
Loan securitizations	—	4,403
State taxes	27	3,419
Other reserves and accruals	3,386	1,712

Deferred tax assets	22,114	26,569

Mortgage-related securities	(4,909)	(10,517)
Loan securitizations	(130)	—

Deferred tax liabilities	(5,039)	(10,517)

Net deferred tax asset	$17,075	$16,052

The components of the income tax (benefit) expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2001	2002	2003
Federal:
Current	$16,383	$23,163	$54,003
Deferred	(6,615)	(7,900)	94

	9,768	15,263	54,097

State:
Current	4,063	6,661	11,521
Deferred	(1,248)	(2,726)	929

	2,815	3,935	12,450

Total	$12,583	$19,198	$66,547

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

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations (dollars in thousands):

	Year Ended December 31,
	2001	2002	2003
Federal income tax at statutory rate	$10,487	$16,798	$58,297
State income tax, net of federal effects	1,830	2,364	8,092
Other	266	36	158

Total	$12,583	$19,198	$66,547

During the year ended December 31, 2003, the Company recorded a $2.1 million reduction in income taxes payable and a corresponding increase to additional paid in capital related to corporate tax deductions arising from the sale by employees of common stock they acquired from the stock option plans and the ESPP prior to the fulfillment of required tax holding periods for such stock.

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows (dollars in thousands):

	December 31,
	2002	2003
Accrued liabilities – payroll	$12,245	$16,884
Accrued liabilities – general	6,952	12,106
Futures contracts	10,683	9,359
Reserve for repurchases	2,888	5,445
Reserve for premium recapture	1,374	2,470
Accounts payable – trade	545	385
Capital leases	265	12

Total	$34,952	$46,661

Activity in the reserve for repurchases was as follows (dollars in thousands):

	Year Ended December 31,
	2001	2002	2003
Balance, beginning of year	$—	$1,492	$2,888
Provision	1,492	1,872	3,102
Chargeoffs, net	—	(476)	(545)

Balance, end of year	$1,492	$2,888	$5,445

Activity in the reserve for premium recapture was as follows (dollars in thousands):

	Year Ended December 31,
	2001	2002	2003
Balance, beginning of year	$567	$1,042	$1,374
Provision	757	1,099	2,996
Chargeoffs, net	(282)	(767)	(1,900)

Balance, end of year	$1,042	$1,374	$2,470

13.	REDEEMABLE, CONVERTIBLE PREFERRED STOCK

The holders of AHL’s Series A Preferred Stock (“Preferred Stock”) were entitled to a non-cumulative dividend preference of $.06 per share. The Preferred Stock was redeemable, at the option of the shareholder, at a redemption price of $1.00 per share, adjusted for stock dividends, combinations or splits, after January 1, 2000. The Preferred Stock, which voted with the common stock on an “as if converted” basis, represented approximately 46.7% of the total outstanding voting shares at December 31, 2002. In connection with the Offering, all of the Preferred Stock was converted into 5,113,334 shares of the Company’s common stock.

14.	STOCKHOLDERS’ EQUITY

Stock Option Plans—The Company’s 1995 Executive Stock Option Plan, 1995 Stock Option Plan, 1998 Stock Option Plan, and 2002 Stock Option Plan (collectively the “Stock Option Plans”), provide for the issuance of stock options to eligible directors, employees and consultants. The Company’s 2002 Stock Option Plan (“2002 Plan”) was adopted effective as of the closing of the Offering by the board of directors and approved by the stockholders in 2002. The share reserve for the 2002 Plan includes the number of shares remaining available for option grants and the number of options outstanding under all other stock option plans. The 2002 Plan provides for automatic grants of stock options to non-employee directors to purchase 17,500 shares of Company common stock to each director who is a non-employee director on the date the 2002 Plan is effective or who first becomes a director after the date the 2002 Plan is effective. The total shares authorized for issuance under the Stock Option Plans were 3,579,891, 3,829,891 and 2,221,039 at December 31, 2001, 2002 and 2003, respectively.

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

During 2001 and 2002, the Company recorded $124,000 and $625,000, respectively, of unearned compensation (representing the intrinsic value of such options) related to stock option grants for which a reevaluation of the fair value of the Company’s common stock was performed. During 2003, 17,500 stock options were granted to a non-employee who has a consulting agreement with the Company. These options are accounted for at fair value in accordance with SFAS No. 123 and, during the year ended December 31, 2003, $434,000 of unearned compensation was recorded related to the stock options granted to this non-employee. Unearned compensation is included as a separate component of stockholders’ equity and amortized over the vesting period of the related options.

A summary of the changes in options outstanding under the Company’s Stock Option Plans for the years ended December 31, 2001, 2002 and 2003 follows:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2001	2,439,871	$1.22
Options granted	608,650	1.82
Options exercised	(1,127,352)	1.18
Options cancelled	(289,380)	1.49

Balance, December 31, 2001	1,631,789	1.42
Options granted	420,140	5.28
Options exercised	(145,468)	0.97
Options cancelled	(156,819)	2.61

Balance, December 31, 2002	1,749,642	2.27
Options granted	678,950	12.41
Options exercised	(517,546)	1.67
Options cancelled	(211,427)	7.96

Balance, December 31, 2003	1,699,619	$5.80

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2003	Weighted- Average Exercise Price
$0.08-$0.25	136,200	2.19 years	$0.10	136,200	$0.10
$1.50	636,280	6.40	$1.50	488,287	$1.50
$3.00-$4.75	246,780	8.10	$3.64	95,520	$3.60
$8.00	456,459	9.06	$8.00	23,222	$8.00
$10.70-$18.74	138,075	9.43	$14.53	—	—
$27.14	85,825	9.81	$27.14	—	—

$0.08-$27.14	1,699,619	7.44	$5.80	743,229	$1.72

At December 31, 2001 and 2002, options exercisable under the Company’s Stock Option Plans totaled 736,478 and 950,842, respectively, at a weighted average exercise price of $1.05 and $1.28, respectively.

2002 Employee Stock Purchase Plan—The Company’s 2002 Employee Stock Purchase Plan (the “2002 ESPP”) was adopted effective as of the closing of the Offering by the board of directors and approved by the stockholders in 2002. A total of 1,000,000 shares of common stock are authorized and reserved for issuance under the plan, to be cumulatively increased on January 1, 2004 and each January 1 thereafter through January 1, 2013 according to the formula specified by the 2002 ESPP. Employees, including officers and employee directors, are eligible to participate in the 2002 ESPP if they are employed for more than 20 hours per week and more than five months in any calendar year. The 2002 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of the participant’s compensation. Such amounts are applied to the purchase of shares of the Company’s common stock at a price of 85% of the fair market value of the common stock as defined in the 2002 ESPP. During the year ended December 31, 2003, the Company issued 403,879 shares to employees with proceeds of $4.0 million.

Deferred Compensation Plan—The Company’s Deferred Compensation Plan (the “Plan”) was adopted by the board of directors and approved by the stockholders in 2002. The Plan is effective as of January 1, 2003. A total of 2,000,000 shares of the Company’s common stock is authorized and reserved for issuance under the Plan. The Plan is an unfunded, nonqualified deferred compensation plan that benefits directors, certain designated key members of management and highly compensated employees. Under the Plan, an employee may defer up to 100% of his or her base salary, director fee, bonus and/or commissions on a pre-tax basis. The Company may make both voluntary and/or matching contributions to the Plan on behalf of Plan participants and may make voluntary and/or matching contributions in the form of common stock. All Plan assets are corporate assets rather than individual property and are therefore subject to creditors’ claims against the Company. As of December 31, 2003, employees had voluntarily contributed $442,000 to the Plan. During the year ended December 31, 2003, the Company awarded 326,113, net of forfeitures, of restricted common stock under the Plan that vest 50% two years from the date of grant and 25% each year thereafter until fully vested.

15.	EARNINGS PER SHARE (IN THOUSANDS, EXCEPT PER SHARE INFORMATION):

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

	Year Ended December 31, 2001
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$17,399	5,175	$3.36
Plus effect of income of assumed conversions
Interest on convertible debt, net of tax	157
Effect of dilutive shares
Warrants		142
Stock options		817
Convertible preferred stock		5,113
Convertible debt		2,096

Diluted EPS	$17,556	13,343	$1.32

	Year Ended December 31, 2002
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$28,797	5,776	$4.99
Plus effect of income of assumed conversions
Interest on convertible debt, net of tax	124
Effect of dilutive shares
Warrants		411
Stock options		1,233
Convertible preferred stock		5,113
Convertible debt		2,096

Diluted EPS	$28,921	14,629	$1.98

	Year Ended December 31, 2003
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$100,015	17,825	$5.61
Plus effect of income of assumed conversions
Interest on convertible debt, net of tax	16
Effect of dilutive shares
Warrants*		50
Stock options		1,342
Restricted stock		22
Convertible preferred stock*		616
Convertible debt*		253

Diluted EPS	$100,031	20,108	$4.97

*	Represents the dilutive effect of the shares outstanding prior to the Offering.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Restricted Cash – The carrying amounts of these items equal their fair value.

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

	December 31, 2002		December 31, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$11,300	$11,300	$27,119	$27,119
Restricted cash	—	—	209	209
Mortgage loans held for sale	972,349	1,011,824	1,615,994	1,679,886
Securitized loans	738,917	782,436	1,751,318	1,840,650
Mortgage-related securities	8,356	8,356	3,692	3,692
Accrued interest receivable	7,104	7,104	14,051	14,051
Derivative assets	16	16	875	875
Financial liabilities:
Warehouse and residual interest credit facilities	$962,285	$962,285	$1,515,195	$1,515,195
Securitization bond financing	732,823	732,823	1,724,389	1,724,389
Accrued interest payable	3,588	3,588	5,945	5,945
Convertible debt	3,000	3,000	—	—
Derivative liabilities	10,683	10,683	9,359	9,359

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

17.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space for its headquarters in San Diego, California for various branch offices, executive suites, and record storage facilities across the country, and for certain equipment under operating leases expiring at various dates through 2013.

At December 31, 2003, the minimum future lease payments under non-cancelable operating leases were as follows (dollars in thousands):

Years Ending:
2004	$7,506
2005	7,933
2006	6,512
2007	4,517
2008	3,174
Thereafter	2,295

Total	$31,937

Rent expense for the years ended December 31, 2001, 2002 and 2003 was approximately $2,255,000, $3,420,000 and $5,373,000, respectively.

Employment Agreements—The Company has negotiated employment agreements with certain employees. These agreements provide for the payment of base salaries, performance bonuses subject to certain restrictions, and/or the payment of severance benefits upon termination. In August 2001, the Company entered into a supplemental compensation agreement with an executive officer.

401(k) Plan—The Company participates in a defined contribution plan (the “Plan”). Substantially all employees are eligible to participate in the Plan after completing one quarter year of service. For the year ended December 31, 2001, employees may contribute between 1% and 20% of their gross salary. Effective January 1, 2002, employees may contribute up to 100% of their gross salary subject to Internal Revenue Service limitations. The Company matches 50% of the first 6% contributed by employees. During the years ended December 31, 2001, 2002 and 2003, the Company contributed $742,000, $1,320,000 and $2,177,000, respectively.

Other—The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the statement of financial position. The credit risk is mitigated by the Company’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. The Company does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. The Company commits to originate loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $136.2 million and $177.3 million as of December 31, 2002 and 2003, respectively.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee.

During 1999, the Company entered into a loan sale agreement whereby the Company agreed to sell $900 million in loans over a three-year period. See Note 4. The purchaser of these loans provides the Company certain credit facilities and the convertible debt facility. See Note 9. The Company periodically enters into other loan sale commitments. Loan sale commitments totaled $319.5 million and $447.2 million at December 31, 2002 and 2003, respectively.

The Company’s mortgage banking business is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”) and state regulatory authorities with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations require, among other things, that the Company maintain a minimum net worth of $250,000. As of December 31, 2003, the Company was in compliance with these requirements.

From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2003.

During 2001, the Company discovered that an employee had misappropriated funds from the Company in concert with third parties, resulting in an overstatement of losses on real estate owned, which are included in the provision for losses in the consolidated statements of operations for the years ended December 31, 1999 through 2001. The Company has determined that approximately $800,000 was misappropriated from the Company during that period, and the Company recovered $340,000 and $359,000 of the loss in 2002 and 2003, respectively, which are included in other income in the consolidated statements of operations for such periods.

Legal—Because the nature of the Company’s business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, it is subject to various legal proceedings in the ordinary course of business related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. The Company is also subject to legal proceedings in the ordinary course of business related to employee matters. Except as specifically set forth below, the Company does not believe that the resolution of these lawsuits in the ordinary course of business will have a material adverse effect on its financial position or results of operations.

The Company previously disclosed a suit that was outside of the ordinary course of business, Zimmerman et al. v. Accredited Home Lenders, Inc., filed in Los Angeles County, California, Superior Court in July 2001. The plaintiffs were individuals who sold a retail mortgage loan business to a purchaser pursuant to a contract which provided for future payments to plaintiffs over a period of years based upon future mortgage loans originated by the business. The contract provided that, in the event control of the business was transferred by the purchaser, the purchaser’s obligations under the contract, including the future payments, either must be assumed by the transferee or the purchaser must make a lump sum payment to the plaintiffs in accordance with a formula set forth in the contract. The Company subsequently acquired some furniture, fixtures and equipment, assumed lease liabilities on some office branches and office equipment, and hired a number of employees of the business. The Company expressly did not assume liability for the future payments that were part of the original purchase transaction, nor did the Company hire all of the persons employed by the business, acquire all of the assets or assume all of the liabilities. The plaintiffs claimed that the future payments they negotiated with the original purchaser were assumed by the Company as a result of the transaction between the Company and the original purchaser. The action was dismissed with prejudice on March 29, 2002, and, on July 29, 2003, the appellate court affirmed the trial court’s dismissal of the action. The time for further appeal expired without further action on the part of the plaintiffs, and this matter is now resolved.

In December 2002, the Company was served with a complaint and motion for class certification in a class action lawsuit alleging that the Company misrepresents and inflates the amounts it charges its borrowers for third-party fees in violation of state laws, which prohibit unfair and deceptive trade practices. The Company filed an answer to the complaint in January 2003, but a schedule for briefing and hearing the motion for class certification has not yet been established. There has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the class. At the present time, the ultimate outcome of this matter and the amount of liability, if any, that may result is not determinable and no amounts have been accrued in the Company’s financial statements. The Company intends to vigorously defend this matter and does not believe it will have a material adverse affect on its business with respect to this matter.

In December 2003, the Company was served with a class action complaint, alleging that the provision for a prepayment charge included in a loan made by the Company to the plaintiff and others similarly situated violated a California statute restricting prepayment charges, breached the covenant of good faith and fair dealing, and constituted an unfair business practice. The suit seeks to recover the amount of any such prepayment charge previously paid, punitive damages, interest, attorneys’ fees and costs of suit, and also seeks to enjoin further enforcement of such prepayment charge provisions.

The Company included the subject prepayment charge provision on the basis that the federal Alternative Mortgage Transactions Parity Act (the “Parity Act”) preempts state restrictions on prepayment charges if certain conditions are met. The Company believes that those conditions were met with respect to the subject loan, as well as all other loans with a similar prepayment charge provision. However, a New Jersey state court ruled against Parity Act preemption of New Jersey state restrictions on prepayment charges. That case is on appeal, and at least three other decisions by federal courts have upheld Parity Act preemption of state law. The Company intends to vigorously defend this matter, however if the subject case were to result in a ruling that the Parity Act did not preempt state law with respect to the prepayment charge provision included in the plaintiff’s loan, the potential liability could have a material adverse effect on the Company. At the present time, the ultimate outcome of this matter and the amount of liability, if any, that may result is not determinable and no amounts have been accrued in the Company’s financial statements with respect to this matter.

In January 2004, the Company was served with a complaint, alleging that the Company violated California and federal law by misclassifying the plaintiff, a commissioned loan officer, as an exempt employee and failing to pay the plaintiff on an hourly basis and for overtime worked. The plaintiff seeks to recover, on behalf of himself and all of the Company’s other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. The Company has removed the case to federal court and has filed an answer to the complaint. The Company does not believe this matter will have a material adverse effect on its business and is pursuing settlement discussions. At the present time, the ultimate outcome of this matter and the amount of liability, if any that may result is not determinable and no amounts have been accrued in the Company’s financial statements with respect to this matter.