Form 10-Q
period 2004-03-31
ACCREDITED HOME LENDERS HOLDING CO
filed 2004-05-17
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

The number of outstanding shares of the registrant’s common stock as of April 30, 2004 was 20,799,250.

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

PART I

Item 1. Financial Statements

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	December 31, 2003	March 31, 2004
ASSETS
Cash and cash equivalents	$27,119	$34,542
Restricted cash	209	5,660
Mortgage loans held for sale, net of market reserve of $12,213 and $12,833, respectively	1,615,994	1,907,341
Securitized loans, net of allowance for loan losses of $19,890 and $24,686, respectively	1,751,318	2,139,009
Mortgage-related securities, at fair value	3,692	4,286
Mortgage servicing rights, net	1,119	812
Furniture, fixtures and equipment, net	20,674	26,310
Other receivables	44,911	57,149
Deferred income tax asset	16,052	18,288
Prepaid expenses and other assets	20,329	22,249

TOTAL	$3,501,417	$4,215,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Warehouse facilities	$1,515,195	$1,816,200
Securitization bond financing	1,724,389	2,094,043
Income taxes payable	2,949	12,266
Accounts payable and accrued liabilities	46,661	54,946

Total liabilities	3,289,194	3,977,455

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 20,366,314 shares at December 31, 2003 and 20,740,534 shares at March 31, 2004 (including 326,113 and 496,025, respectively, of restricted stock awarded under the deferred compensation plan)	20	21
Additional paid-in capital	61,585	70,444
Note receivable for common stock	(1,250)	(1,250)
Unearned compensation	(5,623)	(11,021)
Retained earnings	157,491	179,997

Total stockholders’ equity	212,223	238,191

TOTAL	$3,501,417	$$4,215,646

See notes to condensed consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares outstanding in thousands, except for earnings per share)	Three Months Ended March 31,
	2003	2004
REVENUES:
Interest income	$32,297	$60,626
Gain on sale of loans (including $2,834 and $0, respectively, with a related party)	43,171	54,730
Loan servicing income	1,882	1,563
Net gain on mortgage-related securities and derivatives	1,399	1,842
Other income	391	202

Total revenues	79,140	118,963

EXPENSES:
Salaries, wages and benefits	23,902	35,394
Interest expense (including $597 and $0, respectively, with a related party)	12,167	20,930
Occupancy	2,402	3,853
Provision for losses	6,508	7,449
Depreciation and amortization	1,117	1,774
General and administrative expenses	8,361	12,053

Total expenses	54,457	81,453

INCOME BEFORE INCOME TAXES	24,683	37,510
INCOME TAXES	9,873	15,004

NET INCOME	$14,810	$22,506

BASIC EARNINGS PER SHARE	$1.19	$1.12

DILUTED EARNINGS PER SHARE	$0.85	$1.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	12,445	20,119

DILUTED	17,419	21,504

See notes to condensed consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,810	$22,506
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,117	1,774
Amortization of unearned compensation	49	777
Loss on disposal of furniture, fixtures, and equipment	—	4
Mortgage loans originated, net of fees	(1,470,267)	(2,388,770)
Proceeds from sale of mortgage loans held for sale, net of fees	1,075,857	1,582,909
Collection of principal payments on mortgage loans held for sale	4,551	11,274
Net change in fair value hedge basis adjustment on mortgage loans held for sale and securitized loans	(3,200)	(14,933)
Amortization of net deferred origination fees on securitized loans	(125)	(252)
Cash received on mortgage-related securities	3,735	1,407
Net unrealized gain on mortgage-related securities	(1,735)	(2,190)
Accretion of mortgage-related securities	(346)	(108)
Amortization of mortgage servicing rights	565	307
Provision for losses	6,508	7,449
Deferred income taxes	(3,324)	(2,236)
Income tax deduction for disqualifying stock dispositions	—	2,294
Changes in assets and liabilities:
Other receivables	(230)	(12,238)
Other assets	1,906	(336)
Accounts payable and accrued liabilities	(6,333)	6,556
Income taxes payable	7,192	9,317

Net cash used in operating activities	(369,270)	(774,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,257)	(7,414)
Principal payments on securitized loans	14,270	123,734

Net cash provided by investing activities	12,013	116,320

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warehouse credit facilities	348,916	301,005
Payments of borrowings on residual interest credit facility	(6,858)	—
Proceeds from issuance of securitization bond financing	—	505,000
Payments of securitization bond financing	(22,817)	(135,346)
Change in restricted cash	(120)	(5,451)
Payments on capital leases	(75)	(7)
Proceeds from exercise of stock options	134	391
Net proceeds from initial public offering and concurrent private placement	38,773	—

Net cash provided by financing activities	357,953	665,592

NET INCREASE IN CASH AND CASH EQUIVALENTS	696	7,423
BEGINNING BALANCE, CASH AND CASH EQUIVALENTS	11,300	27,119

ENDING BALANCE, CASH AND CASH EQUIVALENTS	$11,996	$34,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,200	$18,852
Income taxes	$6,024	$5,609
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for sale to securitized loans	$—	$504,925
Transfer of loans held for sale to real estate owned, included in other assets	$2,172	$1,584
Transfer of mortgage related securities from other liabilities	$—	$297
Unearned compensation	$48	$76
Deferred compensation	$—	$6,023
Conversion of convertible debt to common stock	$3,000	$—
Conversion of preferred stock to common stock	$5,113	$—
Conversion of warrants to common stock	$1	$—

See notes to condensed consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2003 and 2004 (Unaudited)

1. THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements include the accounts of Accredited Home Lenders Holding Co. (“AHLHC”), a Delaware corporation, and its wholly owned subsidiary Accredited Home Lenders, Inc. (“AHL”) (collectively the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Accredited Home Lenders Holding Co.’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Restricted Cash—Cash held on behalf of employees for the Employee Stock Purchase Plan and flexible spending accounts are classified as restricted cash. In addition, the Company has deposited $4.2 million in a bank account to cover the risk of loss on its errors and omissions liability coverage. This amount is classified as restricted cash.

Mortgage Banking Activities—The Company derives its revenue from the interest earned on mortgage loans and from the sale of loans to various third-party investors under purchase and sale agreements. Loan sales

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may be either on a servicing retained or released basis, and may take the form of a securitization. The Company may also retain interest-only strips or the right to other excess cash flows. Gains or losses resulting from loan sales are recognized at the time of sale, based on the difference between the net sales proceeds, including retained interests, and the allocated book value of the loans sold.

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

Securitized Loans and Securitization Bond Financing—Since July 2002, the Company has completed a total of six securitizations totaling $2.5 billion structured as a financing under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Financial Instruments—As part of the Company’s interest rate management process, the Company uses derivative financial instruments such as Eurodollar futures and options. In connection with three of the securitizations structured as financings, the Company entered into interest rate cap agreements. It is not the Company’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

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

Provision for Losses—Market valuation adjustments have been provided on certain nonperforming loans, other loans held for sale and real estate owned. These adjustments are based on the Company’s estimate of expected losses, calculated using loss severity and loss frequency rate assumptions, and are based on the value that the Company could reasonably expect to obtain from a sale, that is, other than in a forced or liquidation sale. Provision for losses on securitized loans is recorded in an amount sufficient to maintain the allowance for loan losses at a level considered appropriate to cover probable losses on such loans. Provision for losses also includes net losses on real estate owned. The Company also accrues liabilities associated with loans sold which may be required to be repurchased due to breaches of representations and warranties and early payment defaults. The Company periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. As these estimates are influenced by factors outside of the Company’s control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change.

Escrow and Fiduciary Funds—The Company maintains segregated bank accounts in trust for investors with respect to payments on securitized loans and mortgage loans serviced for investors, as well as for mortgagors with respect to property tax and hazard insurance premium payments escrowed by mortgagors with

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company. Such accounts amounted to $35.4 million and $52.0 million at December 31, 2003 and March 31, 2004, respectively, and are excluded from the Company’s assets and liabilities.

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

The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts as follows (dollars in thousands):

	Three Months Ended March 31,
	2003	2004
Net income, as reported	$14,810	$22,506
Add: Stock-based compensation included in reported net income, net of tax	29	68
Deduct: Stock-based employee compensation expense determined using fair value method, net of tax	(76)	(321)

Pro forma net income	$14,763	$22,253

Earnings per share:
Basic—as reported	$1.19	$1.12
Basic—pro forma	$1.19	$1.11
Diluted—as reported	$0.85	$1.05
Diluted—pro forma	$0.84	$1.03

The fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends, an expected option life of five years, a risk-free rate of 2.9% (three months ended March 31, 2003) and 3.1% (three months ended March 31, 2004) and no volatility (three months ended March 31, 2003) as options were granted prior to the Offering and a 57.3% weighted average volatility (three months ended March 31, 2004), respectively. The Company’s volatility is calculated as an average of its own volatility and the mean of its closest competitors’ volatility for the respective periods due to the limited period of time since the Offering. The weighted average fair value at grant date was $1.08 and $20.78 for options granted during the three months ended March 31, 2003 and 2004, respectively.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Geographical Concentration—Properties securing the mortgage loans in the Company’s servicing portfolio, including loans subserviced, are geographically dispersed throughout the United States. At March 31, 2003 and 2004, approximately 37% and 35%, respectively, of the properties were located in California. The remaining properties securing mortgage loans serviced did not exceed 10% in any other state at any period end.

Loan originations are geographically dispersed throughout the United States. During the three months ended March 31, 2003 and 2004, approximately 36% and 31%, respectively, of the principal balance of loans originated were collateralized by properties located in California. The remaining originations did not exceed 10% in any other state during any of such periods.

3. MORTGAGE LOANS

Mortgage loans held for sale—Mortgage loans held for sale were as follows (dollars in thousands):

	December 31, 2003	March 31, 2004
Mortgage loans held for sale—principal balance	$1,622,896	$1,910,768
Basis adjustment for fair value hedge accounting	3,487	6,946
Net deferred origination costs	1,824	2,460
Market reserve	(12,213)	(12,833)

Mortgage loans held for sale, net	$1,615,994	$1,907,341

At March 31, 2004, mortgage loans held for sale included $418.2 million in loans held for a securitization.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securitized loans—Securitized loans were as follows (dollars in thousands):

	December 31, 2003	March 31, 2004
Securitized loans—principal balance	$1,761,132	$2,142,323
Basis adjustment for fair value hedge accounting	12,447	23,921
Net deferred origination fees	(2,371)	(2,549)
Allowance for loan losses	(19,890)	(24,686)

Securitized loans, net	$1,751,318	$2,139,009

Provision for losses—Activity in the market reserve on loans held for sale was as follows (dollars in thousands):

	Three Months Ended March 31,
	2003	2004
Balance, beginning of period	$6,885	$12,213
Provision for losses	4,437	2,094
Chargeoffs, net	(1,162)	(1,474)

Balance, end of period	$10,160	$12,833

Reserve % of loans held for sale	0.74%	0.67%

Activity in the allowance for loan losses on securitized loans was as follows (dollars in thousands):

	Three Months Ended March 31,
	2003	2004
Balance, beginning of period	$4,550	$19,890
Provision for losses	1,884	5,057
Chargeoffs, net	—	(261)

Balance, end of period	$6,434	$24,686

Allowance % of securitized loans	0.89%	1.15%

As of December 31, 2003 and March 31, 2004, $7.5 million and $8.7 million of securitized loans were 90 days or more delinquent under their payment terms, respectively. This increase results from the increased age and size of the Company’s securitized loan portfolio.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003 and March 31, 2004, $4.2 million and $2.5 million of real estate owned, net of the reserve for losses on real estate owned of $1.7 million and $1.0 million, respectively, is included in other assets. Activity in the reserve for losses on real estate owned was as follows (dollars in thousands):

	Three Months Ended March 31,
	2003	2004
Balance, beginning of period	$2,092	$1,684
Provision for losses	(90)	(188)
Chargeoffs, net	(337)	(514)

Balance, end of period	$1,665	$982

Provision for losses in the accompanying consolidated statements of operations is composed of the following (dollars in thousands):

	Three Months Ended March 31,
	2003	2004
Provision—market reserve on loans	$4,437	$2,094
Provision—allowance for losses on securitized loans	1,884	5,057
Recovery—reserve for real estate owned	(90)	(188)
Provision (recovery)—reserve for repurchases	(31)	407
Net losses on real estate owned	308	79

	$6,508	$7,449

4. MORTGAGE-RELATED SECURITIES

Mortgage-related securities consisted of the following (dollars in thousands):

	Three Months ended March 31,
	2003	2004
Balance, beginning of period	$8,356	$3,692
Net unrealized gains	1,735	2,190
Interest accretion	346	108
Cash collected	(3,735)	(1,407)
Reclassification from other liabilities	—	(297)

Balance, end of period	$6,702	$4,286

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company utilized the following assumptions to revalue all mortgage-related securities that arose from sales of loans by the Company to third party investors outstanding at December 31, 2003 and March 31, 2004 (dollars in thousands):

	December 31, 2003	March 31, 2004
Annual prepayment speeds	20.0% to 67.5%	20.0% to 67.5%
Discount rate	15%	15%
Expected cumulative credit losses	4.2%	4.2%
Interest rates on adjustable rate loans	Forward LIBOR curve	Forward LIBOR curve
Fair value at period end	$(297)	$159

The fair value of the mortgage-related securities that arose from the sales of loans to a third party investor (a former related party) of ($297,000) at December 31, 2003 is included in other liabilities on the balance sheet.

The Company utilized the following assumptions to revalue all mortgage-related securities that arose from the Company’s 2000 securitization outstanding at December 31, 2003 and March 31, 2004 (dollars in thousands):

	December 31, 2003	March 31, 2004
Annual prepayment speeds	22.0% to 55.2%	22.0% to 43.3%
Discount rate	15%	15%
Expected cumulative credit losses	4.9%	4.6%
Interest rates on adjustable rate loans	Forward LIBOR curve	Forward LIBOR curve
Fair value at period end	$3,692	$4,127

5. MORTGAGE SERVICING RIGHTS

The Company recognizes as a separate asset the rights to service mortgage loans for others once such rights are contractually separated from the underlying loans. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income and are recorded at the lower of amortized cost or fair value.

Mortgage servicing rights were as follows (dollars in thousands):

	Three Months ended March 31,
	2003	2004
Balance, beginning of period	$3,116	$1,119
Amortization	(565)	(307)

Balance, end of period	$2,551	$812

The fair value of mortgage servicing rights at March 31, 2003 and March 31, 2004 was $3.1 million and $915,000, respectively.

The Company periodically evaluates mortgage servicing rights for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis based on loan type using prepayment assumptions ranging from 20.0% to 67.5% and a discount rate of 15% at both December 31, 2003 and March 31, 2004. Impairment, if it occurs, is recognized in a valuation allowance for each pool in the period of impairment. No impairment was identified as of December 31, 2003 and March 31, 2004.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is the master servicer of 20,567 and 32,404 loans with an outstanding balance of $2.6 billion and $4.3 billion as of March 31, 2003 and 2004, respectively. Losses on our servicing portfolio, defined as loans held for sale, securitized loans and loans held in off balance sheet securitizations, were $3.9 million for both the three months ended March 31, 2003 and 2004, respectively, resulting in annualized losses of 0.7% and 0.4% for the comparable periods. As of March 31, 2003 and 2004, the unpaid principal balance of loans sold servicing retained was $430.3 million and $236.5 million, respectively.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Financial Instruments and Hedged Instrument Activity—The Company uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale. At December 31, 2003 and March 31, 2004, fair value hedge basis adjustments of $3.5 million and $6.9 million, respectively, are included in mortgage loans held for sale related to the $960.8 million and $1.1 billion, respectively, of such loans designated as hedged assets. Hedge ineffectiveness associated with fair value hedges of $401,000 was recorded in earnings during the three months ended March 31, 2004 and is included as an addition to gain on sale of loans in the consolidated statements of operations.

The Company uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its securitized loans. At December 31, 2003 and March 31, 2004, fair value hedge basis adjustments of $12.4 million and $23.9 million, respectively, are included in securitized loans related to the $1.0 billion and $1.4 billion, respectively, of such loans designated as hedged assets. Hedge ineffectiveness associated with fair value hedges of ($105,000) was recorded in earnings during the three months ended March 31, 2004 and is included as a reduction in interest income in the consolidated statements of operations.

At March 31, 2004, the Company had outstanding futures contracts with a fair value of ($17.9) million included in accrued liabilities of which contracts with a fair value of ($17.3) million are designated as hedge instruments. The Company is required to maintain a cash deposit in a margin account with its broker related to these derivative transactions. At March 31, 2004, approximately $27.1 million was on deposit in such margin account, which is included in other receivables. Accordingly, the net liquidation value of the Company’s derivative financial instruments and related margin account is $9.2 million at March 31, 2004. In addition, the Company had option contracts and interest rate cap agreements with a fair value of $228,000 and $394,000, respectively, included in other assets at March 31, 2004.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of the change in fair value of derivative financial instruments and the related hedged asset recorded in the various statement of operation line items are detailed below (dollars in thousands). The following table is not representative of our hedge ineffectiveness as it excludes the income statement effects attributable to fluctuations in interest rates that have been recognized in premiums on whole loan sales and interest margins.

	Three Months Ended March 31, 2004
	Interest Income	Gain on Sale	Net Gain on MRS	Total
Net unrealized gain (loss)	$1,319	$7,287	$(19)	$8,587
Net realized gain (loss)	(4,616)	(12,675)	(329)	(17,620)

Total	$(3,297)	$(5,388)	$(348)	$(9,033)

	Three Months Ended March 31, 2003
	Interest Income	Gain on Sale	Net Gain on MRS	Total
Net unrealized gain (loss)	$(138)	$3,584	$2,622	$6,068
Net realized gain (loss)	(1,119)	(4,918)	(2,958)	(8,995)

Total	$(1,257)	$(1,334)	$(336)	$(2,927)

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. CREDIT FACILITIES

Credit Facilities—The Company had in place the following credit facilities:

Amount Outstanding
	December 31, 2003	March 31, 2004
A $500 million warehouse credit facility expiring July 30, 2005, collateralized by performing loans, bearing interest based on one-month LIBOR (rate was 2.3% to 2.8% at March 31, 2004). This line also includes a $15 million sublimit collateralized by aged and delinquent loans with interest based on one-month LIBOR (rate was 4.6% at March 31, 2004). Outstanding borrowings on this sublimit is included in the amount outstanding and totaled $6.6 million and $2.6 million at December 31, 2003 and March 31, 2004, respectively.	$387.9 million	$357.8 million

A $500 million warehouse credit facility expiring May 1, 2004, collateralized by performing and delinquent loans, bearing interest based on one-month LIBOR (rate was 2.4% to 2.7% at March 31, 2004). In April 2004, the expiration date was changed to May 31, 2004.	$190.3 million	$351.8 million

A $40 million warehouse credit facility expiring July 31, 2004, collateralized by performing loans, bearing interest based on the prime rate (rate was 4.50% at March 31, 2004).	$11.0 million	$10.2 million

A $325 million warehouse credit facility expiring October 6, 2004, collateralized by performing, aged and delinquent loans, bearing interest based on one-month LIBOR (rate was 2.3% to 3.3% at March 31, 2004). In April 2004, this facility was amended and restated whereby the maximum borrowings were increased to $450 million and the expiration date was changed to April 18, 2005.	$152.4 million	$210.0 million

A $150 million non-discretionary; $150 million discretionary warehouse credit facility expiring November 12, 2004, collateralized by performing and delinquent loans, bearing interest based on one-month LIBOR (rate was 2.2% to 3.8% at March 31, 2004).	$168.4 million	$240.3 million

A $400 million warehouse credit facility expiring April 21, 2004, collateralized by performing, aged and delinquent loans, bearing interest based on one-month LIBOR (rate was 2.3% to 3.6% at March 31, 2004). In April 2004, the expiration date was changed to April 20, 2005.	$175.0 million	$233.0 million

A $300 million warehouse credit facility expiring October 8, 2004, collateralized by performing, aged and delinquent loans, bearing interest based on one-month LIBOR (rate was 2.0% to 2.6% at March 31, 2004).	$214.7 million	$211.3 million

A $300 million warehouse credit facility expiring January 31, 2005, collateralized by performing, aged and delinquent loans, bearing interest based on one-month LIBOR (rate was 2.3% at March 31, 2004). This line also included a $7 million sublimit collateralized by seasoned loans with interest based on one-month LIBOR (rate was 3.6% at March 31, 2004) with no outstanding borrowings at December 31, 2003 and March 31,	$215.5 million	$201.8 million

An $8 million warehouse credit facility expiring January 31, 2005, collateralized by real estate owned (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure) and loans 60 days or more delinquent, bearing interest based on one-month LIBOR (rate was 4.1% at March 31, 2004).	—	—

Total warehouse credit facilities	$1,515.2 million	$1,816.2 million

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2004, the Company was in compliance with all covenant requirements for each of the facilities. The Company’s warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements and limitations on other indebtedness. If the Company fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if the Company defaults under one facility, it would generally trigger a default under the Company’s other facilities.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. SECURITIZATION BOND FINANCING

The following is a summary of the outstanding securitization bond financing, by class (dollars in thousands):

	December 31, 2003	March 31, 2004	Interest Rate	Stated Maturity Date
	Amount	Amount
Series 2002-1:
Class A-1	$41,668	$36,985	4.93% *	July 25, 2032
Class A-2	80,849	69,271	One-month LIBOR + 0.32%	July 25, 2032

	122,517	106,256
Unamortized bond discount	(9)	(8)

Series 2002-1, net	$122,508	$106,248

Series 2002-2
Class A-1	$141,027	$126,054	4.48% *	January 25, 2033
Class A-2	184,892	162,101	One-month LIBOR + 0.49%	February 25, 2033
Class A-3	85,972	76,444	One-month LIBOR + 0.50%	January 25, 2033

	411,891	364,599
Unamortized bond discount	(39)	(35)

Series 2002-2, net	$411,852	$364,564

Series 2003-1
Class A-1	$95,244	$88,248	3.58% *	June 25, 2033
Class A-2	99,095	90,016	One-month LIBOR + 0.35%	June 25, 2033
Class A-3	78,916	68,213	One-month LIBOR + 0.38%	June 25, 2033

	273,255	246,477
Unamortized bond discount	(4)	(4)

Series 2003-1, net	$273,251	$246,473

Series 2003-2
Class A-1	$115,132	$111,268	4.23% *	October 25, 2033
Class A-2	193,938	183,936	One-month LIBOR + 0.35%	October 25, 2033
Class A-3	97,323	91,116	One-month LIBOR + 0.37%	October 25, 2033

	406,393	386,320
Unamortized bond discount	(34)	(31)

Series 2003-2, net	$406,359	$386,289

Series 2003-3
Class A-1	$192,888	$187,579	4.46% *	January 25, 2034
Class A-2	208,048	199,755	One-month LIBOR + 0.38%	January 25, 2034
Class A-3	109,483	103,405	One-month LIBOR + 0.38%	January 25, 2034

Series 2003-3, net	$510,419	$490,739

Series 2004-1
Class A-1		$246,938	One-month LIBOR + 0.30%	April 25, 2034
Class A-2		252,792	One-month LIBOR + 0.30%	April 25, 2034

Series 2004-1, net		$499,730

Total securitization bond financing, net	$1,724,389	$2,094,043

*	The interest rates for the A-1 classes are a result of swap rates plus a spread of 1.02%, 1.30%, 1.32%, 1.25% and 1.35%, respectively.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The bonds are collateralized by securitized loans with an aggregate outstanding principal balance of $1.8 billion and $2.1 billion as of December 31, 2003 and March 31, 2004, respectively. Unamortized debt issuance costs, included in other assets, are approximately $7.7 million and $8.9 million at December 31, 2003 and March 31, 2004, respectively.

Amounts collected by the Company as servicer of the mortgage loans are remitted to the trustee, who in turn distributes such amounts each month to the bondholders, together with other amounts received with respect to the mortgage loans, net of fees payable to the Company, trustee and insurer of the bonds. Interest collected each month on the mortgage loans will generally exceed the amount of interest accrued on the bonds. A portion of such excess interest will initially be distributed as principal to the bonds. As a result of such principal distributions, the excess of the unpaid principal balance of the loans over the unpaid principal balance of the bonds (“overcollateralization”) will increase. The securitization agreements require that a certain level of overcollateralization be maintained. Once a required level has been reached, excess interest will no longer be used to accelerate the amortization of the bonds. Whenever the level of overcollateralization falls below the required level, excess interest will again be paid as principal to the bonds until the required level has been reached. Excess interest that is not paid to the bonds in order to create or maintain the required overcollateralization level, or used to make certain other payments, will be passed through to the Company. The securitization agreements provide that if delinquencies or losses on the underlying mortgage loans exceed certain maximums, the required levels of credit enhancement would be increased. During the three months ended March 31, 2004, the Company received $12.0 million of excess interest from these securitizations. Therefore, the bonds are not necessarily expected to be outstanding through the stated maturity date set forth above.

The following table summarizes the expected repayment requirements relating to the securitization bond financing at March 31, 2004. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

March 31, 2004 (dollars in thousands)
Nine months ending December 31:
2004	$310,576
Years ending December 31:
2005	580,914
2006	514,539
2007	271,967
2008	113,139
2009	71,356
Thereafter	231,629
Discount	(77)

Total	$2,094,043

9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of significant items comprising the Company’s net deferred tax asset were as follows (dollars in thousands):

	December 31,	March 31,
	2003	2004
Loans held for sale	$11,408	$14,702
Market reserve on loans held for sale	5,627	5,591
Loan securitizations	4,403	5,907
State taxes	3,419	1,549
Other reserves and accruals	1,712	2,057

Deferred tax assets	26,569	29,806

Mortgage-related securities	(10,517)	(11,518)

Deferred tax liabilities	(10,517)	(11,518)

Net deferred tax asset	$16,052	$18,288

The components of the income tax (benefit) expense consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2003	2004
Federal:
Current	$10,657	$13,542
Deferred	(2,684)	(1,372)

	7,973	12,170

State:
Current	2,540	3,698
Deferred	(640)	(864)

	1,900	2,834

Total	$9,873	$15,004

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

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2003	2004
Federal income tax at statutory rate	$8,638	$13,128
State income tax, net of federal effects	1,235	1,842
Other	—	34

Total	$9,873	$15,004

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended March 31, 2004, the Company recorded a $2.3 million reduction in income taxes payable and a corresponding increase to additional paid in capital related to corporate tax deductions arising from the sale by employees of common stock they acquired from the stock option plans and the ESPP prior to the fulfillment of required tax holding periods for such stock.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows (dollars in thousands):

	December 31, 2003	March 31, 2004
Accrued liabilities—payroll	$16,884	$16,194
Accrued liabilities—general	12,106	12,376
Futures contracts	9,359	17,868
Reserve for repurchases	5,445	5,785
Reserve for premium recapture	2,470	2,305
Accounts payable—trade	385	413
Capital leases	12	5

Total	$46,661	$54,946

11. STOCKHOLDERS’ EQUITY

A summary of the changes in options outstanding under the Company’s Stock Option Plans for the three months ended March 31, 2004 follows:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2004	1,699,619	$5.80
Options granted	213,650	40.08
Options exercised	(204,308)	1.91
Options cancelled	(79,210)	18.40

Balance, March 31, 2004	1,629,751	$10.17

2002 Employee Stock Purchase Plan—The Company’s 2002 Employee Stock Purchase Plan (the “2002 ESPP”) was adopted effective as of the closing of the Offering by the board of directors and approved by the stockholders in 2002. A total of 1,500,000 shares of common stock are currently authorized and reserved for issuance under the plan, which provides that the plan be cumulatively increased each January 1 through January) 1, 2013 according to the formula specified by the 2002 ESPP. Employees, including officers and employee directors, are eligible to participate in the 2002 ESPP if they are employed for more than 20 hours per week and more than five months in any calendar year. The 2002 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of the participant’s compensation. Such amounts are applied to the purchase of shares of the Company’s common stock at a price of 85% of the fair market value of the common stock as defined in the 2002 ESPP. As of March 31, 2004, employees have contributed $1.3 million to the 2002 ESPP for future purchases of stock.

Deferred Compensation Plan—The Company’s Deferred Compensation Plan (the “Plan”) was adopted by the board of directors and approved by the stockholders in 2002. The Plan is effective as of January 1, 2003. A total of 2,000,000 shares of the Company’s common stock is authorized and reserved for issuance under the Plan. The Plan is an unfunded, nonqualified deferred compensation plan that benefits directors, certain designated key members of management and highly compensated employees. Under the Plan, an employee may defer up to

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

100% of his or her base salary, director fee, bonus and/or commissions on a pre-tax basis. The Company may make both voluntary and/or matching contributions to the Plan on behalf of Plan participants and may make voluntary and/or matching contributions in the form of common stock. All Plan assets are corporate assets rather than individual property and are therefore subject to creditors’ claims against the Company. As of March 31, 2004, employees had voluntarily contributed $1.0 million to the Plan. In January 2004, the Company awarded 158,538 shares, net of forfeitures, of restricted common stock under the Plan that vest 50% two years from the date of grant and 25% each year thereafter until fully vested. In March 2004, the Company granted 9,876 shares of restricted common stock under the Plan to its independent, outside directors and an additional 1,498 shares of restricted common stock to a member of its advisory board of directors, which vest in full two years from the date of grant.

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

	Three Months Ended March 31, 2003
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$14,810	12,445	$1.19
Plus effect of income of assumed conversions
Interest on convertible debt, net of tax	16
Effect of dilutive shares
Warrants *		206
Stock options		1,243
Convertible preferred stock *		2,500
Convertible debt *		1,025

Diluted EPS	$14,826	17,419	$0.85

*	Represents the dilutive effect of the shares outstanding prior to the initial public offering at February 14, 2003.

	Three Months Ended March 31, 2004
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$22,506	20,119	$1.12
Effect of dilutive shares
Stock options		1,213
Restricted stock		172

Diluted EPS	$22,506	21,504	$1.05

13. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space for its headquarters in San Diego, California, for various branch offices, executive suites, and record storage facilities across the country, and for certain equipment under operating leases expiring at various dates through 2013.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2004, the minimum future lease payments under non-cancelable operating leases were as follows (dollars in thousands):

Nine Months Ending:
2004	$6,473
Years ending:
2005	9,032
2006	7,520
2007	5,577
2008	4,070
2009	2,387
Thereafter	1,711

Total	$36,770

Other—The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the statement of financial position. The credit risk is mitigated by the Company’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. The Company does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. The Company commits to originate loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $177.3 million and $238.3 million as of December 31, 2003 and March 31, 2004, respectively.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee. The Company periodically enters into other loan sale commitments. Loan sale commitments totaled $447.2 million and $129.2 million at December 31, 2003 and March 31, 2004, respectively.

In connection with various regulatory lending requirements, the Company is required to maintain certain minimum levels of net worth. The Company was in compliance with these requirements at March 31, 2004.

From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2004.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2003, the Company was served with a class action complaint, Silva v. Accredited Home Finance, et al., alleging that the Company violated a California statute restricting prepayment charges, breached the covenant of good faith and fair dealing, and constituted an unfair business practice. In April 2004, the Company’s demurrer to the complaint was sustained without leave to amend and the action was dismissed with prejudice. The plaintiff subsequently agreed to waive his right to appeal in exchange for the Company’s agreement to waive its rights to costs and fees. This matter is now finally resolved.

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

General

We are a nationwide mortgage banking company that originates, finances, securitizes, services, and sells non-prime mortgage loans secured by residential real estate. We focus on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. We originate our loans primarily through independent mortgage brokers across the United States and, to a lesser extent, through our direct sales force in our retail offices. We primarily sell our loans in whole loan sales and, to a lesser extent, we securitize our loans.

Revenue Model

Our operations generate revenues in three ways:

•	Interest income. We have two primary components to our interest income. We generate interest income over the life of the loan on the loans we have securitized in structures that require financing treatment. This interest is partially offset by the interest we pay on the bonds that we issue to fund these loans. We also generate interest income on loans held for sale from the time we originate the loan until the time we sell or securitize the loan. This interest income is partially offset by our borrowing costs under our warehouse facilities used to finance these loans.

•	Gain on sale of loans. We generate gain on sale of loans by selling the loans we originate for a premium.

•	Loan servicing income. Our loan servicing income represents all contractual and ancillary servicing revenue for loans we service for others, net of subservicing costs, some of our own servicing costs and amortization of mortgage servicing rights. Subservicing costs are the amounts we pay to others to service loans on our behalf.

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

Pursuant to our critical accounting policies the following reflect significant judgments by management:

•	Fair value of mortgage-related securities;

•	Mortgage servicing rights valuation;

•	Provision for losses; and

•	Interest rate risk, derivatives and hedging strategies.

Fair Value of Mortgage-Related Securities

Our gain on sale of loans consists primarily of cash gain that results from whole loan sales and, in the past has also consisted of, to a lesser extent, non-cash gain that resulted from the fair value of our mortgage-related securities. We also record subsequent changes to the fair value of our mortgage-related securities in our income statement and to the asset on our balance sheet. In each case, the determination of fair value requires significant judgments by our management.

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

Gains or losses resulting from our loan sales are recorded at the time of sale. Upon sale, we allocate the book value of the loans sold among the value of the loans and any mortgage-related securities and mortgage servicing rights we retain in the transaction. The gain on sale that we record is primarily based on the difference between (i) the sum of the cash received plus the value of any mortgage-related securities and mortgage servicing rights generated by the transaction, and (ii) the book value that we had allocated to the loans sold. At the closing of a loan sale with retained interests or a securitization structured as a sale, we remove the mortgage loans held for sale and related warehouse debt from our consolidated balance sheet and add to our consolidated balance sheet the net cash received, the estimated fair value of the mortgage-related securities generated by the transaction, and the allocated book value of any mortgage servicing rights generated by the transaction.

Gain on sale revenue is recorded at the time we sell loans or securitize loans in transactions structured as a sale, but not when we securitize loans in a transaction structured as a financing. Accordingly, our financial results are significantly impacted by the timing of our loan sales and the securitization structure we may elect to implement. If we hold a significant pool of loans at the end of a reporting period, those loans will remain on our balance sheet, along with the related debt used to fund the loans. The revenue that we generate from those loans will not be recorded until the subsequent reporting period when we sell the loans. If we elect to complete a securitization structured as a financing rather than a transaction that would generate gain on sale revenue, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise. Since we have completed six securitizations structured as financings since the third quarter of 2002, we do expect differences in our results of operations as compared to historical results. A number of factors influence the timing of our loan sales, our targeted disposition strategy and the whole loan sale premiums we receive, including the current market demand for our loans, the quality of the loans we originate, the sufficiency of our loan documentation, liquidity needs, and our strategic objectives. Our management has from time to time delayed the sale of loans to a later period, and may do so again in the future.

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

Securitizations Structured as Financings

While we currently generate the majority of our earnings and cash flows from whole loan sales, we intend to increase the percentage of our earnings and cash flows received from securitizations and other transactions in which we retain an interest in the mortgage loans that we have sold. These transactions will continue to be legally structured as sales, but for accounting purposes may be structured as a financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. This “portfolio-based” accounting more closely matches the recognition of income with the actual receipt of cash payments. Also, such securitization structures are consistent with our strategy to predominantly generate cash-based earnings rather than non-cash gain on sale revenue. We completed six securitizations structured as financings since the third quarter of 2002.

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

Key assumptions we use to value mortgage servicing rights include prepayment speeds and discount rates. Actual prepayments generally differ from our initial estimates. If actual prepayment rates are different than we originally estimated, we may receive more or less mortgage servicing income, which could increase or decrease the value of our mortgage servicing rights. We periodically evaluate our mortgage servicing rights for impairment, which is measured as the excess of carrying value over fair value. In the event of impairment, the adjustment is recognized in the consolidated statements of operations.

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

As part of our interest rate management process, we use derivative financial instruments such as options and Eurodollar futures. In connection with three of the securitizations structured as financings, we have entered into interest rate cap agreements. We do not use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

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

Results Of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2004

Executive Summary

•	Net income was $22.5 million, or $1.05 per diluted share, an increase of 52% from the prior year.

•	This was driven by a 63% growth in origination volume, to $2.4 billion, and a 68% growth in our serviced loans to $4.3 billion.

•	Growth was achieved by increasing offices by 15 locations, and penetrating new and existing markets through 610 new employees.

•	Whole loan sales of $1.6 billion resulted in gains recorded of $54.7 million, representing an average premium of 3.7%, versus 4.0% in 2003.

•	Origination costs net of points and fees improved from 2.3% in the three months ended March 31, 2003 to 2.2% in the comparable period in 2004.

•	Portfolio income (interest income less interest expense and provision for losses) of $32.2 million, compared to $13.6 million in the first quarter of 2003, an increase of 137%. As a percentage of total revenue less interest expense and provision for losses, portfolio income increased from 23% in the first quarter of 2003, to 36% in 2004.

•	Credit quality as measured by lower delinquency and loss level percentages improved over the prior year.

Revenues

Total Revenues. Total revenues increased 50.3% from $79.1 million for the three months ended March 31, 2003 to $119.0 million for the comparable period in 2004. This increase was due to increases in interest income of $28.3 million and gain on sale of loans of $11.6 million.

Interest Income. Interest income represents the interest earned on our mortgage loans held for sale during the period prior to their sale or securitization, interest earned on securitized loans subject to portfolio-based accounting, prepayment penalty income from the on balance sheet portfolio, the realized and unrealized gain (loss) on derivatives purchased to manage our interest rate risk associated with securitized loans, net of the related fair value basis adjustments recorded due to the use of hedge accounting and, to a lesser extent, interest accreted on our mortgage-related securities. We do not accrue interest for mortgage loans that are 90 days or more delinquent. Interest income increased 87.7% from $32.3 million for the three months ended March 31, 2003 to $60.6 million for the comparable period in 2004. The increase in interest income was due to an increase in the average inventory of loans held for sale and securitized loans from $1.7 billion during the three months ended March 31, 2003 to $3.3 billion during the comparable period in 2004. Our average inventory of mortgage loans increased as we increased loan production volume, completed six securitizations of $2.5 billion of mortgage loans since June of 2002 that are accounted for as financings and intentionally extended the holding period, which was partially offset by a decrease in weighted average interest rate on the inventory of mortgage loans. Interest income of $13.5 million and $35.3 million was recognized on the securitized loans for the three months ended March 31, 2003 and March 31, 2004, respectively. In the future, to the extent we continue to complete these types of securitizations, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise.

	Three Months Ended March 31,
	2003		2004
	(dollars in thousands)
Interest income	$32,297	7.50%	$60,626	7.27%
Interest expense	12,167	2.83%	20,930	2.51%

Net interest income	$20,130	4.67%	$39,696	4.76%

Average mortgage loans outstanding	$1,721,588		$3,334,863

Gain on Sale of Loans. Total gain on sale of loans increased 26.8% from $43.2 million for the three months ended March 31, 2003 to $54.7 million for the comparable period in 2004.

The components of the gain on sale of loans are illustrated in the following table:

	Three Months Ended March 31,
	2003	2004
	(dollars in thousands)
Gain on whole loan sales	$43,885	$63,267
Provision for premium recapture	(530)	(606)
Net loss on derivatives	(1,334)	(5,388)
Net origination points and fees	7,117	7,832
Direct loan origination expenses	(5,967)	(10,375)

Gain on sale of loans	$43,171	$54,730

Gain on whole loan sales increased 44.2% from $43.9 million for the three months ended March 31, 2003 to $63.3 million for the comparable period in 2004 due to higher sales volume in 2004. Total whole loan sales increased 47.2% from $1.1 billion for the three months ended March 31, 2003 to $1.6 billion for the comparable period in 2004. This increase was due to an increase in loan originations of 63.1% from $1.5 billion for the three months ended March 31, 2003 to $2.4 billion in the comparable period of 2004, partially offset by holding $418.2 million of mortgage loans at March 31, 2004 for future securitizations. The average whole loan sales premium, net of losses on related derivatives, was 4.0% for the three months ended March 31, 2003 and 3.7% for the comparable period in 2004. Our top ten loan purchasers during the three months ended March 31, 2004, were as follows in descending order: Household Mortgage Services, Morgan Stanley Mortgage Capital Inc., DLJ Mortgage Capital, Inc. (Credit Suisse First Boston), Chase Manhattan, Lehman Brothers Bank, FSB, Wintergroup, Bank of America, N.A., Residential Funding Corporation, Goldman Sachs, and Greenwich.

The components of our net profit margin on whole loan sales are illustrated in the following table:

	Three Months Ended March 31,
	2003	2004
Gain on whole loan sales (1)(2)	4.09%	4.00%
Net loss on derivatives (2)	(0.13%)	(0.34%)

Net gain on whole loan sales (1)(2)	3.96%	3.66%

Net origination points and fees	0.63%	0.44%
Loan origination expenses	(2.95%)	(2.66%)

Net cost to originate (3)	(2.32%)	(2.22%)

Net profit margin on whole loan sales	1.64%	1.44%

(1)	Excludes the provision for premium recapture.
(2)	The percentages hereon are calculated based upon the respective amounts presented in the table above divided by our total whole loan sales of $1.1 billion and $1.6 billion for the three months ended March 31, 2003 and 2004, respectively.
(3)	Net cost to originate loans is defined as total operating expenses (total expenses less interest expense and provision for losses), less allocated loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. This total is divided by total originations of $1.5 billion and $2.4 billion for the three months ended March 31, 2003 and 2004, respectively.

Provision for premium recapture represents our estimate of the potential refunds of premium received on loan sales during the period based upon our historical experience. Provision for premium recapture increased 14.3% from $530,000 for the three months ended March 31, 2003 to $606,000 for the comparable period in 2004. This increase results from the increase in whole loan sales of 47.2% from $1.1 billion for the three months ended March 31, 2003 to $1.6 billion for the comparable period in 2004 slightly offset by the recovery of $178,000 of prior year reserves no longer needed.

Net loss on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage our interest rate risk associated with our mortgage loans held for sale from the time of funding commitment to sale commitment, net of the related fair value basis adjustments recorded due to the use of hedge accounting. We enter into these transactions to offset fluctuations in interest rates that affect our premiums earned on the sale of these loans. The net loss on derivatives increased 303.9% from a $1.3 million loss for the three months ended March 31, 2003 to a $5.4 million loss for the comparable period in 2004. This increase results from a higher rate of decline in LIBOR rates, as well as an increase in derivative volume during the three months ended March 31, 2004 as compared to the comparable period in 2003.

Net origination points and fees represent the revenue earned from the origination of mortgage loans held for sale, net of broker rebates paid, which are deferred and recognized in the consolidated statement of operations when the related loans are sold. Net origination points and fees increased from $7.1 million for the three months ended March 31, 2003 to $7.8 million for the comparable period in 2004. This increase results from a 47.2% increase in whole loan sales offset by an increase in broker fees paid per loan for the three months ended March 31, 2004 as compared to the comparable period in 2003.

Direct loan origination expenses represent the costs incurred to originate mortgage loans held for sale that are deferred and recognized in the consolidated statement of operations when the related loans are sold. Direct loan origination expenses increased from $6.0 million for the three months ended March 31, 2003 to $10.4 million for the comparable period in 2004. The increase results from the 47.2% increase in whole loan sales and the increase in our standard origination expense per loan for the three months ended March 31, 2004 as compared to the comparable period in 2003.

Loan Servicing Income. Loan servicing income represents all contractual and ancilliary servicing revenue for loans we service for others, net of subservicing costs, certain of our own servicing costs and amortization of mortgage servicing rights. Subservicing costs are the amounts we pay to others to service loans on our behalf. Loan servicing income decreased 17.0% from $1.9 million for the three months ended March 31, 2003 to $1.6 million for the comparable period in 2004. This decrease results from the decrease in prepayment penalties on the off balance sheet portfolio collected during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Net Gain (Loss) on Mortgage-Related Securities and Derivatives. Net gain on mortgage-related securities and derivatives increased 31.7% from $1.4 million for the three months ended March 31, 2003 to $1.8 million for the comparable period in 2004.

Net gain on mortgage-related securities increased 26.2% from $1.7 million for the three months ended March 31, 2003 to $2.2 million for the comparable period in 2004. This gain represents the increase in fair value of the residual income from these securities. The increase for both years was due to declining interest rates and stronger cash flow received than anticipated, primarily from lower losses.

Net gain (loss) on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage the interest rate risk associated with our mortgage-related securities. The risk arises because the cash we receive from our mortgage-related securities is dependent on the difference between the interest rates on the underlying loans and the yield payable to the senior security holders, or payable to the purchaser of the loans in the case of a sale with retained interests. The majority of the loans underlying our mortgage-related securities have interest rates which are fixed for the first two or three years, while the yield payable to the senior interests or purchaser changes monthly based upon short-term LIBOR. Net loss on derivatives increased 3.3% from $336,000 for the three months ended March 31, 2003, to $347,000 for the comparable period in 2004 due to a higher rate of decline in LIBOR rates which was partially offset by a lower mortgage related securities balance during the three months ended March 31, 2004 as compared to the comparable period in 2003.

Expenses

Total Expenses. Total expenses increased 49.6% from $54.5 million for the three months ended March 31, 2003 to $81.5 million for the comparable period in 2004. The increase was the result of higher salaries, wages, and benefits expense of $11.5 million, an increase in interest expense of $8.8 million, an increase in the provision for losses of $941,000 and increases in other variable operating expenses associated with growth in loans originated and serviced.

Salaries, Wages and Benefits. Salaries, wages and benefits increased 48.1% from $23.9 million for the three months ended March 31, 2003 to $35.4 million for the comparable period in 2004. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. The total number of employees increased by 41.5% from 1,471 at March 31, 2003 to 2,081 at March 31, 2004.

Interest Expense. Interest expense represents the interest incurred on all outstanding debt and securitization bond financing, as well as the amortization of bond issue costs on the securitization bond financing and other costs associated with accessing our credit facilities. Interest expense increased 72.0% from $12.2 million for the three months ended March 31, 2003, to $20.9 million for the comparable period in 2004. Our average outstanding borrowings, excluding securitization bond financing, increased from $1.1 billion to $1.4 billion consistent with the increase in the average inventory of loans held for sale; however our average borrowing rate, excluding securitization bond financing, decreased from 2.6% for the three months ended March 31, 2003, to 2.3% for the comparable period in 2004. Our average securitization bond financing increased from $718.1 million for the three months ended March 31, 2003 to $2.0 billion for the comparable period in 2004; however our average borrowing rate on the securitization bond financing decreased from 2.8% for the three months ended March 31, 2003, to 2.6% for the comparable period in 2004. For the three months ended March 31, 2003 and

March 31, 2004, interest expense of $5.2 million and $12.0 million, respectively, was recognized on the securitization bond financing. As we increase the number of loans we securitize in transactions structured as financings, our related bond debt will increase, which will result in an increase in our interest expense.

Occupancy. Occupancy expense increased 60.4% from $2.4 million for the three months ended March 31, 2003 to $3.9 million for the comparable period in 2004. The increase resulted from growth in the total number of office sites leased from 35 at March 31, 2003 to 50 at March 31, 2004 due to our penetration in new geographic markets, as well as an increase in square footage in some existing sites.

Provision for Losses. Provision for losses increased 14.5% from $6.5 million for the three months ended March 31, 2003 to $7.4 million for the comparable period in 2004. The increases in our provisions for losses were as follows: allowances for losses on securitized loans of $3.2 million, and reserve for repurchases of $438,000, offset by decreases in our market reserve on loans of $2.3 million, our reserve for real estate owned of $98,000 and in the net losses on real estate owned of $229,000. The increase in our allowance for losses on securitized loans results from the increase in our securitized loan balance from $723 million at March 31, 2003 to $2.1 billion at March 31, 2004. The increase in our reserve for repurchases results from a refinement to our reserve methodology to better incorporate estimated losses on loans sold, based upon historical data, for which no repurchase request has yet been received. The decrease in our market reserve on loans results from a decrease in delinquencies at March 31, 2004 compared to March 31, 2003 slightly offset by an increase in the loans held for sale balance.

Depreciation and Amortization. Depreciation and amortization increased 58.8% from $1.1 million for the three months ended March 31, 2003 to $1.8 million for the comparable period in 2004. The increase results from our investment in technology and infrastructure resulting from the increase in the number of employees and offices during the three months ended March 31, 2004 as compared to the comparable period in 2003.

General and Administrative. General and administrative expenses increased 44.2% from $8.4 million for the three months ended March 31, 2003 to $12.1 million for the comparable period in 2004. This increase resulted from an increase in loan origination volume, an increase in our servicing portfolio, an increase in our number of leased locations and an increase in the number of employees as compared to 2003. Loan originations increased 63.1% from $1.5 billion for the three months ended March 31, 2003 to $2.4 billion in the comparable period of 2004. Additionally, the total number of employees increased by 41.5% from 1,471 at March 31, 2003 to 2,081 at March 31, 2004.

Income Taxes. Income taxes increased 52.0% from $9.9 million for the three months ended March 31, 2003 to $15.0 million for the comparable period in 2004. This increase was a result of a 52.0% increase in income before taxes from the three months ended March 31, 2003 to the comparable period in 2004. The two major components of our effective tax rate are the federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. As our operations and profits have expanded in various states, it has created changes in our effective tax rate depending upon each particular state’s tax structure and rate.

Liquidity And Capital Resources

As a mortgage banking company, our primary cash requirements include the funding of (1) mortgage loan originations, including principal, as well as origination costs such as commissions and broker premiums, (2) interest expense on and repayment of principal on warehouse credit facilities and securitization bond financing, (3) operational expenses, (4) servicing advances, (5) hedging margin requirements, and (6) tax payments. We fund these cash requirements with cash received from (1) loan sales, (2) borrowings under warehouse credit facilities and securitization bond financing secured by mortgage loans, (3) cash distributions from our mortgage-related securities, (4) interest collections on mortgage loans, (5) servicing fees and other servicing income, and (6) points and fees collected from the origination of loans.

Our liquidity strategy is to maintain sufficient and diversified warehouse credit facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to maintain the ability to execute our own securitizations. This provides us the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate. During the three months ended March 31, 2003 and 2004, we had negative operating cash flows of approximately $369.3 million and $774.5 million, respectively, which resulted from more new loan originations than sales and securitizations. More specifically, during the three months ended March 31, 2003 and 2004, we used approximately $1.5 billion and $2.4 billion, respectively, of cash for new loan originations and purchases offset by cash proceeds from the sale of loans of $1.1 billion and $1.6 billion, respectively. In total, there was an increase in cash and cash equivalents during the three months ended March 31, 2003 and 2004.

We use our various warehouse credit facilities to finance the actual funding of our loan originations. We then sell or securitize our mortgage loans within three or four months of origination and pay down the warehouse credit facilities with the proceeds. At March 31, 2004, we had voluntary and recoverable warehouse line paydowns of $74.5 million that increased our warehouse line availability by a corresponding amount. These voluntary and recoverable warehouse line paydowns of $74.5 million plus cash of $34.5 million brought our total liquidity to $109.0 million at March 31, 2004. The majority of our current warehouse credit facilities are committed lines, which means that the lender is obligated to fund up to the committed amount subject to our meeting various financial and other covenants. One of our warehouse lines is, and in the future some may be, uncommitted, which means that the lender may fund the uncommitted amount at its discretion. The majority of our current warehouse credit facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documents. Our warehouse facilities generally have a one-year term.

Except as otherwise noted below, all of our warehouse credit facilities accrue interest at a rate based upon one-month LIBOR plus a specified spread and as of April 30, 2004 have other material terms and features as follows:

(in millions) Warehouse Lender	Inception Date	Committed Amount	Uncommitted Amount	Total Facility Amount	Portion Available for Wet Funding	Expiration Date

Lehman Brothers Bank, FSB and Affiliate	1997	$500	$—	$500	$110	July 30, 2005
Residential Funding Corporation	1999	$300	$—	$300	$150	January 31, 2005
Morgan Stanley Mortgage Capital Inc.	2001	$500	$—	$500	$100	May 31, 2004
Household Commercial Financial Services, Inc.	2001	$40	$—	$40	$40	July 31, 2004
CDC Mortgage Capital, Inc.	2002	$450	$—	$450	$180	April 18, 2005
Credit Suisse First Boston Mortgage Capital LLC	2002	$150	$150	$300	$60	November 12, 2004
Goldman Sachs Mortgage Company	2003	$400	$—	$400	$—	April 20, 2005
Merrill Lynch Mortgage Company	2003	$300	$—	$300	$120	October 8, 2004

Total		$2,640	$150	$2,790	$760

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

We are currently working on implementing an asset-backed commercial paper facility which, if consummated, we expect to provide us with warehouse financing at a significantly lower cost than, and otherwise on terms and conditions generally as favorable as or better than, under our current warehouse credit facilities. We cannot predict when or guarantee that this facility will be implemented.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Securitization bond financing	$2,094,120	$310,576	$1,095,453	$456,462	$231,629
Warehouse and residual interest credit facilities	1,816,200	1,816,200	—	—	—
Capital lease obligations	5	5	—	—	—
Operating lease obligations	36,770	6,473	16,552	12,034	1,711
Purchase obligations	—	—	—	—	—
Other long-term liability reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$3,947,095	$2,133,254	$1,112,005	$468,496	$233,340

Off-Balance Sheet Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our borrowers. These financial instruments primarily represent commitments to individual borrowers to fund their loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the statement of financial position. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various terms and conditions. These commitments totaled $177.3 million and $238.3 million as of December 31, 2003 and March 31, 2004, respectively.

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

We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if an early payment default occurs on the loan after sale, or in any sale or securitization if the loan materially violates our representations or warranties. At March 31, 2004, mortgage loans held for sale included approximately $8.1 million of loans repurchased. Our total provision for losses was $7.4 million for the three months ended March 31, 2004. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate (including loans in foreclosure and converted into real estate owned) for our servicing portfolio was 1.4% at March 31, 2004. Historically, our delinquency rate has increased, and may increase in the future, as the mortgage loans in our portfolio age.

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

Since inception, a significant portion of the mortgage loans we have originated, purchased or serviced has been secured by property in California. For the three months ended March 31, 2004, approximately 31% of the unpaid principal balance of the loans we originated were collateralized by properties located in California. As of March 31, 2004, approximately 35% of the unpaid principal balance of loans we serviced were collateralized by properties located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or wildfire, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult.

•	Existing borrowers with adjustable-rate mortgages may incur higher monthly payments as the interest rate increases, which may lead to higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a loan, the value that we receive upon the sale or securitization of the loan decreases.

•	The cost of financing our mortgage loans prior to sale or securitization is based primarily upon the London Inter-Bank Offered Rate (“LIBOR”). The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first two or three years. If LIBOR increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 2.3% for the three months ended March 31, 2004.

•	When we securitize loans or sell loans with retained interests, the value of and the income we receive from the securitized loans subject to portfolio-based accounting and the mortgage-related securities we retain are also based on LIBOR to the extent the underlying loans have an adjustable interest rate. This is because the income we receive from these mortgage loans and mortgage-related securities is based on the difference between the fixed rates payable on the loans for the first two or three years, and an adjustable LIBOR-based yield payable to the senior security holders or loan purchasers. We also have interest rate risk when the loans become adjustable after their two or three year fixed rate period. This is due to the loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds.

Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of loans held for sale, securitized loans subject to portfolio-based accounting and mortgage-related securities, as reflected in the Interest Rate Simulation

Sensitivity Analysis in the section entitled “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.” We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will not have offsetting gains or losses in loan values after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed transactions, or inaccurate assumptions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. See “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Newly Issued Accounting Pronouncements” and “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.”

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

As of March 31, 2004, we financed substantially all of our loans through eight separate warehouse lenders. Each of these facilities is cancelable by the lender for cause at any time and at least one is cancelable at any time without cause. These facilities generally have a renewable, one-year term. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, or if the lenders do not honor their commitments for any reason, we will have to curtail our loan origination activities. This would result in decreased revenues and profits from loan sales.

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

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 1998, we had approximately 340 employees and by March 31, 2004, we had more than 2,080 employees. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales, servicing and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

A significant majority of our originations of mortgage loans comes from independent brokers. During the three months ended March 31, 2004, 90.2% of our loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks.

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

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the securitized loans we serviced during the three months ended March 31, 2004, 21.7% (annualized) were prepaid. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

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

In addition, our certificate of incorporation authorizes the board of directors to issue up to 5,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock are presently outstanding. The issuance of any preferred stock in the future could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could delay, discourage, prevent or make it more difficult or costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

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

The objective of interest rate risk management is to control the effects that interest rate fluctuations have on the value of our assets and liabilities. Our management of interest rate risk is intended to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) on the mortgage-related securities and the market value of mortgage loans due to changes in the current market rate of interest.

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

As of March 31, 2004:

	+50 bp	+100 bp	-50 bp	-100 bp
Change in fair value of mortgage loans committed and held for sale	$(14,743,954)	$(29,203,372)	$15,038,110	$30,381,009
Change in fair value of derivatives related to mortgage loans committed and held for sale	11,905,000	23,780,000	(11,885,000)	(23,800,000)
Change in fair value of mortgage-related securities and securitized loans subject to portfolio-based accounting	(13,555,487)	(26,843,184)	13,823,761	27,921,686
Change in fair value of derivatives related to mortgage-related securities and securitized loans subject to portfolio-based accounting	12,929,358	25,987,918	(12,786,838)	(25,460,609)

Net change	$(3,465,083)	$(6,278,638)	$4,190,033	$9,042,086

As of December 31, 2003:

	+50 bp	+100 bp	-50 bp	-100 bp
Change in fair value of mortgage loans committed and held for sale	$(13,995,717)	$(27,736,463)	$14,258,696	$28,789,178
Change in fair value of derivatives related to mortgage loans committed and held for sale	11,358,750	22,667,500	(11,338,750)	(22,727,500)
Change in fair value of mortgage-related securities and securitized loans subject to portfolio-based accounting	(9,684,342)	(19,165,169)	9,881,263	19,954,655
Change in fair value of derivatives related to mortgage-related securities and securitized loans subject to portfolio-based accounting	9,092,413	18,306,260	(8,973,079)	(17,833,194)

Net change	$(3,228,896)	$(5,927,872)	$3,828,130	$8,183,139

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-earning assets and supporting funds.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There was no change in our internal control over financial reporting during the three months ended March 31, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In December 2003, the Company was served with a class action complaint, Silva v. Accredited Home Finance, et al., alleging that the Company violated a California statute restricting prepayment charges, breached the covenant of good faith and fair dealing, and constituted an unfair business practice. In April 2004, the Company’s demurrer to the complaint was sustained without leave to amend and the action was dismissed with prejudice. The plaintiff subsequently agreed to waive his right to appeal in exchange for the Company’s agreement to waive its rights to costs and fees. This matter is now finally resolved.

Please also see our Report on Form 10-K filed for the fiscal year ended December 31, 2003.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three month period ended March 31, 2004.

Item 5. Other Information

During the first quarter 2004, the Company adopted a Director Nominations Policy, which can be found on the Company’s website, www.accredhome.com under the Corporate Governance section of the Investors/Shareholders link.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page Ex-1.

(b) Reports on Form 8-K

Report on Form 8-K dated January 28, 2004 attaching the Company’s January 28, 2004 press release regarding the Company’s financial results for the fiscal quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2004

ACCREDITED HOME LENDERS HOLDING CO.

By:	/s/ JAMES A. KONRATH

James A. Konrath Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN S. BUCHANAN

John S. Buchanan Chief Financial Officer (Principal Financial and Accounting Officer)

S-1

EXHIBIT INDEX

2.1	(1)	Agreement and Plan of Merger

3.1	(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2	(2)	Bylaws of the Company.

4.1	(2)	Specimen Common Stock Certificate.

4.2	(3)	Second Amended and Restated Investors’ Rights Agreement.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(4)	Certification of Chief Executive Officer.

32.2	(4)	Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 28, 2003.
(2)	Incorporated by reference to amendment number 3 to the Company’s Registration Statement on Form S-1 (File No. 333-91644) dated November 12, 2002.
(3)	Incorporated by reference to amendment number 1 to the Company’s Registration Statement on Form S-1 (File No. 333-91644) dated August 20, 2002.
(4)	The information contained in these certifications is furnished to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be incorporated by reference into any filing with the Securities and Exchange Commission made by the Company whether before or after the date hereof, regardless of any general incorporation language in such filing.

Ex-1