Form 10-Q
period 2004-06-30
ACCREDITED HOME LENDERS HOLDING CO
filed 2004-08-16
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of outstanding shares of the registrant’s common stock as of July 30, 2004 was 21,012,741.

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

PART I

Item 1. Financial Statements

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	December 31, 2003	June 30, 2004
ASSETS
Cash and cash equivalents	$27,119	$33,514
Restricted cash	209	4,483
Mortgage loans held for sale, net of market reserve of $12,213 and $ 13,698, respectively	1,277,075	1,968,641
Mortgage loans held for investment, net of allowance for loan losses of $19,890 and $40,080, respectively	2,090,237	3,259,932
Mortgage-related securities, at fair value	3,692	3,865
Mortgage servicing rights, net	1,119	542
Furniture, fixtures and equipment, net	20,674	30,401
Other receivables	44,911	45,139
Deferred income tax asset	16,052	42,872
Prepaid expenses and other assets	20,329	28,099

TOTAL	$3,501,417	$5,417,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Warehouse facilities	$1,515,195	$2,501,605
Securitization bond financing	1,724,389	2,563,389
Income taxes payable	2,949	32,704
Accounts payable and accrued liabilities	46,661	43,861

Total liabilities	3,289,194	5,141,559

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 20,366,314 shares at December 31, 2003 and 20,909,251 shares at June 30, 2004 (including 326,113 and 532,561, respectively, of restricted stock awarded under the deferred compensation plan)	20	21
Additional paid-in capital	61,585	74,107
Note receivable for common stock	(1,250)	(1,250)
Unearned compensation	(5,623)	(11,240)
Retained earnings	157,491	214,291

Total stockholders’ equity	212,223	275,929

TOTAL	$3,501,417	$5,417,488

See notes to condensed consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares outstanding in thousands, except for earnings per share)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
REVENUES:
Interest income	$40,317	$84,673	$72,614	$145,299
Gain on sale of loans (including $0, $0, $2,834 and $0, respectively, with a related party)	62,909	77,619	106,080	132,349
Loan servicing income	1,928	1,646	3,810	3,209
Net gain (loss) on mortgage-related securities and derivatives	2,989	(68)	4,388	1,774
Other income (expense)	94	(72)	485	130

Total revenues	108,237	163,798	187,377	282,761

EXPENSES:
Salaries, wages and benefits	26,921	39,707	50,823	75,101
Interest expense (including $0, $0, 597 and $0, respectively, with a related party)	14,845	28,093	27,012	49,023
Occupancy	2,597	4,678	4,999	8,531
Provision for losses	9,871	17,843	16,379	25,292
Depreciation and amortization	966	2,249	2,083	4,023
General and administrative expenses	10,068	14,071	18,429	26,124

Total expenses	65,268	106,641	119,725	188,094

INCOME BEFORE INCOME TAXES	42,969	57,157	67,652	94,667
INCOME TAXES	17,187	22,863	27,060	37,867

NET INCOME	$25,782	$34,294	$40,592	$56,800

BASIC EARNINGS PER SHARE	$1.34	$1.69	$2.56	$2.81

DILUTED EARNINGS PER SHARE	$1.25	$1.60	$2.13	$2.65

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	19,270	20,269	15,876	20,194

DILUTED	20,648	21,402	19,034	21,459

See notes to condensed consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,592	$56,800
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,083	4,023
Amortization of unearned compensation	171	1,546
Loss on disposal of furniture, fixtures, and equipment	88	35
Mortgage loans held for sale originated, net of fees	(2,992,052)	(3,887,519)
Proceeds from sale of mortgage loans held for sale, net of fees	2,643,669	3,489,966
Collection of principal payments on mortgage loans held for sale	13,948	31,553
Net change in fair value hedge basis adjustment on mortgage loans held for sale and securitized loans	(4,825)	23,348
Amortization of net deferred origination fees on securitized loans	(274)	(565)
Cash received on mortgage-related securities	7,655	2,232
Net unrealized gain on mortgage-related securities	(5,113)	(1,629)
Accretion of mortgage-related securities	(521)	(233)
Amortization of mortgage servicing rights	1,111	577
Provision for losses	16,379	25,292
Deferred income taxes	(19,814)	(26,820)
Income tax deduction for disqualifying stock dispositions	—	2,694
Changes in assets and liabilities:
Other receivables	(1,105)	(228)
Other assets	2,091	(4,292)
Accounts payable and accrued liabilities	(3,862)	(6,947)
Income taxes payable	17,165	29,755

Net cash used in operating activities	(282,614)	(260,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,263)	(13,785)
Mortgage loans held for investment originated	(398,048)	(1,869,454)
Principal payments on securitized loans	52,931	326,256

Net cash provided by investing activities	(352,380)	(1,556,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warehouse credit facilities	376,413	986,410
Payments of borrowings on residual interest credit facility	(6,858)	—
Proceeds from issuance of securitization bond financing	303,049	1,189,920
Payments of securitization bond financing	(68,916)	(350,920)
Change in restricted cash	(120)	(4,274)
Payments on capital leases	(182)	(12)
Proceeds from exercise of stock options	287	563
Proceeds from issuance of stock under ESPP	1,873	2,103
Net proceeds from initial public offering and concurrent private placement	38,294	—

Net cash provided by financing activities	643,840	1,823,790

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,846	6,395
BEGINNING BALANCE, CASH AND CASH EQUIVALENTS	11,300	27,119

ENDING BALANCE, CASH AND CASH EQUIVALENTS	$20,146	$33,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$22,532	$42,214
Income taxes	$29,749	$32,208
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for sale to loans held for investment	$397,682	$1,533,903
Transfer of loans held for sale to real estate owned, included in other assets	$4,923	$3,478
Transfer of mortgage related securities from other liabilities	$—	$543
Unearned compensation	$241	$(84)
Deferred compensation	$—	$7,209
Conversion of convertible debt to common stock	$3,000	$—
Conversion of preferred stock to common stock	$5,113	$—
Conversion of warrants to common stock	$1	$—

See notes to condensed consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Six Months Ended June 30, 2003 and 2004 (Unaudited)

1. THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements include the accounts of Accredited Home Lenders Holding Co. (“AHLHC”), a Delaware corporation, and its wholly-owned subsidiary Accredited Home Lenders, Inc. (“AHL”) and AHL’s wholly-owned subsidiary Accredited Mortgage Loan REIT Trust (“REIT”) (collectively the “Company”). REIT was formed in May 2004 as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets. See Note 15 “Subsequent Event”. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Accredited Home Lenders Holding Co.’s Annual Report on Form 10-K for the year ended December 31, 2003.

On February 14, 2003, AHLHC completed an initial public offering (the “Offering”) whereby 9,650,000 shares of its common stock (of which 4,493,022 shares were offered by AHLHC) were sold to the public resulting in gross proceeds of $35.9 million to AHLHC. In addition, AHLHC sold 510,697 shares of its common stock in a concurrent private placement resulting in gross proceeds of $3.8 million to AHLHC. Concurrently, 5,893,546 shares of common stock of AHLHC were issued in exchange for all of the issued and outstanding shares of common stock of AHL as part of a reorganization whereby AHL became a wholly-owned subsidiary of AHLHC. The acquisition of AHL has been accounted for at historical cost in a manner similar to a pooling of interests, and the accompanying consolidated financial statements have been prepared assuming the reorganization had occurred as of the first day of the earliest period presented herein. The consolidated financial position and results of operations of the Company for the periods prior to the date of the reorganization consist of those of AHL.

On March 18, 2003, the underwriters of the Company’s Offering purchased an additional 907,500 shares of common stock (of which 649,993 shares were offered by the Company) at $7.44 per share upon partial exercise of their over-allotment option pursuant to the Offering, resulting in gross proceeds of $4.8 million to the Company.

General—The Company engages in the business of originating, financing, securitizing, selling and servicing non-prime mortgage loans secured by residential real estate. The Company focuses on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. The Company originates loans primarily based upon the borrower’s willingness and ability to repay the loan and the adequacy of the collateral.

Restricted Cash—Cash held on behalf of employees for the Employee Stock Purchase Plan and flexible spending accounts is classified as restricted cash. In addition, the Company has deposited $4.2 million in a bank account to cover the risk of loss on its errors and omissions liability coverage. This amount is also classified as restricted cash.

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

Securitized Loans and Securitization Bond Financing—Since July 2002, the Company has completed a total of seven securitizations totaling $ 3.2 billion structured as a financing under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

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

The Company periodically evaluates the need for or the adequacy of the allowance for loan losses on its securitized loans and loans held for securitization. Provision for loan losses on securitized loans and loans held

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for securitization is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in such portfolio. The Company defines a loan as impaired at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying the Company’s historical loss experience. The Company also uses other analytical tools to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments are reported in earnings. As these estimates are influenced by factors outside of the Company’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Carrying values are written down to fair value when the loan is foreclosed or deemed uncollectible.

Mortgage loans held for investment—Both securitized loans and loans held for securitization are classified as mortgage loans held for investment. The loans held for securitization are carried at the lower of aggregate cost (including hedge basis adjustments) or market. See discussion above for securitized loans.

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

The Company designates certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, the Company evaluates the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains adequate correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair market value of mortgage loans held for sale and for investment, the Company is using derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and mortgage loans are recognized in the consolidated statement of operations in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale recognized as a result of hedge accounting is reversed at the time the mortgage loans are sold. This results in a correspondingly higher or lower gain on sale of loans at such time. Any change in the fair value of securitized loans is amortized over the fixed rate period of the loan on a level yield basis. This results in a corresponding adjustment to interest income. The net amount recorded in the consolidated statement of operations is referred to as hedge ineffectiveness. The Company is in the process of developing the use of cash flow hedging on its securitized loans and projects the implementation to occur in the third quarter of 2004. The Company does not expect the change from fair value hedging to cash flow hedging to have a material impact on the financial statements.

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

Escrow and Fiduciary Funds—The Company maintains segregated bank accounts in trust for investors with respect to payments on securitized loans and mortgage loans serviced for investors, as well as for mortgagors with respect to property tax and hazard insurance premium payments escrowed by mortgagors with the Company. Such accounts amounted to $35.4 million and $65.1 million at December 31, 2003 and June 30, 2004, respectively, and are excluded from the Company’s assets and liabilities.

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

The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts as follows (dollars in thousands):

	Three Months Ended June 30,
	2003	2004
Net income, as reported	$25,782	$34,294
Add: Stock-based compensation included in reported net income, net of tax	41	11
Deduct: Stock-based employee compensation expense determined using fair value method, net of tax	(96)	(465)

Pro forma net income	$25,727	$33,840

Earnings per share:
Basic—as reported	$1.34	$1.69
Basic—pro forma	$1.34	$1.67
Diluted—as reported	$1.25	$1.60
Diluted—pro forma	$1.25	$1.58

	Six Months Ended June 30,
	2003	2004
Net income, as reported	$40,592	$56,800
Add: Stock-based compensation included in reported net income, net of tax	70	79
Deduct: Stock-based employee compensation expense determined using fair value method, net of tax	(172)	(930)

Pro forma net income	$40,490	$55,949

Earnings per share:
Basic—as reported	$2.56	$2.81
Basic—pro forma	$2.55	$2.77
Diluted—as reported	$2.13	$2.65
Diluted—pro forma	$2.13	$2.61

The fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends, an expected option life of five

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years, a risk-free rate of 2.9% and 3.3% (six months ended June 30, 2003 and 2004, respectively) and a 40.1% and 56.0% weighted average volatility (six months ended June 30, 2003 and 2004, respectively). The Company’s volatility is calculated as an average of its own volatility and the mean of its closest competitors’ volatility for the respective periods due to the limited period of time since the Offering. The weighted average fair value at grant date was $1.71 and $19.20 for options granted during the six months ended June 30, 2003 and 2004, respectively.

Segment Reporting—While the Company’s management monitors the revenue streams through wholesale and retail loan originations, operations are managed and financial performance is evaluated by the Company’s chief operating decision-maker on a company-wide basis. The Company has identified REIT and AHL as separate operating segments, however they are aggregated to a single reporting segment for financial reporting due to commonality and similarity of operations. See Note 14 for supplemental condensed consolidating financial information.

Use of Estimates in the Preparation of Financial Statements—The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of the mortgage-related securities, mortgage servicing rights, derivative financial instruments and hedged assets, the determination of the market reserve on loans and the allowance for loan losses on securitized loans and loans held for investment, and the determination of the reserves for repurchases.

Reclassifications—Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Developments—In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (“SAB 105”). SAB 105 contains specific guidance that significantly limits opportunities for registrants to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan, which differs from the current accounting guidance provided by Statement of Financial Accounting Standards No. 149 (“SFAS 149”). SFAS 149 requires that the entity that makes the mortgage loan commitment record the commitment on its balance sheet at fair value, but does not address how to measure the fair value of the loan commitment. SAB 105 requires that fair value measurement of loan commitments include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected cash flows related to the customer relationship or loan servicing. SAB 105 is effective for new loan commitments accounted for as derivatives entered into after March 31, 2004. SAB 105 permits registrants to continue to use previously applied accounting policies to commitments entered into on or before March 31, 2004. We quote interest rates to borrowers, which are generally subject to change by us. Although we typically honor such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate exposure. We do not account for our interest rate quotes as derivatives. We do not expect that the application of SAB 105 will have a material impact on our consolidated financial statements.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographical Concentration—Properties securing the mortgage loans in the Company’s servicing portfolio, including loans subserviced, are geographically dispersed throughout the United States. At June 30, 2003 and 2004, approximately 37% and 34%, respectively, of the properties were located in California. The remaining properties securing mortgage loans serviced did not exceed 10% in any other state at any period end.

Loan originations are geographically dispersed throughout the United States. During the six months ended June 30, 2003 and 2004, approximately 35% and 30%, respectively, of the principal balance of loans originated were collateralized by properties located in California. The remaining originations did not exceed 10% in any other state during any of such periods.

3. MORTGAGE LOANS

Mortgage loans held for sale—Mortgage loans held for sale were as follows (dollars in thousands):

	December 31, 2003	June 30, 2004
Mortgage loans held for sale—principal balance	$1,288,630	$1,988,050
Basis adjustment for fair value hedge accounting	(1,368)	(7,432)
Net deferred origination costs	2,026	1,721
Market reserve	(12,213)	(13,698)

Mortgage loans held for sale, net	$1,277,075	$1,968,641

Mortgage loans held for investment—Mortgage loans held for investment were as follows (dollars in thousands):

	December 31, 2003	June 30, 2004
Mortgage loans held for investment—principal balance	$2,095,398	$3,303,045
Basis adjustment for fair value hedge accounting	17,302	18
Net deferred origination fees	(2,573)	(3,051)
Allowance for loan losses	(19,890)	(40,080)

Mortgage loans held for investment, net	$2,090,237	$3,259,932

At December 31, 2003 and June 30, 2004, mortgage loans held for investment included $338.9 million and $646.1 million, net of basis adjustment for fair value hedging and net deferred origination fees, respectively, in loans held for a securitization.

Provision for losses—Activity in the market reserve on loans held for sale was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Balance, beginning of period	$10,160	$12,833	$6,885	$12,213
Provision for losses	2,970	1,567	7,407	3,661
Chargeoffs, net	(1,875)	(702)	(3,037)	(2,176)

Balance, end of period	$11,255	$13,698	$11,255	$13,698

Reserve % of loans held for sale	0.86%	0.69%	0.86%	0.69%

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the allowance for loan losses on mortgage loans held for investment was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Balance, beginning of period	$6,434	$24,686	$4,550	$19,890
Provision for losses	4,275	15,635	6,159	20,692
Chargeoffs, net	—	(241)	—	(502)

Balance, end of period	$10,709	$40,080	$10,709	$40,080

Allowance % of mortgage loans held for investment	0.99%	1.23%	0.99%	1.23%

As of December 31, 2003 and June 30, 2004, $7.5 million and $12.9 million of mortgage loans held for investment were 90 days or more delinquent under their payment terms, respectively. This increase results from the increased age and size of the Company’s securitized loan portfolio.

As of December 31, 2003 and June 30, 2004, $4.2 million and $1.8 million of real estate owned, net of the reserve for losses on real estate owned of $1.7 million and $1.2 million, respectively, is included in other assets. Activity in the reserve for losses on real estate owned was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Balance, beginning of period	$1,665	$982	$2,092	$1,684
Provision for losses	491	715	401	527
Chargeoffs, net	(423)	(526)	(760)	(1,040)

Balance, end of period	$1,733	$1,171	$1,733	$1,171

Provision for losses in the accompanying consolidated statements of operations is composed of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Provision—market reserve on loans	$3,349	$1,567	$7,786	$3,661
Provision—allowance for losses on mortgage loans held for investment	3,896	15,635	5,780	20,692
Provision—reserve for real estate owned	491	715	401	527
Provision (recovery)—reserve for repurchases	1,734	(72)	1,703	336
Net losses (gains) on real estate owned	401	(2)	709	76

	$9,871	$17,843	$16,379	$25,292

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. MORTGAGE-RELATED SECURITIES

Mortgage-related securities consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Balance, beginning of period	$6,702	$4,286	$8,356	$3,692
Net unrealized gains (losses)	3,378	(561)	5,113	1,629
Interest accretion	175	125	521	233
Cash collected	(3,920)	(825)	(7,655)	(2,232)
Reclassification to other liabilities	—	840	—	543

Balance, end of period	$6,335	$3,865	$6,335	$3,865

The Company utilized the following assumptions to revalue all mortgage-related securities that arose from sales of loans by the Company to third party investors outstanding at December 31, 2003 and June 30, 2004 (dollars in thousands):

	December 31, 2003	June 30, 2004
Annual prepayment speeds	20.0% to 67.5%	20.0% to 65.0%
Discount rate	15%	15%
Expected cumulative credit losses	4.2%	4.2%
Interest rates on adjustable rate loans	Forward LIBOR curve	Forward LIBOR curve
Fair value at period end	$(297)	$(840)

The fair value of the mortgage-related securities that arose from the sales of loans to a third party investor (a former related party) of ($297,000) and ($840,000) at December 31, 2003 and June 30, 2004, respectively, is included in other liabilities on the balance sheet.

The Company utilized the following assumptions to revalue all mortgage-related securities that arose from the Company’s 2000 securitization outstanding at December 31, 2003 and June 30, 2004 (dollars in thousands):

	December 31, 2003	June 30, 2004
Annual prepayment speeds	22.0% to 55.2%	22.0% to 38.0%
Discount rate	15%	15%
Expected cumulative credit losses	4.9%	4.3%
Interest rates on adjustable rate loans	Forward LIBOR curve	Forward LIBOR curve
Fair value at period end	$3,692	$3,865

5. MORTGAGE SERVICING RIGHTS

The Company recognizes as a separate asset the rights to service mortgage loans for others once such rights are contractually separated from the underlying loans. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income and are recorded at the lower of amortized cost or fair value.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage servicing rights were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Balance, beginning of period	$2,551	$812	$3,116	$1,119
Amortization	(546)	(270)	(1,111)	(577)

Balance, end of period	$2,005	$542	$2,005	$542

The fair value of mortgage servicing rights at June 30, 2003 and June 30, 2004 was $2.5 million and $578,000, respectively.

The Company periodically evaluates mortgage servicing rights for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis based on loan type using prepayment assumptions ranging from 20.0% to 67.5% and 20.0% to 65.0% for December 31, 2003 and June 30, 2004, respectively, and a discount rate of 15% at both December 31, 2003 and June 30, 2004. Impairment, if it occurs, is recognized in a valuation allowance for each pool in the period of impairment. No impairment was identified as of December 31, 2003. As of June 30, 2004, $17,000 of impairment was recognized.

The Company services 22,131 and 39,153 loans with an outstanding balance of $2.8 billion and $5.5 billion as of June 30, 2003 and 2004, respectively. Losses on the Company’s servicing portfolio, defined as loans held for sale, loans held for investment and loans held in off balance sheet securitizations, were $8.0 million and $7.9 million for the six months ended June 30, 2003 and 2004, respectively, resulting in annualized losses of 0.6% and 0.4% for the comparable periods. As of June 30, 2003 and 2004, the unpaid principal balance of loans sold servicing retained was $374.2 million and $203.6 million, respectively.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Financial Instruments and Hedged Instrument Activity—The Company uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale. At December 31, 2003 and June 30, 2004, fair value hedge basis adjustments of ($1.4) million and ($7.4) million, respectively, are included in mortgage loans held for sale related to the $762.9 million and $705.0 million, respectively, of such loans designated as hedged assets. Hedge ineffectiveness associated with fair value hedges of $775,000 and $1.2 million was recorded in earnings during the three and six months ended June 30, 2004, respectively, and is included as an addition to gain on sale of loans in the consolidated statements of operations.

The Company uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At December 31, 2003 and June 30, 2004, fair value hedge basis adjustments of $17.3 million and $18,000, respectively, are included in loans held for investment related to the $1.2 billion and $1.6 billion, respectively, of such loans designated as hedged assets. Hedge ineffectiveness associated with fair value hedges of ($468,000) and ($573,000) was recorded in earnings during the three and six months ended June 30, 2004 and is included as a reduction in interest income in the consolidated statements of operations.

At June 30, 2004, the Company had outstanding futures contracts with a fair value of $8.8 million of which contracts with a fair value of $8.8 million are designated as hedge instruments. The Company is required to maintain a cash deposit in a margin account with its broker related to these derivative transactions. At June 30, 2004, approximately $7.4 million was on deposit in such margin account, which is included in other receivables. Accordingly, the net liquidation value of the Company’s derivative financial instruments and related margin

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

account is $1.4 million at June 30, 2004. In addition, the Company had option contracts and interest rate cap agreements with a fair value of $2.0 million and $1.3 million, respectively, included in other assets at June 30, 2004.

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

The effect of the change in fair value of derivative financial instruments and the related hedged asset recorded in the various statement of operation line items are detailed below (dollars in thousands). The following table is not representative of our hedge ineffectiveness as it excludes the income statement effects attributable to fluctuations in interest rates that have been recognized in premiums on whole loans sales and interest margins.

	Three Months Ended June 30, 2003
	Interest Income	Gain on Sale	Net Gain (Loss) on MRS	Total
Net unrealized gain	$33	$539	$662	$1,234
Net realized loss	(1,505)	(9,493)	(1,051)	(12,049)

Total	$(1,472)	$(8,954)	$(389)	$(10,815)

	Three Months Ended June 30, 2004
	Interest Income	Gain on Sale	Net Gain (Loss) on MRS	Total
Net unrealized gain (loss)	$(903)	$(12,195)	$625	$(12,473)
Net realized gain (loss)	(901)	18,015	(132)	16,982

Total	$(1,804)	$5,820	$493	$4,509

	Six Months Ended June 30, 2003
	Interest Income	Gain on Sale	Net Gain (Loss) on MRS	Total
Net unrealized gain	$(1,032)	$4,122	$3,285	$6,375
Net realized loss	(1,697)	(14,410)	(4,010)	(20,117)

Total	$(2,729)	$(10,288)	$(725)	$(13,742)

	Six Months Ended June 30, 2004
	Interest Income	Gain on Sale	Net Gain (Loss) on MRS	Total
Net unrealized gain (loss)	$(2,409)	$(4,909)	$606	$(6,712)
Net realized gain (loss)	(2,692)	5,341	(461)	2,188

Total	$(5,101)	$432	$145	$(4,524)

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. CREDIT FACILITIES

Credit Facilities—The Company had in place the following credit facilities:

Amount Outstanding
	December 31, 2003	June 30, 2004

A $500 million combined warehouse credit facility expiring July 30, 2005, collateralized by performing, aged and delinquent loans and REO property, bearing interest based on one-month LIBOR (rate was 2.6% to 4.9% at June 30, 2004).	$387.9 million	$451.4 million

A $500 million warehouse credit facility expiring May 27, 2005, collateralized by performing, aged and delinquent loans, bearing interest based on one-month LIBOR (rate was 2.7% to 3.0% at June 30, 2004).	$190.3 million	$374.2 million

A $40 million warehouse credit facility expiring August 31, 2004, collateralized by performing loans, bearing interest based on the prime rate (rate was 4.75% at June 30, 2004).	$11.0 million	$12.9 million

A $450 million warehouse credit facility expiring April 18, 2005, collateralized by performing, aged and delinquent loans, bearing interest based on one-month LIBOR (rate was 2.6% to 3.6% at June 30, 2004).	$152.4 million	$413.4 million

A $150 million non-discretionary; $150 million discretionary warehouse credit facility expiring November 12, 2004, collateralized by performing, aged and delinquent loans, bearing interest based on one-month LIBOR (rate was 2.5% to 4.1% at June 30, 2004).	$168.4 million	$298.3 million

A $400 million warehouse credit facility expiring April 20, 2005, collateralized by performing, aged and delinquent loans, bearing interest based on one-month LIBOR (rate was 2.6% to 3.9% at June 30, 2004).	$175.0 million	$353.8 million

A $300 million warehouse credit facility expiring October 8, 2004, collateralized by performing, aged and delinquent loans, bearing interest based on one-month LIBOR (rate was 2.2% to 2.9% at June 30, 2004).	$214.7 million	$298.5 million

A $300 million warehouse credit facility expiring January 31, 2005, collateralized by performing, aged and delinquent loans and REO property, bearing interest based on one-month LIBOR (rate was 2.6% to 4.4% at June 30, 2004).	$215.5 million	$299.1 million

Total warehouse credit facilities	$1,515.2 million	$2,501.6 million

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2004, the Company was in compliance with all covenant requirements for each of the facilities. The Company’s warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements and limitations on other indebtedness. If the Company fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if the Company defaults under one facility, it would generally trigger a default under the Company’s other facilities.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. SECURITIZATION BOND FINANCING

The following is a summary of the outstanding securitization bond financing, by class (dollars in thousands):

	December 31, 2003	June 30, 2004	Interest Rate	Stated Maturity Date
Series 2002-1:
Class A-1	$41,668	$29,948	4.93% *	July 25, 2032
Class A-2	80,849	56,867	One-month LIBOR + 0.32%	July 25, 2032

	122,517	86,815
Unamortized bond discount	(9)	(6)

Series 2002-1, net	$122,508	$86,809

Series 2002-2
Class A-1	$141,027	$113,005	4.48% *	January 25, 2033
Class A-2	184,892	137,777	One-month LIBOR + 0.49%	February 25, 2033
Class A-3	85,972	63,674	One-month LIBOR + 0.50%	January 25, 2033

	411,891	314,456
Unamortized bond discount	(39)	(30)

Series 2002-2, net	$411,852	$314,426

Series 2003-1:
Class A-1	$95,244	$76,221	3.58% *	June 25, 2033
Class A-2	99,095	73,110	One-month LIBOR + 0.35%	June 25, 2033
Class A-3	78,916	56,083	One-month LIBOR + 0.38%	June 25, 2033

	273,255	205,414
Unamortized bond discount	(4)	(3)

Series 2003-1, net	$273,251	$205,411

Series 2003-2
Class A-1	$115,132	$103,379	4.23% *	October 25, 2033
Class A-2	193,938	164,483	One-month LIBOR + 0.35%	October 25, 2033
Class A-3	97,323	81,746	One-month LIBOR + 0.37%	October 25, 2033

	406,393	349,608
Unamortized bond discount	(34)	(28)

Series 2003-2, net	$406,359	$349,580

Series 2003-3
Class A-1	$192,888	$175,847	4.46% *	January 25, 2034
Class A-2	208,048	181,866	One-month LIBOR + 0.38%	January 25, 2034
Class A-3	109,483	93,611	One-month LIBOR + 0.38%	January 25, 2034

Series 2003-3, net	$510,419	$451,324

Series 2004-1
Class A-1		$236,888	One-month LIBOR + 0.30%	April 25, 2034
Class A-2		238,709	One-month LIBOR + 0.30%	April 25, 2034

Series 2004-1, net		$475,597

Series 2004-2
Class A-1		$340,381	One-month LIBOR + 0.29%	July 25, 2034
Class A-2		339,861	One-month LIBOR + 0.30%	July 25, 2034

Series 2004-2, net		$680,242

Total securitization bond financing, net	$1,724,389	$2,563,389

*	The interest rates for the A-1 classes are a result of swap rates plus a spread of 1.02%, 1.30%, 1.32%, 1.25% and 1.35%, respectively.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The bonds are collateralized by securitized loans with an aggregate outstanding principal balance of $1.8 billion and $2.6 billion as of December 31, 2003 and June 30, 2004, respectively. Unamortized debt issuance costs, included in other assets, are approximately $7.7 million and $10.0 million at December 31, 2003 and June 30, 2004, respectively.

Amounts collected by the Company as servicer of the mortgage loans are remitted to the trustee, who in turn distributes such amounts each month to the bondholders, together with other amounts received with respect to the mortgage loans, net of fees payable to the Company, trustee and insurer of the bonds. Interest collected each month on the mortgage loans will generally exceed the amount of interest accrued on the bonds. A portion of such excess interest will initially be distributed as principal to the bonds. As a result of such principal distributions, the excess of the unpaid principal balance of the loans over the unpaid principal balance of the bonds (“overcollateralization”) will increase. The securitization agreements require that a certain level of overcollateralization be maintained. Once a required level has been reached, excess interest will no longer be used to accelerate the amortization of the bonds. Whenever the level of overcollateralization falls below the required level, excess interest will again be paid as principal to the bonds until the required level has been reached. Excess interest that is not paid to the bonds in order to create or maintain the required overcollateralization level, or used to make certain other payments, will be passed through to the Company. The securitization agreements provide that if delinquencies or losses on the underlying mortgage loans exceed certain maximums, the required levels of credit enhancement would be increased. During the six months ended June 30, 2004, the Company received $26.4 million of excess interest from these securitizations. Therefore, the bonds are not necessarily expected to be outstanding through the stated maturity date set forth above.

The following table summarizes the expected repayment requirements relating to the securitization bond financing at June 30, 2004. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

June 30, 2004 (dollars in thousands)
Six months ending December 31:
2004	$219,924
Years ending December 31:
2005	688,615
2006	693,273
2007	396,327
2008	165,108
2009	95,490
Thereafter	304,719
Discount	(67)

Total	$2,563,389

9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of significant items comprising the Company’s net deferred tax asset were as follows (dollars in thousands):

	December 31, 2003	June 30, 2004
Loans held for sale	$11,408	$30,828
Market reserve on loans held for sale	5,627	6,059
Loan securitizations	4,403	14,662
State taxes	3,419	2,864
Other reserves and accruals	1,712	3,450

Deferred tax assets	26,569	57,863

Mortgage-related securities	(10,517)	(11,356)
Investment in real estate investment trust	—	(3,635)

Deferred tax liabilities	(10,517)	(14,991)

Net deferred tax asset	$16,052	$42,872

The components of the income tax (benefit) expense consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Federal:
Current	$27,194	$38,242	$37,851	$51,784
Deferred	(13,316)	(19,715)	(16,000)	(21,087)

	13,878	18,527	21,851	30,697

State:
Current	6,483	9,204	9,023	12,902
Deferred	(3,174)	(4,868)	(3,814)	(5,732)

	3,309	4,336	5,209	7,170

Total	$17,187	$22,863	$27,060	$37,867

The deferred income tax expense resulted from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The primary sources of these differences were the origination and reversal of various reserves, accruals and book/tax differences in the accounting for loans held for sale and mortgage securitizations.

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Federal income tax at statutory rate	$15,039	$20,005	$23,677	$33,133
State income tax, net of federal effects	2,151	2,819	3,386	4,661
Other	(3)	39	(3)	73

Total	$17,187	$22,863	$27,060	$37,867

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the six months ended June 30, 2004, the Company recorded a $2.7 million reduction in income taxes payable and a corresponding increase to additional paid in capital related to corporate tax deductions arising from the sale by employees of common stock they acquired from the stock option plans and the ESPP prior to the fulfillment of required tax holding periods for such stock.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows (dollars in thousands):

	December 31, 2003	June 30, 2004
Accrued liabilities—payroll	$16,884	$19,590
Accrued liabilities—general	12,106	15,834
Futures contracts	9,359	—
Reserve for repurchases	5,445	5,468
Reserve for premium recapture	2,470	2,484
Accounts payable—trade	385	485
Capital leases	12	—

Total	$46,661	$43,861

11. STOCKHOLDERS’ EQUITY

A summary of the changes in options outstanding under the Company’s Stock Option Plans for the six months ended June 30, 2004 follows:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2004	1,699,619	$5.80
Options granted	310,200	37.45
Options exercised	(248,055)	2.28
Options cancelled	(145,338)	20.65

Balance, June 30, 2004	1,616,426	$11.08

2002 Employee Stock Purchase Plan—The Company’s 2002 Employee Stock Purchase Plan (the “2002 ESPP”) was adopted effective as of the closing of the Offering by the board of directors and approved by the stockholders in 2002. A total of 1,500,000 shares of common stock are currently authorized and reserved for issuance under the plan, which provides that the plan be cumulatively increased each January 1 through January 1, 2013 according to the formula specified by the 2002 ESPP. Employees, including officers and employee directors, are eligible to participate in the 2002 ESPP if they are employed for more than 20 hours per week and more than five months in any calendar year. The 2002 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of the participant’s compensation. Such amounts are applied to the purchase of shares of the Company’s common stock at a price of 85% of the fair market value of the common stock as defined in the 2002 ESPP. On June 30, 2004, the Company issued 87,876 shares to employees with proceeds of $2.1 million.

Deferred Compensation Plan—The Company’s Deferred Compensation Plan (the “Plan”) was adopted by the board of directors and approved by the stockholders in 2002. The Plan was effective as of January 1, 2003. A

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total of 2,000,000 shares of the Company’s common stock is authorized and reserved for issuance under the Plan. The Plan is an unfunded, nonqualified deferred compensation plan that benefits directors, certain designated key members of management and highly compensated employees. Under the Plan, an employee may defer up to 100% of his or her base salary, director fee, bonus and/or commissions on a pre-tax basis. The Company may make both voluntary and/or matching contributions to the Plan on behalf of Plan participants and may make voluntary and/or matching contributions in the form of common stock. All Plan assets are corporate assets rather than individual property and are therefore subject to creditors’ claims against the Company. As of June 30, 2004, employees had voluntarily contributed $1.1 million to the Plan. In January 2004 and April 2004, the Company awarded 158,538 and 48,756 shares net of forfeitures, respectively, of restricted common stock under the Plan that vest 50% two years from the date of grant and 25% each year thereafter until fully vested. In March 2004, the Company granted 9,876 shares of restricted common stock under the Plan to its independent, outside directors and an additional 1,498 shares of restricted common stock to a member of its advisory board of directors, which vest in full two years from the date of grant.

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

	Three Months Ended June 30, 2003
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$25,782	19,270	$1.34
Effect of dilutive shares
Stock options		1,365
Restricted stock		13

Diluted EPS	$25,782	20,648	$1.25

	Three Months Ended June 30, 2004
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$34,294	20,269	$1.69
Effect of dilutive shares
Stock options		1,035
Restricted stock		98

Diluted EPS	$34,294	21,402	$1.60

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2003
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$40,592	15,876	$2.56
Plus effect of income of assumed conversions
Interest on convertible debt, net of tax	16
Effect of dilutive shares
Warrants *		105
Stock options		1,249
Restricted stock		2
Convertible preferred stock *		1,278
Convertible debt *		524

Diluted EPS	$40,608	19,034	$2.13

*	Represents the dilutive effect of the shares outstanding prior to the initial public offering at February 14, 2003.

	Six Months Ended June 30, 2004
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$56,800	20,194	$2.81
Effect of dilutive shares
Stock options		1,126
Restricted stock		139

Diluted EPS	$56,800	21,459	$2.65

13. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space for its headquarters in San Diego, California, for various branch offices, executive suites, and record storage facilities across the country, and for certain equipment under operating leases expiring at various dates through 2013.

At June 30, 2004, the minimum future lease payments under non-cancelable operating leases were as follows (dollars in thousands):

Six Months Ending:
2004	$4,530
Years ending:
2005	9,416
2006	7,919
2007	6,214
2008	4,539
2009	2,422
Thereafter	1,744

Total	$36,784

Other—The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments primarily represent

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the statement of financial position. The credit risk is mitigated by the Company’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. The Company does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. The Company commits to originate loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $177.3 million and $333.5 million as of December 31, 2003 and June 30, 2004, respectively.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee. The Company periodically enters into other loan sale commitments. Loan sale commitments totaled $447.2 million and $1.2 billion at December 31, 2003 and June 30, 2004, respectively.

In connection with various regulatory lending requirements, the Company is required to maintain certain minimum levels of net worth. The Company was in compliance with these requirements at June 30, 2004.

From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2004.

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

In December 2002, the Company was served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act and the consumer protection statutes of the other states in which Accredited does business. In early January, Accredited removed the case to the United States District Court for the Southern District of Illinois. The complaint alleges that Accredited has a practice of misrepresenting and inflating the amount of fees Accredited pays to third parties in connection with the residential mortgage loans Accredited funds. Plaintiffs claim to represent a nationwide class consisting of all other persons similarly situated, that is, all persons who paid money to Accredited to pay, or reimburse Accredited’s payment of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. Plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court deems just and proper. Accredited filed an answer to the complaint on January 17, 2003, but a date for hearing the motion for class certification has not yet been established and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the class. At the present time, the ultimate outcome of this matter and the amount of liability, if any, that may result is not determinable, and no amounts have been accrued in Accredited’s financial statements with respect to this matter. Accredited intends to vigorously defend this matter and does not believe it will have a material adverse effect on Accredited’s business.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2004, the Company was served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The complaint alleges that Accredited violated California and federal law by misclassifying the plaintiff, formerly a commissioned loan officer for Accredited, as an exempt employee and failing to pay the plaintiff on an hourly basis and for overtime worked. The plaintiff seeks to recover, on behalf of himself and all of the Company’s other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. Under California law, a private individual who is not a current or former employee of an employer may bring an action to enforce certain provisions of California law against that employer. Such a complaint regarding this matter has been filed and served upon Accredited. In addition, Accredited has been served with ten substantially similar complaints on behalf of other former and current employees of Accredited, which ten actions have been consolidated with the Yturralde action. Accredited has filed or will file motions to compel arbitration of all of the matters, but no hearing has been had on any such motion to date. Accredited does not believe these matters will have a material adverse effect on its business, but, at the present time, the ultimate outcome of the litigation and the total amount of liability is not determinable. Accordingly, Accredited has not accrued any amounts in its financial statements with respect to the litigation. However, Accredited is pursuing settlements directly with current and former employees covered by the allegations of the complaints and, to date, Accredited has effected settlements with many of these current and former employees. Accordingly, Accredited has accrued amounts that are estimable in its financial statements for this group of current and former employees.

In June 2004, Accredited was served with a class action complaint, Aslam v. Accredited Home Lenders, Inc., et al., brought in Cook County, Illinois. The complaint alleges that the purchase money, first priority mortgage loan Accredited made to the plaintiff violated Illinois law because the loan, which had an interest rate in excess of 8%, included a prepayment charge and because Accredited charged certain fees for the loan, which fees allegedly exceeded 3% of the original loan amount. The plaintiff seeks to recover, on behalf of himself and all other individuals to which Accredited made loans with the same alleged violations, the damages allowed by statute, interest, costs and attorneys’ fees. The damages allowed by statute include actual economic damage and an amount equal to twice the total of all interest, discount and charges determined by the loan contract or paid by the obligor, whichever is greater. To the extent the plaintiff’s loan included any provisions or fees which might otherwise violate Illinois law, Accredited included those provisions or fees in plaintiff’s loan on the basis that federal law preempted Illinois law with respect to plaintiff’s loan. Accredited’s position in this regard was consistent with prior case law and previously announced positions of the Illinois Attorney General and the Illinois Office of Banks and Real Estate. However, in U.S. Bank, National Association, et al., v. Clark, et al., consolidated cases that involve alleged violations of Illinois law similar to those alleged against us, an Illinois appellate court recently held that federal preemption was not available for the non-purchase money, first priority mortgage loans involved in those cases. The Clark decision has been appealed. There is a significant risk that if the Clark decision is not reviewed or reversed on appeal, the plaintiffs might argue that the rationale by which the Clark court reached its decision undermines Accredited’s ability to rely on federal preemption with respect to the loan it made to the plaintiff and any other Illinois resident. Accredited intends to vigorously defend this matter. If, however, the plaintiff recovers all or substantially all of the relief he seeks, the potential liability could materially and adversely affect Accredited. A co-defendant in the Aslam suit has removed the case to federal court, and Accredited has joined with that co-defendant in a motion to compel arbitration of the matter, but there has not yet been a hearing on that motion. At the present time, the ultimate outcome of the matter and the amount of liability, if any, that may result is not determinable, and Accredited has not accrued any amounts in its financial statements with respect to this matter.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

During the second quarter of 2004, Accredited Mortgage Loan REIT Trust (“REIT”) was formed as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets. All of the outstanding common shares of beneficial interest of REIT are held by AHL, a wholly-owned subsidiary of AHLHC. AHLHC is the guarantor of REIT’s payment obligations under the REIT’s Series A Cumulative Preferred Shares issued in August 2004 (see Note 15). Such guarantee is full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of income, and statement of cash flow information for AHLHC and its subsidiaries. The supplemental financial information reflects the investments of AHLHC in the subsidiaries using the equity method of accounting. The supplemental financial information is presented as of December 31, 2003 and June 30, 2004, and for the three and six months ended June 30, 2003 and June 30, 2004.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL SCHEDULE—CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

(unaudited)

(dollars in thousands)	Accredited Home Lenders Holding Co.	Accredited Home Lenders, Inc.	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$741	$26,378	$—	$27,119
Restricted cash	87	122	—	209
Mortgage loans held for sale, net of market reserve of $12,213	—	1,277,075	—	1,277,075
Mortgage loans held for investment, net of allowance for loan losses of $19,890	—	2,090,237		2,090,237
Mortgage-related securities, at fair value	—	3,692	—	3,692
Mortgage servicing rights, net	—	1,119	—	1,119
Furniture, fixtures and equipment, net	—	20,674	—	20,674
Accounts receivable—intercompany	44,968	(44,968)	—	—
Other receivables	2	44,909	—	44,911
Investment in subsidiary	166,425	—	(166,425)	—
Deferred income tax asset	—	16,052	—	16,052
Prepaid expenses and other assets	—	20,329	—	20,329

TOTAL	$212,223	$3,455,619	$(166,425)	$3,501,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Warehouse facilities	$—	$1,515,195	$—	$1,515,195
Securitization bond financing	—	1,724,389	—	1,724,389
Income taxes payable	—	2,949	—	2,949
Accounts payable and accrued liabilities	—	46,661	—	46,661

Total liabilities	—	3,289,194	—	3,289,194

STOCKHOLDERS’ EQUITY:
Net contributed capital	54,732	8,934	(8,934)	54,732
Retained earnings	157,491	157,491	(157,491)	157,491

Total stockholders’ equity	212,223	166,425	(166,425)	212,223

TOTAL	$212,223	$3,455,619	$(166,425)	$3,501,417

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL SCHEDULE—CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2004

(unaudited)

(dollars in thousands)	Accredited Home Lenders Holding Co.	Accredited Home Lenders, Inc.	Accredited Mortgage Loan REIT Trust	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$870	$31,841	$803	$—	$33,514
Restricted cash	121	4,362	—	—	4,483
Mortgage loans held for sale, net of market reserve of $13,698	—	1,968,641	—	—	1,968,641
Mortgage loans held for investment, net of allowance for loan losses of $24,422 and $15,658, respectively	—	2,150,351	1,109,581	—	3,259,932
Mortgage-related securities, at fair value	—	3,865	—	—	3,865
Mortgage servicing rights, net	—	542	—	—	542
Furniture, fixtures and equipment, net	—	30,401	—	—	30,401
Accounts receivable—intercompany	51,569	(52,899)	1,330	—	—
Other receivables	11	39,149	5,979	—	45,139
Investment in subsidiary	223,358	39,678	—	(263,036)	—
Deferred income tax asset	—	42,872	—	—	42,872
Prepaid expenses and other assets	—	23,343	4,756	—	28,099

TOTAL	$275,929	$4,282,146	$1,122,449	$(263,036)	$5,417,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Warehouse facilities	$—	$2,501,605	$—	$—	$2,501,605
Securitization bond financing	—	1,481,913	1,081,476	—	2,563,389
Income taxes payable	—	32,704	—	—	32,704
Accounts payable and accrued liabilities	—	42,566	1,295	—	43,861

Total liabilities	—	4,058,788	1,082,771	—	5,141,559

STOCKHOLDERS’ EQUITY:
Net contributed capital	61,638	9,066	37,137	(45,703)	61,638
Retained earnings	214,291	214,292	2,541	(216,833)	214,291

Total stockholders’ equity	275,929	223,358	39,678	(263,036)	275,929

TOTAL	$275,929	$4,282,146	$1,122,449	$(263,036)	$5,417,488

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL SCHEDULE—CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003

(unaudited)

(dollars in thousands)	Accredited Home Lenders Holding Co.	Accredited Home Lenders, Inc.	Eliminations	Consolidated
REVENUES:
Interest income	$—	$40,317	$—	$40,317
Gain on sale of loans	—	62,909	—	62,909
Loan servicing income	—	1,928	—	1,928
Net gain on mortgage-related securities and derivatives	—	2,989	—	2,989
Other income (expense)	—	94		94
Equity in net earnings of subsidiary	25,782		(25,782)	—

Total revenues	25,782	108,237	(25,782)	108,237

EXPENSES:
Salaries, wages and benefits	—	26,921	—	26,921
Interest expense	—	14,845	—	14,845
Occupancy	—	2,597	—	2,597
Provision for losses	—	9,871	—	9,871
Depreciation and amortization	—	966	—	966
General and administrative expenses	—	10,068	—	10,068

Total expenses	—	65,268	—	65,268

INCOME BEFORE INCOME TAXES	25,782	42,969	(25,782)	42,969
INCOME TAXES	—	17,187	—	17,187

NET INCOME	$25,782	$25,782	$(25,782)	$25,782

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL SCHEDULE—CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004

(unaudited)

(dollars in thousands)	Accredited Home Lenders Holding Co.	Accredited Home Lenders, Inc.	Accredited Mortgage Loan REIT Trust	Eliminations	Consolidated
REVENUES:
Interest income	$—	$78,737	$5,936	$—	$84,673
Gain on sale of loans	—	77,619	—	—	77,619
Loan servicing income	—	1,645	1	—	1,646
Net gain (loss) on mortgage-related securities and derivatives	—	(68)	—	—	(68)
Other income (expense)	—	272	—	(344)	(72)
Equity in net earnings of subsidiary	34,294	2,541	—	(36,835)	—

Total revenues	34,294	160,746	5,937	(37,179)	163,798

EXPENSES:
Salaries, wages and benefits	—	39,707	—	—	39,707
Interest expense	—	26,251	1,842	—	28,093
Occupancy	—	4,678	—	—	4,678
Provision for losses	—	16,633	1,210	—	17,843
Depreciation and amortization	—	2,249	—	—	2,249
General and administrative expenses	—	14,071	344	(344)	14,071

Total expenses	—	103,589	3,396	(344)	106,641

INCOME BEFORE INCOME TAXES	34,294	57,157	2,541	(36,835)	57,157
INCOME TAXES	—	22,863	—	—	22,863

NET INCOME	$34,294	$34,294	$2,541	$(36,835)	$34,294

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL SCHEDULE—CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(unaudited)

(dollars in thousands)	Accredited Home Lenders Holding Co.	Accredited Home Lenders, Inc.	Eliminations		Consolidated
REVENUES:
Interest income	$—	$72,614	$		$72,614
Gain on sale of loans		106,080			106,080
Loan servicing income		3,810			3,810
Net gain on mortgage-related securities and derivatives		4,388			4,388
Other income(expense)		485			485
Equity in net earnings of subsidiary	40,592			(40,592)	—

Total revenues	40,592	187,377		(40,592)	187,377

EXPENSES:
Salaries, wages and benefits		50,823			50,823
Interest expense		27,012			27,012
Occupancy		4,999			4,999
Provision for losses		16,379			16,379
Depreciation and amortization		2,083			2,083
General and administrative expenses		18,429			18,429

Total expenses		119,725			119,725

INCOME BEFORE INCOME TAXES	40,592	67,652		(40,592)	67,652
INCOME TAXES		27,060			27,060

NET INCOME	$40,592	$40,592		$(40,592)	$40,592

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL SCHEDULE—CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(unaudited)

(dollars in thousands)	Accredited Home Lenders Holding Co.	Accredited Home Lenders, Inc.	Accredited Mortgage Loan REIT Trust	Eliminations		Consolidated
REVENUES:
Interest income	$—	$139,363	$5,936	$		$145,299
Gain on sale of loans		132,349				132,349
Loan servicing income		3,208	1			3,209
Net gain on mortgage-related securities and derivatives		1,774				1,774
Other income (expense)		474			(344)	130
Equity in net earnings of subsidiary	56,800	2,541			(59,341)	—

Total revenues	56,800	279,709	5,937		(59,685)	282,761

EXPENSES:
Salaries, wages and benefits		75,101				75,101
Interest expense		47,181	1,842			49,023
Occupancy		8,531				8,531
Provision for losses		24,082	1,210			25,292
Depreciation and amortization		4,023				4,023
General and administrative expenses		26,124	344		(344)	26,124

Total expenses		185,042	3,396		(344)	188,094

INCOME BEFORE INCOME TAXES	56,800	94,667	2,541		(59,341)	94,667
INCOME TAXES		37,867				37,867

NET INCOME	$56,800	$56,800	$2,541		$(59,341)	$56,800

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL SCHEDULE—CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(unaudited)

(dollars in thousands)	Accredited Home Lenders Holding Co.	Accredited Home Lenders, Inc.	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,592	$40,592	$(40,592)	$40,592
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		2,083		2,083
Amortization of unearned compensation	55	116		171
Loss on disposal of furniture, fixtures, and equipment		88		88
Mortgage loans held for sale originated, net of fees		(2,992,052)		(2,992,052)
Proceeds from sale of mortgage loans held for sale, net of fees		2,643,669		2,643,669
Collection of principal payments on mortgage loans held for sale		13,948		13,948
Net change in fair value hedge basis adjustment on mortgage loans held for sale and securitized loans		(4,825)		(4,825)
Amortization of net deferred origination fees on securitized loans		(274)		(274)
Cash received on mortgage-related securities		7,655		7,655
Net unrealized gain on mortgage-related securities		(5,113)		(5,113)
Accretion of mortgage-related securities		(521)		(521)
Amortization of mortgage servicing rights		1,111		1,111
Provision for losses		16,379		16,379
Deferred income taxes		(19,814)		(19,814)
Income tax deduction for disqualifying stock dispositions				—
Equity in (gain)/loss of consolidated subsidiary	(40,592)		40,592	—
Net change in assets and liabilities	(39,925)	54,214		14,289

Net cash used in operating activities	(39,870)	(242,744)		(282,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(7,263)		(7,263)
Mortgage loans held for investment originated		(398,048)		(398,048)
Principal payments on securitized loans		52,931		52,931

Net cash provided by investing activities		(352,380)		(352,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warehouse credit facilities		376,413		376,413
Payments of borrowings on residual interest credit facility		(6,858)		(6,858)
Proceeds from issuance of securitization bond financing		303,049		303,049
Payments of securitization bond financing		(68,916)		(68,916)
Change in restricted cash	(16)	(104)		(120)
Payments on capital leases		(182)		(182)
Proceeds from exercise of stock options	281	6		287
Proceeds from issuance of stock under ESPP	1,873			1,873
Net proceeds from initial public offering and concurrent private placement	38,294			38,294

Net cash provided by financing activities	40,432	603,408		643,840

NET INCREASE IN CASH AND CASH EQUIVALENTS	562	8,284		8,846
BEGINNING BALANCE, CASH AND CASH EQUIVALENTS		11,300		11,300

ENDING BALANCE, CASH AND CASH EQUIVALENTS	$562	$19,584	$—	$20,146

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	—	$22,532	—	$22,532
Income taxes	—	$29,749	—	$29,749
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for sale to loans held for investment	—	$397,682	—	$397,682
Transfer of loans held for sale to real estate owned, included in other assets	—	$4,923	—	$4,923
Transfer of mortgage related securities from other liabilities	—	—	—	—
Unearned compensation	—	$241	—	$241
Deferred compensation	—	—	—	—
Conversion of convertible debt to common stock	—	$3,000	—	$3,000
Conversion of preferred stock to common stock	—	$5,113	—	$5,113
Conversion of warrants to common stock	—	$1	—	$1

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL SCHEDULE—CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(unaudited)

(dollars in thousands)	Accredited Home Lenders Holding Co.	Accredited Home Lenders, Inc.	Accredited Mortgage Loan REIT Trust	Eliminations		Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,800	$56,800	$2,541		$(59,341)	$56,800
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		4,023				4,023
Amortization of unearned compensation	1,413	133				1,546
Loss on disposal of furniture, fixtures, and equipment		35				35
Mortgage loans held for sale originated, net of fees		(3,887,519)				(3,887,519)
Proceeds from sale of mortgage loans held for sale, net of fees		3,489,966				3,489,966
Collection of principal payments on mortgage loans held for sale		31,553				31,553
Net change in fair value hedge basis adjustment on mortgage loans held for sale and securitized loans		23,348				23,348
Amortization of net deferred origination fees on securitized loans		(550)	(15)			(565)
Cash received on mortgage-related securities		2,232				2,232
Net unrealized gain on mortgage-related securities		(1,629)				(1,629)
Accretion of mortgage-related securities		(233)				(233)
Amortization of mortgage servicing rights		577				577
Provision for losses		24,082	1,210			25,292
Deferred income taxes		(26,820)				(26,820)
Income tax deduction for disqualifying stock dispositions	2,694					2,694
Equity in (gain)/loss of consolidated subsidiary	(56,800)	(2,541)			59,341	—
Net change in assets and liabilities	(6,610)	35,668	(10,770)			18,288

Net cash used in operating activities	(2,503)	(250,875)	(7,034)			(260,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(13,785)				(13,785)
Mortgage loans held for investment originated		(1,869,454)				(1,869,454)
Principal payments on securitized loans		321,650	4,606			326,256
Capital contributions		677,011	(677,011)			—

Net cash provided by investing activities		(884,578)	(672,405)			(1,556,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warehouse credit facilities		986,410				986,410
Proceeds from issuance of securitization bond financing		505,000	684,920			1,189,920
Payments of securitization bond financing		(346,242)	(4,678)			(350,920)
Change in restricted cash	(34)	(4,240)				(4,274)
Payments on capital leases		(12)				(12)
Proceeds from exercise of stock options	563					563
Proceeds from issuance of stock under ESPP	2,103					2,103

Net cash provided by financing activities	2,632	1,140,916	680,242			1,823,790

NET INCREASE IN CASH AND CASH EQUIVALENTS	129	5,463	803			6,395
BEGINNING BALANCE, CASH AND CASH EQUIVALENTS	741	26,378				27,119

ENDING BALANCE, CASH AND CASH EQUIVALENTS	$870	$31,841	$803	$		$33,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	—	$41,730	$484		—	$42,214
Income taxes	—	$32,208	—		—	$32,208
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for sale to loans held for investment	—	$1,533,903	—		—	$1,533,903
Transfer of loans held for sale to real estate owned, included in other assets	—	$3,478	—		—	$3,478
Transfer of mortgage related securities from other liabilities	—	$543	—		—	$543
Unearned compensation	—	$(84)	—		—	$(84)
Deferred compensation	$7,209	—	—		—	$7,209
Conversion of convertible debt to common stock	—	—	—		—	—
Conversion of preferred stock to common stock	—	—	—		—	—
Conversion of warrants to common stock	—	—	—		—	—

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. SUBSEQUENT EVENT

On August 12, 2004, Accredited Home Lenders Holding Co. and its indirect subsidiary, Accredited Mortgage Loan REIT Trust, closed the public offering of 3,400,000 shares of Accredited Mortgage Loan REIT Trust’s 9.75% Series A Perpetual Cumulative Preferred Shares. The offering resulted in gross proceeds of $85 million. The underwriters have been granted a 30-day option to purchase up to 510,000 additional shares of Series A Perpetual Cumulative Preferred Shares solely to cover over-allotments, if any. Payments in respect of the Series A Perpetual Cumulative Preferred Shares will be guaranteed, on a subordinated basis, by Accredited Home Lenders Holdings Co. The Preferred Shares will be classified as Minority interest-preferred securities of subsidiary trust on the Company’s consolidated balance sheet.

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

General

We are a nationwide mortgage banking company that originates, finances, securitizes, sells and services non-prime mortgage loans secured by residential real estate. We focus on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. We originate our loans primarily through independent mortgage brokers across the United States and, to a lesser extent, through our direct sales force in our retail offices. We primarily sell our loans in whole loan sales and, to a lesser extent, we securitize our loans.

Revenue Model

Our operations generate revenues in three ways:

•	Interest income. We have two primary components to our interest income. We generate interest income over the life of the loan on the loans we have securitized in structures that require financing treatment. This interest is partially offset by the interest we pay on the bonds that we issue to fund these loans. We also generate interest income on loans held for sale and for securitization from the time we originate the loan until the time we sell or securitize the loan. This interest income is partially offset by our borrowing costs under our warehouse facilities used to finance these loans.

•	Gain on sale of loans. We generate gain on sale of loans by selling the loans we originate for a premium.

•	Loan servicing income. Our loan servicing income represents all contractual and ancillary servicing revenue for loans we service for others, net of subservicing costs, some of our own servicing costs and amortization of mortgage servicing rights. Subservicing costs are the amounts we pay to others to service loans on our behalf.

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

Gain on sale revenue is recorded at the time we sell loans or securitize loans in transactions structured as a sale, but not when we securitize loans in a transaction structured as a financing. Accordingly, our financial results are significantly impacted by the timing of our loan sales and the securitization structure we may elect to implement. If we hold a significant pool of loans at the end of a reporting period, those loans will remain on our balance sheet, along with the related debt used to fund the loans. The revenue that we generate from those loans will not be recorded until the subsequent reporting period when we sell the loans. If we elect to complete a securitization structured as a financing rather than a transaction that would generate gain on sale revenue, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise. Since we have completed seven securitizations structured as financings since the third quarter of 2002, we do expect differences in our results of operations as compared to historical results. A number of factors influence the timing of our loan sales, our targeted disposition strategy and the whole loan sale premiums we receive, including the current market demand for our loans, the quality of the loans we originate, the sufficiency of our loan documentation, liquidity needs, and our strategic objectives. Our management has from time to time delayed the sale of loans to a later period, and may do so again in the future.

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

Securitizations Structured as Financings

While we currently generate the majority of our earnings and cash flows from whole loan sales, we intend to increase the percentage of our earnings and cash flows received from securitizations and other transactions in which we retain an interest in the mortgage loans that we have sold. These transactions will continue to be legally structured as sales, but for accounting purposes may be structured as a financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. This “portfolio-based” accounting more closely matches the recognition of income with the actual receipt of cash payments. Also, such securitization structures are consistent with our strategy to predominantly generate cash-based earnings rather than non-cash gain on sale revenue. We completed seven securitizations structured as financings since the third quarter of 2002.

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

Provisions for Losses

We have provided market valuation adjustments on certain nonperforming loans, other loans we hold for sale and real estate owned. These adjustments are based upon our estimate of expected losses, calculated using loss severity and loss frequency rate assumptions, and are based upon the value that we could reasonably expect to obtain from a sale, other than in a forced or liquidation sale. An allowance for losses on mortgage loans held for investment is recorded in an amount sufficient to maintain appropriate coverage for probable losses on such loans. The provision for losses also includes net losses on real estate owned. We also accrue for liabilities associated with loans sold, which we may be requested to repurchase due to breaches of representations and warranties and early payment defaults. We periodically evaluate the estimates used in calculating expected losses, and adjustments are reported in earnings. As these estimates are influenced by factors outside of our control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change.

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

During 2002, we began using hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge our mortgage loans held for sale and for investment to reduce the volatility in revenues due to fluctuations in interest rates. We designate certain derivative financial instruments as hedge instruments under SFAS No. 133, and at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure there remains a highly effective correlation in the hedge relationship. To hedge the effect of interest rate changes on the fair value of mortgage loans held for sale and for investment, we are using derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instrument and mortgage loans are recognized in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale recognized as a result of hedge accounting is reversed at the time we sell the mortgage loans. This results in a correspondingly higher or lower gain on sale revenue at such time. Any change in the fair value of loans held for investment is amortized over the fixed rate period of the loan on a level yield basis. This results in a corresponding adjustment to interest income. The net amount recorded in the consolidated statements of operations is referred to as hedge ineffectiveness. For derivative financial instruments not designated as hedge instruments for purposes of SFAS No. 133, realized and unrealized changes in fair value are recognized in the period in which the changes occur or when such instruments are settled.

Results Of Operations

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2004

Executive Summary

•	Net income was $56.8 million, or $2.65 per diluted share, an increase of 40% from the prior year.

•	This was driven by a 70% growth in origination volume, to $5.7 billion, and a 95% growth in our serviced loans to $5.5 billion.

•	Growth was achieved by increasing offices by 13 locations, and penetrating new and existing markets through 534 new employees.

•	Whole loan sales of $3.5 billion resulted in gains recorded of $132.3 million, representing an average premium of 4.0%, versus 4.1% in 2003.

•	Origination costs net of points and fees improved from 2.2% in the six months ended June 30, 2003 to 2.0% in the comparable period in 2004.

•	Portfolio income (interest income less interest expense and provision for losses) of $71.0 million, compared to $29.2 million in the second quarter of 2003, an increase of 147%. As a percentage of total revenue less interest expense and provision for losses, portfolio income increased from 20% in the six months of 2003, to 34% in 2004.

•	Credit quality as measured by lower delinquency and loss level percentages improved over the prior year.

Revenues

Total Revenues. Total revenues increased 50.9% from $187.4 million for the six months ended June 30, 2003 to $282.8 million for the comparable period in 2004. This increase was due to increases in interest income of $72.7 million and gain on sale of loans of $26.3 million.

Interest Income. Interest income represents the interest earned on our mortgage loans held for sale and for securitization during the period prior to their sale or securitization, interest earned on securitized loans subject to portfolio-based accounting, prepayment penalty income from the on balance sheet portfolio, the realized and unrealized gain (loss) on derivatives purchased to manage our interest rate risk associated with securitized loans, net of the related fair value basis adjustments recorded due to the use of hedge accounting and, to a lesser extent, interest accreted on our mortgage-related securities. We do not accrue interest for mortgage loans that are 90 days or more delinquent. Interest income increased 100.1% from $72.6 million for the six months ended June 30, 2003 to $145.3 million for the comparable period in 2004. The increase in interest income was due to an increase in the average inventory of mortgage loans from $1.9 billion during the six months ended June 30, 2003 to $3.9 billion for the comparable period in 2004. Our average inventory of mortgage loans increased as we increased loan production volume, completed seven securitizations of $3.2 billion of mortgage loans since June of 2002 that are accounted for as financings and intentionally extended the holding period, which was partially offset by a decrease in weighted average interest rate on the inventory of mortgage loans. Interest income of $30.5 million and $76.7 million was recognized on the securitized loans for the six months ended June 30, 2003 and June 30, 2004, respectively. In the future, to the extent we continue to complete these types of securitizations, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise.

	Six Months Ended June 30,
	2003		2004
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Interest income	$72,614	7.67%	$145,299	7.38%
Interest expense	27,012	2.85%	49,023	2.49%

Net interest income	$45,602	4.82%	$96,276	4.89%

Average mortgage loans outstanding	$1,894,247		$3,936,347

Gain on Sale of Loans. Total gain on sale of loans increased 24.8% from $106.1 million for the six months ended June 30, 2003 to $132.3 million for the comparable period in 2004.

The components of the gain on sale of loans are illustrated in the following table:

	Six Months Ended June 30,
	2003	2004
	(dollars in thousands)
Gain on whole loan sales	$117,185	$139,110
Provision for premium recapture	(1,305)	(1,553)
Net gain (loss) on derivatives	(10,288)	432
Net origination points and fees	16,320	15,893
Direct loan origination expenses	(15,832)	(21,533)

Gain on sale of loans	$106,080	$132,349

Gain on whole loan sales increased 18.7% from $117.2 million for the six months ended June 30, 2003 to $139.1 million for the comparable period in 2004 due to higher sales volume in 2004. Total whole loan sales increased 31.9% from $2.6 billion for the six months ended June 30, 2003 to $3.5 billion for the comparable period in 2004. This increase was due to an increase in loan originations of 70.0% from $3.4 billion for the six months ended June 30, 2003 to $5.7 billion in the comparable period of 2004, partially offset by $1.2 billion which were securitized during the six months ended June 30, 2004. The average whole loan sales premium, net of gains (losses) on related derivatives, was 4.05% for the six months ended June 30, 2003 and 4.01% for the comparable period in 2004. Our top ten loan purchasers during the six months ended June 30, 2004, were as follows in descending order: Household Mortgage Services, Morgan Stanley Mortgage Capital Inc., Residential Funding Corporation, UBS Paine Weber, Wintergroup, DLJ Mortgage Capital, Inc. (Credit Suisse First Boston), Chase Manhattan, Lehman Brothers Bank, FSB, Bank of America, N.A., and Merrill Lynch.

The components of our net profit margin on whole loan sales are illustrated in the following table:

	Six Months Ended June 30,
	2003	2004
Gain on whole loan sales (1)(2)	4.44%	4.00%
Net gain (loss) on derivatives (2)	(0.39%)	0.01%

Net gain on whole loan sales (1)(2)	4.05%	4.01%

Net origination points and fees	0.59%	0.43%
Loan origination expenses	(2.76%)	(2.38%)

Net cost to originate (3)	(2.17%)	(1.95%)

Net profit margin on whole loan sales	1.88%	2.06%

(1)	Excludes the provision for premium recapture.

(2)	The percentages hereon are calculated based upon the respective amounts presented in the table above divided by our total whole loan sales of $2.6 billion and $3.5 billion for the six months ended June 30, 2003 and 2004, respectively.
(3)	Net cost to originate loans is defined as total operating expenses (total expenses less interest expense and provision for losses), less allocated loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. This total is divided by total originations of $3.4 billion and $5.7 billion for the six months ended June 30, 2003 and 2004, respectively.

Provision for premium recapture represents our estimate of the potential refunds of premium received on loan sales during the period based upon our historical experience. Provision for premium recapture increased 19.0% from $1.3 million for the six months ended June 30, 2003 to $1.6 million for the comparable period in 2004. This increase results from the increase in whole loan sales of 31.9% from $2.6 billion for the six months ended June 30, 2003 to $3.5 billion for the comparable period in 2004 slightly offset by the recovery of $178,000 of prior year reserves no longer needed.

Net gain (loss) on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage our interest rate risk associated with our mortgage loans held for sale from the time of funding commitment to sale commitment, net of the related fair value basis adjustments recorded due to the use of hedge accounting. We enter into these transactions to offset fluctuations in interest rates that affect our premiums earned on the sale of these loans. The net gain (loss) on derivatives increased from a $10.3 million loss for the six months ended June 30, 2003 to a $432,000 gain for the comparable period in 2004. This increase results from an increase in LIBOR rates, as well as an increase in derivative volume during the six months ended June 30, 2004 as compared to the comparable period in 2003.

Net origination points and fees represent the revenue earned from the origination of mortgage loans held for sale, net of broker rebates paid, which are deferred and recognized in the consolidated statement of operations when the related loans are sold. Net origination points and fees decreased from $16.3 million for the six months ended June 30, 2003 to $15.9 million for the comparable period in 2004. This decrease results from an increase in broker fees paid per loan for the six months ended June 30, 2004 as compared to the comparable period in 2003 offset by a 31.9% increase in whole loan sales.

Direct loan origination expenses represent the costs incurred to originate mortgage loans held for sale that are deferred and recognized in the consolidated statement of operations when the related loans are sold. Direct loan origination expenses increased from $15.9 million for the six months ended June 30, 2003 to $21.5 million for the comparable period in 2004. The increase results from the 31.9% increase in whole loan sales slightly offset by a decrease in our standard origination expense per loan for the six months ended June 30, 2004 as compared to the comparable period in 2003. The decrease in our standard origination expense per loan results from the increase in production and greater efficiency.

Loan Servicing Income. Loan servicing income represents all contractual and ancilliary servicing revenue for loans we service for others, net of subservicing costs, certain of our own servicing costs and amortization of mortgage servicing rights. Subservicing costs are the amounts we pay to others to service loans on our behalf. Loan servicing income decreased 15.8% from $3.8 million for the six months ended June 30, 2003 to $3.2 million for the comparable period in 2004. This decrease results from the decrease in prepayment penalties on the off balance sheet portfolio collected due to a decrease in the portfolio balance during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Net Gain (Loss) on Mortgage-Related Securities and Derivatives. Net gain (loss) on mortgage-related securities and derivatives decreased 59.6% from $4.4 million for the six months ended June 30, 2003 to $1.8 million for the comparable period in 2004.

Net gain on mortgage-related securities decreased 68.1% from $5.1 million for the six months ended June 30, 2003 to $1.6 million for the comparable period in 2004. This gain represents the increase in fair value of the residual income from these securities due to stronger cash flow received than anticipated, primarily from lower losses. The decrease in the current year is due primarily to increasing interest rates.

Net gain (loss) on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage the interest rate risk associated with our mortgage-related securities. The risk arises because the cash we receive from our mortgage-related securities is dependent on the difference between the interest rates on the underlying loans and the yield payable to the senior security holders, or payable to the purchaser of the loans in the case of a sale with retained interests. The majority of the loans underlying our mortgage-related securities have interest rates which are fixed for the first two or three years, while the yield payable to the senior interests or purchaser changes monthly based upon short-term LIBOR. Net gain (loss) on derivatives went from a net loss of $725,000 for the six months ended June 30, 2003, to a net gain of $145,000 for the comparable period in 2004 due to an increase in LIBOR rates and a lower mortgage related securities balance during the six months ended June 30, 2004 as compared to the comparable period in 2003.

Expenses

Total Expenses. Total expenses increased 57.1% from $119.7 million for the six months ended June 30, 2003 to $188.1 million for the comparable period in 2004. The increase was the result of higher salaries, wages, and benefits expense of $24.3 million, an increase in interest expense of $22.0 million, an increase in the provision for losses of $8.9 million and increases in other variable operating expenses associated with growth in loans originated and serviced.

Salaries, Wages and Benefits. Salaries, wages and benefits increased 47.8% from $50.8 million for the six months ended June 30, 2003 to $75.1 million for the comparable period in 2004. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. The total number of employees increased by 32.2% from 1,659 at June 30, 2003 to 2,193 at June 30, 2004. The commission and bonus expense increased by 39.4% from $28.8 million for the six months ended June 30, 2003 to $40.2 million for the comparable period in 2004.

Interest Expense. Interest expense represents the interest incurred on all outstanding debt and securitization bond financing, as well as the amortization of bond issue costs on the securitization bond financing and other costs associated with accessing our credit facilities. Interest expense increased 81.5% from $27.0 million for the six months ended June 30, 2003, to $49.0 million for the comparable period in 2004. Our average outstanding borrowings, excluding securitization bond financing, increased from $1.1 billion to $1.8 billion consistent with the increase in the average inventory of loans held for sale; however our average borrowing rate, excluding securitization bond financing decreased from 2.6% for the six months ended June 30, 2003, to 2.3% for the comparable period in 2004. Our average securitization bond financing increased from $802.3 million for the six months ended June 30, 2003 to $2.2 billion for the comparable period in 2004; however our average borrowing rate on the securitization bond financing decreased from 2.8% for the six months ended June 30, 2003, to 2.5% for the comparable period in 2004. For the six months ended June 30, 2003 and June 30, 2004, interest expense of $11.3 million and $25.8 million, respectively, was recognized on the securitization bond financing. As we increase the number of loans we securitize in transactions structured as financings, our related bond debt will increase, which will result in an increase in our interest expense.

Occupancy. Occupancy expense increased 70.7% from $5.0 million for the six months ended June 30, 2003 to $8.5 million for the comparable period in 2004. The increase resulted from growth in the total number of office sites leased from 40 at June 30, 2003 to 53 at June 30, 2004 due to our penetration in new geographic markets, as well as an increase in square footage in some existing sites.

Provision for Losses. Provision for losses increased 54.4% from $16.4 million for the six months ended June 30, 2003 to $25.3 million for the comparable period in 2004. The increases in our provisions for losses were as follows: allowances for losses loans held for investment of $14.9 million, and reserve for real estate owned of $126,000, offset by decreases in our market reserve on loans held for sale of $4.1 million, our reserve for repurchases of $1.4 million and in the net losses on real estate owned of $633,000. The increase in our allowance for losses on loans held for investment results from the increase in our securitized loan balance from $1.1 billion at June 30, 2003 to $3.3 billion at June 30, 2004. The decrease in our market reserve on loans held for sale results from a decrease in delinquencies at June 30, 2004 compared to June 30, 2003 slightly offset by an increase in the loans held for sale balance. The decrease in our reserve for repurchases results from a refinement to our reserve methodology to better incorporate estimated losses on loans sold, based upon historical data, for which no repurchase request has yet been received.

Depreciation and Amortization. Depreciation and amortization increased 93.1% from $2.1 million for the six months ended June 30, 2003 to $4.0 million for the comparable period in 2004. The increase results from our investment in technology and infrastructure resulting from the increase in the number of employees and offices during the six months ended June 30, 2004 as compared to the comparable period in 2003.

General and Administrative. General and administrative expenses increased 41.8% from $18.4 million for the six months ended June 30, 2003 to $26.1 million for the comparable period in 2004. This increase resulted from an increase in loan origination volume, an increase in our servicing portfolio, an increase in our number of leased locations and an increase in the number of employees as compared to 2003. Loan originations increased 70.0% from $3.4 billion for the six months ended June 30, 2003 to $5.7 billion in the comparable period of 2004. Our servicing portfolio increased 95.3% from $2.8 billion at June 30, 2003 to $5.5 billion at June 30, 2004. Our leased locations increased 32.5% from 40 at June 30, 2003 to 53 at June 30, 2004. Additionally, the total number of employees increased by 32.2% from 1,659 at June 30, 2003 to 2,193 at June 30, 2004.

Income Taxes. Income taxes increased 39.9% from $27.1 million for the six months ended June 30, 2003 to $37.9 million for the comparable period in 2004. This increase was a result of a 39.9% increase in income before taxes from the six months ended June 30, 2003 to the comparable period in 2004. Our effective tax rate for the six months ended June 30, 2004 was 40.0%. The two major components of our effective tax rate are the federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. As our operations and profits have expanded in various states, it has created changes in our effective tax rate depending upon each particular state’s tax structure and rate.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2004

Executive Summary

•	Net income was $34.3 million, or $1.60 per diluted share, an increase of 33% from the prior year.

•	This was driven by a 75% growth in origination volume, to $3.4 billion, and a 95% growth in our serviced loans to $5.5 billion.

•	Growth was achieved by increasing offices by 13 locations, and penetrating new and existing markets through 534 new employees.

•	Whole loan sales of $1.9 billion resulted in gains recorded of $77.6 million, representing an average premium of 4.3%, versus 4.1% in 2003.

•	Origination costs net of points and fees improved from 2.1% in the three months ended June 30, 2003 to 1.8% in the comparable period in 2004.

•	Portfolio income (interest income less interest expense and provision for losses) of $38.7 million, compared to $15.6 million in the second quarter of 2003, an increase of 148%. As a percentage of total revenue less interest expense and provision for losses, portfolio income increased from 19% in the second quarter of 2003, to 33% in 2004.

•	Credit quality as measured by lower delinquency and loss level percentages improved over the prior year.

Revenues

Total Revenues. Total revenues increased 51.3% from $108.2 million for the three months ended June 30, 2003 to $163.8 million for the comparable period in 2004. This increase was due to increases in interest income of $44.4 million and gain on sale of loans of $14.7 million.

Interest Income. Interest income represents the interest earned on our mortgage loans held for sale and for securitization during the period prior to their sale or securitization, interest earned on securitized loans subject to portfolio-based accounting, prepayment penalty income from the on balance sheet portfolio, the realized and unrealized gain (loss) on derivatives purchased to manage our interest rate risk associated with securitized loans, net of the related fair value basis adjustments recorded due to the use of hedge accounting and, to a lesser extent, interest accreted on our mortgage-related securities. We do not accrue interest for mortgage loans that are 90 days or more delinquent. Interest income increased 110% from $40.3 million for the three months ended June 30, 2003 to $84.7 million for the comparable period in 2004. The increase in interest income was due to an increase in the average inventory of mortgage loans from $2.1 billion during the three months ended June 30, 2003 to $4.6 billion for the comparable period in 2004. Our average inventory of mortgage loans increased as we increased loan production volume, completed seven securitizations of $3.2 billion of mortgage loans since June of 2002 that are accounted for as financings and intentionally extended the holding period, which was partially offset by a decrease in weighted average interest rate on the inventory of mortgage loans. Interest income of $17.0 million and $41.4 million was recognized on the securitized loans for the six months ended June 30, 2003 and June 30, 2004, respectively. In the future, to the extent we continue to complete these types of securitizations, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise.

	Three Months Ended June 30,
	2003		2004
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Interest income	$40,317	7.53%	$84,673	7.37%
Interest expense	14,845	2.77%	28,093	2.44%

Net interest income	$25,472	4.76%	$56,580	4.93%

Average mortgage loans outstanding	$2,141,146		$4,592,523

Gain on Sale of Loans. Total gain on sale of loans increased 23.4% from $62.9 million for the three months ended June 30, 2003 to $77.6 million for the comparable period in 2004.

The components of the gain on sale of loans are illustrated in the following table:

	Three Months Ended June 30,
	2003	2004
	(dollars in thousands)
Gain on whole loan sales	$73,300	$75,843
Provision for premium recapture	(775)	(947)
Net gain (loss) on derivatives	(8,954)	5,820
Net origination points and fees	9,203	8,061
Direct loan origination expenses	(9,865)	(11,158)

Gain on sale of loans	$62,909	$77,619

Gain on whole loan sales increased 23.4% from $62.9 million for the three months ended June 30, 2003 to $77.6 million for the comparable period in 2004 due to higher sales volume in 2004. Total whole loan sales increased 21.5% from $1.6 billion for the three months ended June 30, 2003 to $1.9 billion for the comparable period in 2004. This increase was due to an increase in loan originations of 75.3% from $1.9 billion for the three months ended June 30, 2003 to $3.4 billion in the comparable period of 2004, partially offset by $707.2 million which were securitized during the three months ended June 30, 2004. The average whole loan sales premium, net of gains (losses) on related derivatives, was 4.1% for the three months ended June 30, 2003 and 4.3% for the comparable period in 2004. These higher gains resulted primarily from better than anticipated whole loan premiums for the interest rate margin delivered at the time of sale, as well as expected hedge gains recognized on the loan sales. Our top ten loan purchasers during the three months ended June 30, 2004, were as follows in descending order: Morgan Stanley Mortgage Capital Inc., Household Mortgage Services, UBS Paine Weber, Residential Funding Corporation, Merrill Lynch, Wintergroup, Saxon, Equity One, Sovereign Bank, and US Bank.

The components of our net profit margin on whole loan sales are illustrated in the following table:

	Three Months Ended June 30,
	2003	2004
Gain on whole loan sales (1)(2)	4.68%	4.00%
Net gain (loss) on derivatives (2)	(0.57%)	0.31%

Net gain on whole loan sales (1)(2)	4.11%	4.31%

Net origination points and fees	0.56%	0.42%
Loan origination expenses	(2.62%)	(2.17%)

Net cost to originate (3)	(2.06%)	(1.75%)

Net profit margin on whole loan sales	2.05%	2.56%

(1)	Excludes the provision for premium recapture.
(2)	The percentages hereon are calculated based upon the respective amounts presented in the table above divided by our total whole loan sales of $1.6 billion and $1.9 billion for the three months ended June 30, 2003 and 2004, respectively.
(3)	Net cost to originate loans is defined as total operating expenses (total expenses less interest expense and provision for losses), less allocated loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. This total is divided by total originations of $1.9 billion and $3.4 billion for the three months ended June 30, 2003 and 2004, respectively.

Provision for premium recapture represents our estimate of the potential refunds of premium received on loan sales during the period based upon our historical experience. Provision for premium recapture increased 22.2% from $775,000 for the three months ended June 30, 2003 to $947,000 for the comparable period in 2004. This increase results from the increase in whole loan sales of 21.5% from $1.6 billion for the three months ended June 30, 2003 to $1.9 billion for the comparable period in 2004.

Net gain (loss) on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage our interest rate risk associated with our mortgage loans held for sale from the time of funding commitment to sale commitment, net of the related fair value basis adjustments recorded due to the use of hedge accounting. We enter into these transactions to offset fluctuations in interest rates that affect our premiums earned on the sale of these loans. The net gain (loss) on derivatives went from a $9.0 million loss for the three months ended June 30, 2003 to a $5.8 million gain for the comparable period in 2004. This increase results from an increase in LIBOR rates and an increase in derivative volume during the three months ended June 30, 2004 as compared to the comparable period in 2003.

Net origination points and fees represent the revenue earned from the origination of mortgage loans held for sale, net of broker rebates paid, which are deferred and recognized in the consolidated statement of operations when the related loans are sold. Net origination points and fees decreased from $9.2 million for the three months ended June 30, 2003 to $8.1 million for the comparable period in 2004. This decrease results from an increase in broker fees paid per loan offset by a 21.5% increase in whole loan sales for the three months ended June 30, 2004 as compared to the comparable period in 2003.

Direct loan origination expenses represent the costs incurred to originate mortgage loans held for sale that are deferred and recognized in the consolidated statement of operations when the related loans are sold. Direct loan origination expenses increased from $9.9 million for the three months ended June 30, 2003 to $11.2 million for the comparable period in 2004. The increase results from the 21.5% increase in whole loan sales offset by a decrease in our standard origination expense per loan for the three months ended June 30, 2004, as to the comparable period in 2003. The decrease in our standard origination expense per loan results from the increase in production and greater efficiency.

Loan Servicing Income. Loan servicing income represents all contractual and ancilliary servicing revenue for loans we service for others, net of subservicing costs, certain of our own servicing costs and amortization of mortgage servicing rights. Subservicing costs are the amounts we pay to others to service loans on our behalf. Loan servicing income decreased 14.6% from $1.9 million for the three months ended June 30, 2003 to $1.6 million for the comparable period in 2004. This decrease results from the decrease in prepayment penalties on the off balance sheet portfolio collected due to a decrease in the portfolio balance during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

Net Gain (Loss) on Mortgage-Related Securities and Derivatives. Net gain (loss) on mortgage-related securities and derivatives went from a $3.0 million gain for the three months ended June 30, 2003 to $68,000 loss for the comparable period in 2004.

Net gain (loss) on mortgage-related securities went from a $3.4 million gain for the three months ended June 30, 2003 to a $560,000 loss for the comparable period in 2004. This gain (loss) represents the increase or decrease in fair value of the residual income from these securities. The loss in the current year is due primarily to increasing interest rates.

Net gain (loss) on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage the interest rate risk associated with our mortgage-related securities. The risk arises because the cash we receive from our mortgage-related securities is dependent on the difference between the interest rates on the underlying loans and the yield payable to the senior security holders, or payable to the purchaser of the loans in the case of a sale with retained interests. The majority of the loans underlying our mortgage-related securities have interest rates which are fixed for the first two or three years, while the yield payable to the senior interests or purchaser changes monthly based upon short-term LIBOR. Net gain (loss) on derivatives went from $389,000 loss for the three months ended June 30, 2003, to a $492,000 gain for the comparable period in 2004 due to an increase in LIBOR rates which was partially offset by a lower mortgage related securities balance during the three months ended June 30, 2004 as compared to the comparable period in 2003.

Expenses

Total Expenses. Total expenses increased 63.4% from $65.3 million for the three months ended June 30, 2003 to $106.6 million for the comparable period in 2004. The increase was the result of higher salaries, wages, and benefits expense of $12.8 million, an increase in interest expense of $13.2 million, an increase in the provision for losses of $8.0 million and increases in other variable operating expenses associated with growth in loans originated and serviced.

Salaries, Wages and Benefits. Salaries, wages and benefits increased 47.5% from $26.9 million for the three months ended June 30, 2003 to $39.7 million for the comparable period in 2004. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. The total number of employees increased by 32.2% from 1,659 at June 30, 2003 to 2,193 at June 30, 2004. Commission and bonus expense increased by 39.2% from $16.3 million for the three months ended June 30, 2003 to $22.7 million for the comparable period in 2004.

Interest Expense. Interest expense represents the interest incurred on all outstanding debt and securitization bond financing, as well as the amortization of bond issue costs on the securitization bond financing and other costs associated with accessing our credit facilities. Interest expense increased 89.2% from $14.8 million for the three months ended June 30, 2003, to $28.1 million for the comparable period in 2004. Our average outstanding borrowings, excluding securitization bond financing, increased from $1.2 billion to $2.3 billion consistent with the increase in the average inventory of loans held for sale; however our average borrowing rate, excluding securitization bond financing decreased from 2.6% for the three months ended June 30, 2003, to 2.3% for the comparable period in 2004. Our average securitization bond financing increased from $886.4 million for the three months ended June 30, 2003 to $2.4 billion for the comparable period in 2004; however our average borrowing rate on the securitization bond financing decreased from 2.8% for the three months ended June 30, 2003, to 2.5% for the comparable period in 2004. For the three months ended June 30, 2003 and June 30, 2004, interest expense of $6.2 million and $13.8 million, respectively, was recognized on the securitization bond financing. As we increase the number of loans we securitize in transactions structured as financings, our related bond debt will increase, which will result in an increase in our interest expense.

Occupancy. Occupancy expense increased 80.1% from $2.6 million for the three months ended June 30, 2003 to $4.7 million for the comparable period in 2004. The increase resulted from growth in the total number of office sites leased from 40 at June 30, 2003 to 53 at June 30, 2004 due to our penetration in new geographic markets, as well as an increase in square footage in some existing sites.

Provision for Losses. Provision for losses increased 80.8% from $9.9 million for the three months ended June 30, 2003 to $17.8 million for the comparable period in 2004. The increases in our provisions for losses were as follows: allowances for losses on loans held for investment of $11.7 million, and reserve for real estate owned of $224,000, offset by decreases in our market reserve on loans held for sale of $1.8 million, reserve for repurchases of $1.8 million and in the net losses on real estate owned of $403,000. The increase in our allowance for losses on loans held for investment results from the increase in our securitized loan balance from $1.1 billion at June 30, 2003 to $3.3 billion at June 30, 2004. The decrease in our market reserve on loans held for sale results from a decrease in delinquencies at June 30, 2004 compared to June 30, 2003 slightly offset by an increase in the loans held for sale balance. The decrease in our reserve for repurchases results from a refinement to our reserve methodology to better incorporate estimated losses on loans sold, based upon historical data, for which no repurchase request has yet been received.

Depreciation and Amortization. Depreciation and amortization increased 132.8% from $1.0 million for the three months ended June 30, 2003 to $2.2 million for the comparable period in 2004. The increase results from our investment in technology and infrastructure resulting from the increase in the number of employees and offices during the three months ended June 30, 2004 as compared to the comparable period in 2003.

General and Administrative. General and administrative expenses increased 39.8% from $10.1 million for the three months ended June 30, 2003 to $14.1 million for the comparable period in 2004. This increase resulted from an increase in loan origination volume, an increase in our servicing portfolio, an increase in our number of leased locations and an increase in the number of employees as compared to 2003. Loan originations increased 75.3% from $1.9 billion for the three months ended June 30, 2003 to $3.4 billion in the comparable period of 2004. Our servicing portfolio increased 95.3% from $2.8 billion at June 30, 2003 to $5.5 billion at June 30, 2004. Our leased locations increased 32.5% from 40 at June 30, 2003 to 53 at June 30, 2004. Additionally, the total number of employees increased by 32.2% from 1,659 at June 30, 2003 to 2,193 at June 30, 2004.

Income Taxes. Income taxes increased 33.0% from $17.2 million for the three months ended June 30, 2003 to $22.9 million for the comparable period in 2004. This increase was a result of a 33.0% increase in income before taxes from the three months ended June 30, 2003 to the comparable period in 2004. Our effective tax rate for the three months ended June 30, 2004 was 40.0%. The two major components of our effective tax rate are the federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. As our operations and profits have expanded in various states, it has created changes in our effective tax rate depending upon each particular state’s tax structure and rate.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of REIT

REIT was formed on May 4, 2004 as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets.

All of the outstanding common shares of beneficial interest of REIT are held by AHL, which in turn is a wholly-owned subsidiary of Accredited Home Lenders Holding Co. The shares were issued in exchange for a receivable which was collected on June 4, 2004.

REIT intends to elect to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, REIT will generally not be subject to federal or state income tax to the extent that its distributions to shareholders satisfy the real estate investment trust requirements and certain asset, income and share ownership tests are met.

On May 10, 11 and 12, 2004, AHL contributed to REIT mortgage loans with an aggregate principal balance of $707.5 million and an aggregate outstanding credit facility balance of $707.5 million. Additionally, AHL contributed to REIT deferred origination costs of $480,000, accrued interest income of $889,000 and market reserve on loans of $4.7 million related to the contributed loans, as well as cash of $26 million, resulting in additional paid in capital to REIT of $22.7 million.

On May 26, 2004, REIT completed the Accredited Mortgage Loan Trust 2004-2 securitization of $707.2 million of mortgage loans, of which $22.3 million represented upfront over-collateralization (which is the excess of the aggregate principal balance of the securitized mortgage loans over the outstanding principal balance of the related securitization notes). Pursuant to the securitization, two classes of notes were issued totaling $684.9 million, rated “AAA” and “Aaa” by Standard & Poor’s Rating Services and Moody’s Investor Service, respectively. Class A-1 Notes in the amount of $342.2 million were issued with a variable interest rate of One-Month LIBOR plus 0.29%, collateralized by fixed and adjustable interest rate conforming (in terms of loan amount) mortgage loans. Class A-2 Notes in the amount of $342.7 million were issued with a variable interest rate of One-Month LIBOR plus 0.30%, collateralized by fixed and adjustable interest rate conforming and non-conforming mortgage loans. The classes A-1 and A-2 Notes have a final stated maturity date of July 25, 2034.

This securitization was structured legally as a sale, but for accounting purposes is treated as a financing under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. This securitization does not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by REIT. Also, AHL, as servicer, subject to applicable contractual provisions, has sole discretion to use its best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled. Accordingly, the loans will remain on the balance sheet and securitization indebtedness will replace outstanding credit facility originally associated with the securitized mortgage loans. REIT will record interest income on the mortgage loans and interest expense on the securities issued from the securitization over the life of the securitization and will record provisions for losses on these securitized loans in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses in such portfolio.

The $26 million in cash contributed to REIT by AHL was used to pay off the outstanding credit facility balance on the $22.3 million of loans held as over-collateralization by the securitization, purchase interest rate caps held in the securitization, and pay underwriter fees and other costs associated with closing the securitization on May 26, 2004.

In June 2004, AHL transferred the retained interests from the Accredited Mortgage Loan Trust 2002-1 and 2002-2 securitizations to REIT as a contribution of $422.9 million of principal balance of securitized loans and related amounts that resulted in additional capital of $14.5 million. As of June 30, 2004, this increased the total securitized loan balance of REIT to $1.1 billion. In addition, AHL intends to contribute the net loans held for future securitization at June 30, 2004 of $646.0 million to REIT for a third quarter 2004 securitization. AHL also intends to contribute in the future additional retained interests in mortgage pools already securitized by it to REIT, as well as contributing additional loans to REIT for future securitizations.

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

Our liquidity strategy is to maintain sufficient and diversified warehouse credit facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to maintain the ability to execute our own securitizations. This provides us the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate. During the six months ended June 30, 2003 and 2004, we had negative operating cash flows of approximately $680.7 million and $2.1 billion, respectively, which resulted from more new loan originations than sales and securitizations. More specifically, during the six months ended June 30, 2003 and 2004, we used approximately $3.4 billion and $5.8 billion, respectively, of cash for new loan originations and purchases offset by cash proceeds from the sale of loans of $2.6 billion and $3.5 billion, respectively. In total, there was an increase in cash and cash equivalents during the six months ended June 30, 2003 and 2004.

We use our various warehouse credit facilities to finance the actual funding of our loan originations. We then sell or securitize our mortgage loans within three or four months of origination and pay down the warehouse credit facilities with the proceeds. At June 30, 2004, we had voluntary and recoverable warehouse line paydowns of $110.5 million that increased our warehouse line availability by a corresponding amount. These voluntary and recoverable warehouse line paydowns of $110.5 million plus cash of $33.5 million brought our total liquidity to $144.0 million at June 30, 2004. The majority of our current warehouse credit facilities are committed lines, which means that the lender is obligated to fund up to the committed amount subject to our meeting various financial and other covenants. One of our warehouse lines is, and in the future some may be, uncommitted, which means that the lender may fund the uncommitted amount at its discretion. The majority of our current warehouse credit facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documents. Our warehouse facilities generally have a one-year term.

Except as otherwise noted below, all of our warehouse credit facilities accrue interest at a rate based upon one-month LIBOR plus a specified spread and as of July 30, 2004 have other material terms and features as follows:

(in millions) Warehouse Lender	Inception Date	Committed Amount	Uncommitted Amount	Total Facility Amount	Portion Available for Wet Funding	Expiration Date
Lehman Brothers Bank, FSB and Affiliate	1997	$500	$—	$500	$110	July 30, 2005
Residential Funding Corporation	1999	$300	$—	$300	$150	January 31, 2005
Morgan Stanley Mortgage Capital Inc.	2001	$500	$—	$500	$100	May 27, 2005
Household Commercial Financial Services, Inc.	2001	$40	$—	$40	$40	August 31, 2004
CDC Mortgage Capital, Inc.	2002	$450	$—	$450	$180	April 18, 2005
Credit Suisse First Boston Mortgage Capital LLC	2002	$150	$150	$300	$60	November 12, 2004
Goldman Sachs Mortgage Company	2003	$400	$—	$400	$—	April 20, 2005
Merrill Lynch Mortgage Company	2003	$300	$—	$300	$120	October 8, 2004

Total		$2,640	$150	$2,790	$760

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

We are currently working on implementing an asset-backed commercial paper facility which, if consummated, we expect to provide us with warehouse financing at a lower cost than, and otherwise on terms and conditions generally as favorable as or better than, under our current warehouse credit facilities. We cannot predict when or guarantee that this facility will be implemented.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

Liquidity And Capital Resources of REIT

REIT’s principal liquidity need will be to fund the initial over-collateralization amount, interest expense on and repayment of principal on securitization bond financing and warehouse credit facilities, and other transaction expenses associated with the execution of securitization transactions. REIT believes that cash generated from its portfolio of securitized loans and future contributions of capital will provide sufficient funds to meet its operating requirements and to pay dividends in accordance with the requirements to be taxed as a real estate investment trust for the foreseeable future.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Securitization bond financing	$2,563,456	$219,924	$1,381,888	$656,925	$304,719
Warehouse and residual interest credit facilities	2,501,605	2,501,605	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	36,784	4,530	17,335	13,175	1,744
Purchase obligations	—	—	—	—	—
Other long-term liability reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	$5,101,845	$2,726,059	$1,399,223	$670,100	$306,463

Off-Balance Sheet Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our borrowers. These financial instruments primarily represent commitments to individual borrowers to fund their loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the statement of financial position. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various terms and conditions. These commitments totaled $177.3 million and $333.5 million as of December 31, 2003 and June 30, 2004, respectively.

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

We are in the business of originating, selling and, to a lesser extent, securitizing and servicing non-prime mortgage loans. Non-prime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them until we sell them and we continue to bear the risk of delinquency and default after we securitize loans or sell loans with a retained interest. Loans that become delinquent prior to sale or securitization may become unsaleable or saleable only at a discount, and the longer we hold loans prior to sale or securitization, the greater the chance we will bear the costs associated with the loans delinquency. Factors that may increase the time held prior to sale or securitization include the time required to accumulate loans for securitizations or sales of large pools of loans, the amount and timing of third-party due diligence in connection with sales or securitizations, and defects in the loans.

We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if an early payment default occurs on the loan after sale, or in any sale or securitization if the loan materially violates our representations or warranties. At June 30, 2004, mortgage loans held for sale included approximately $10.1 million of loans repurchased. Our total provision for losses was $25.3 million for the six months ended June 30, 2004. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate (including loans in foreclosure and converted into real estate owned) for our servicing portfolio was 1.4% at June 30, 2004. Historically, our delinquency rate has increased, and may increase in the future, as the mortgage loans in our portfolio age.

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

Since inception, a significant portion of the mortgage loans we have originated, purchased or serviced has been secured by property in California. For the six months ended June 30, 2004, approximately 30% of the unpaid principal balance of the loans we originated were collateralized by properties located in California. As of June 30, 2004, approximately 34% of the unpaid principal balance of loans we serviced were collateralized by properties located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or wildfire, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult.

•	Existing borrowers with adjustable-rate mortgages may incur higher monthly payments as the interest rate increases, which may lead to higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a loan, the value that we receive upon the sale or securitization of the loan decreases.

•	The cost of financing our mortgage loans prior to sale or securitization is based primarily upon the London Inter-Bank Offered Rate (“LIBOR”). The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first two or three years. If LIBOR increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 2.3% for the six months ended June 30, 2004.

•	When we securitize loans or sell loans with retained interests, the value of and the income we receive from the securitized loans subject to portfolio-based accounting and the mortgage-related securities we retain are also based on LIBOR to the extent the underlying loans have an adjustable interest rate. This is because the income we receive from these mortgage loans and mortgage-related securities is based on the difference between the fixed rates payable on the loans for the first two or three years, and an adjustable LIBOR-based yield payable to the senior security holders or loan purchasers. We also have interest rate risk when the loans become adjustable after their two or three year fixed rate period. This is due to the loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds.

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

As of June 30, 2004, we financed substantially all of our loans through eight separate warehouse lenders. Each of these facilities is cancelable by the lender for cause at any time and at least one is cancelable at any time without cause. These facilities generally have a renewable, one-year term. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, or if the lenders do not honor their commitments for any reason, we will have to curtail our loan origination activities. This would result in decreased revenues and profits from loan sales.

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

Our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests and may prohibit inter-company dividends in certain circumstances. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

Our rights to cash flow from our securitized loans subject to portfolio-based accounting are subordinate to senior interests and may fail to generate any revenues for us if the revenue stream only generates enough revenues to pay the senior interest holders.

As part of the credit enhancement for our securitizations, the net cash flow that we receive from the securitized loans generally represents the excess of amounts, if any, generated by the underlying mortgage loans over the amounts required to be paid to the senior security holders or loan purchasers. This is also after deduction of servicing fees and any other specified expenses related to the sale or securitization. These excess amounts are derived from, and are affected by, the interplay of several factors, including:

•	the extent to which the interest rates of the mortgage loans exceed the interest rates payable to the senior security holders or loan purchasers;

•	the level of losses and delinquencies experienced on the underlying loans; and

•	the extent to which the underlying loans are prepaid by borrowers in advance of scheduled maturities.

Any combination of the factors listed above may reduce the income we receive from and the value of our securitized loans.

If we do not manage our growth effectively, our financial performance could be harmed.

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 1998, we had approximately 340 employees and by June 30, 2004, we had more than 2,190 employees. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales, servicing and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

A significant majority of our originations of mortgage loans comes from independent brokers. During the six months ended June 30, 2004, 91.0% of our loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the securitized loans we serviced during the six months ended June 30, 2004, 26.8% (annualized) were prepaid. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

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

In addition, on April 24, 2003, a New Jersey state appellate court relied on the new OTS rule to find that the Parity Act does not preempt New Jersey state law restrictions on prepayment penalties. This ruling is contrary to previous published court opinions which have upheld such preemption under the Parity Act, including a May 8, 2000 decision by the United States District Court in New Jersey which upheld such preemption with respect to New Jersey state law. However, on May 26, 2004, the New Jersey state supreme court reversed the New Jersey state appellate court’s decision finding that the Parity Act does preempt New Jersey state law restrictions on prepayment penalties.

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

Risks Related to Our Capital Structure

Our guarantee of the Series A preferred shares of the REIT is superior to claims of our common stockholders.

Our guarantee of dividend and principal payments on the Series A preferred shares of the REIT ranks behind all of our existing and future indebtedness but ahead of our common stock. As a result, upon any distribution to our creditors in a bankruptcy, liquidation or reorganization or similar proceeding, the holders of the Series A preferred shares will be entitled to be paid in full under the guarantee before any payment may be made to holders of our common stock.

We are a holding company and our assets consist primarily of investments in our subsidiaries. Substantially all of our consolidated liabilities have been incurred by our subsidiaries. Therefore, our right to participate in the distribution of assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to prior claims of the subsidiary’s creditors, including trade creditors, except to the extent that we may be a creditor with recognized claims against the subsidiary, in which case our claims would still be subject to the prior claims of any secured creditor of such subsidiary and of any holder of indebtedness of such subsidiary that is senior to that held by us.

If REIT fails to maintain its status as a real estate investment trust, the REIT will be subject to federal income tax on taxable income at regular corporate rates, and the value of our common stock may be adversely impacted as a result.

REIT was organized to qualify for taxation as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). REIT has conducted, and intends to continue to conduct, its operations so as to qualify as a real estate investment trust. Qualification as a real estate investment trust involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involve the determination of various factual matters and circumstances not entirely within REIT’s control. For instance, in order to qualify as a real estate investment trust, no more than 50% of the value of the outstanding shares of beneficial interest of REIT may be beneficially owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) (the “Ownership Test”). Furthermore, each year REIT must distribute to its shareholders at least 90% of REIT’s taxable income (the “Annual Distribution Requirements”). We cannot assure you that REIT will at all times satisfy these rules and tests.

If REIT were to fail to qualify as a real estate investment trust in any taxable year, as a result of a determination that we failed to meet the Ownership Test, the Annual Distribution Requirement or otherwise, REIT would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, REIT would also be disqualified from treatment as a real estate investment trust for the four taxable years following the year during which the qualification is lost. This treatment would reduce REIT’s net earnings and cash flow available for distribution to shareholders, including to us as holders of REIT’s common shares, because of its additional tax liability for the years involved. Additionally, distributions to shareholders would no longer be required to be made by REIT. Accordingly, REIT’s failure to qualify as a real estate investment trust could have a material adverse impact on our financial results and the value of the common stock held by our stockholders.

Moreover, in order to satisfy the Ownership Test, REIT’s Declaration of Trust establishes certain ownership restrictions on its shares of beneficial interest. For example, no individual (as described above) may beneficially own more than 9.8% of the value of REIT. Even with this restriction, depending on the concentration of ownership of our stock and the relative value in the REIT’s common and preferred shares, it is possible that our ownership of REIT’s common shares would cause REIT to fail to satisfy the Ownership Test. In such a situation, the Declaration of Trust would require that the number of REIT common shares held by us which causes REIT to fail to satisfy the Ownership Test be transferred to a charitable trust at a price no greater than the fair market value of the REIT common shares as of such date, and we would have no future beneficial interest in such REIT common shares (including the right to vote or receive dividends on such REIT common shares).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks generally represent the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Our market risk relates primarily to interest rate fluctuations. We may be directly affected by the level of and fluctuations in interest rates, which affects the spread between the rate of interest received on our mortgage loans and the related financing rate. Our profitability could be adversely affected during any period of unexpected or rapid changes in interest rates, by impacting the value of loans held for sale, held for investment and loans sold with retained interests. A significant change in interest rates could also change the level of loan prepayments, thereby adversely affecting our long-term net interest income and servicing income.

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

As part of our interest rate management process, we may use derivative financial instruments such as financial futures and options, interest rate caps and swaps and financial forwards. We designate certain derivative financial instruments used to hedge our mortgage loans held for sale, mortgage loans held for securitization and securitized loans subject to portfolio-based accounting as hedge instruments under SFAS No. 133. At trade date, these instruments and their hedge relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains a highly effective correlation in the hedge relationship. Since our concern with interest rates is the potential change in fair market value of the loans, we treat these as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and mortgage loans are recognized in the consolidated statements of operations in the period in which the changes occur. The net amount recorded in the consolidated statements of operations is referred to as hedge ineffectiveness.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the consolidated statements of operations in the period in which the changes occur or when such instruments are settled.

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our mortgage loans held for sale, mortgage loans held for securitization and the fair value of our mortgage-related securities, securitized loans and related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. The base or current interest rate curve is adjusted by the levels shown below:

As of June 30, 2004:

	+50 bp	+100 bp	-50 bp	-100 bp
Change in fair value of mortgage loans committed and held for sale	$(14,713,094)	$(25,641,146)	$12,245,014	$27,701,309
Change in fair value of derivatives related to mortgage loans committed and held for sale	12,756,380	22,443,328	(10,413,314)	(23,325,996)
Change in fair value of mortgage-related securities and securitized loans subject to portfolio-based accounting	(23,626,576)	(50,573,484)	27,379,605	51,889,824
Change in fair value of derivatives related to mortgage-related securities and securitized loans subject to portfolio-based accounting	20,104,292	43,759,069	(21,784,466)	(40,600,613)

Net change	$(5,478,998)	$(10,012,233)	$7,426,839	$15,664,524

As of December 31, 2003:

	+50 bp	+100 bp	-50 bp	-100 bp
Change in fair value of mortgage loans committed and held for sale	$(10,333,912)	$(20,478,367)	$10,529,354	$21,260,736
Change in fair value of derivatives related to mortgage loans committed and held for sale	8,377,246	16,704,493	(8,357,246)	(16,764,493)
Change in fair value of mortgage-related securities and securitized loans subject to portfolio-based accounting	(13,346,147)	(26,423,265)	13,610,605	27,483,096
Change in fair value of derivatives related to mortgage-related securities and securitized loans subject to portfolio-based accounting	12,073,917	24,269,267	(11,954,583)	(23,796,201)

Net change	$(3,228,896)	$(5,927,872)	$3,828,130	$8,183,138

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-earning assets and supporting funds.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There was no change in our internal control over financial reporting during the six months ended June 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In January 2004, the Company was served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The complaint alleges that the Company violated California and federal law by misclassifying the plaintiff, formerly a commissioned loan officer for the Company, as an exempt employee and failing to pay the plaintiff on an hourly basis and for overtime worked. The plaintiff seeks to recover, on behalf of himself and all of the Company’s other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. Under California law, a private individual who is not a current or former employee of an employer may bring an action to enforce certain provisions of California law against that employer. Such a complaint regarding this matter has been filed and served upon Accredited. In addition, the Company has been served with ten substantially similar complaints on behalf of other former and current employees of the Company, which ten actions have been consolidated with the Yturralde action. The Company has filed or will file motions to compel arbitration of all of the matters, but no hearing has been had on any such motion to date. the Company does not believe these matters will have a material adverse effect on its business, but, at the present time, the ultimate outcome of the litigation and the total amount of liability is not determinable. Accordingly, the Company has not accrued any amounts in its financial statements with respect to the litigation. However, the Company is pursuing settlements directly with current and former employees covered by the allegations of the complaints and, to date, the Company has effected settlements with many of these current and former employees. Accordingly, the Company has accrued amounts that are estimable in its financial statements for this group of current and former employees.

In June 2004, the Company was served with a class action complaint, Aslam v. Accredited Home Lenders, Inc., et al., brought in Cook County, Illinois. The complaint alleges that the purchase money, first priority mortgage loan the Company made to the plaintiff violated Illinois law because the loan, which had an interest rate in excess of 8%, included a prepayment charge and because the Company charged certain fees for the loan, which fees allegedly exceeded 3% of the original loan amount. The plaintiff seeks to recover, on behalf of himself and all other individuals to which the Company made loans with the same alleged violations, the damages allowed by statute, interest, costs and attorneys’ fees. The damages allowed by statute include actual economic damage and an amount equal to twice the total of all interest, discount and charges determined by the loan contract or paid by the obligor, whichever is greater. To the extent the plaintiff’s loan included any provisions or fees which might otherwise violate Illinois law, the Company included those provisions or fees in plaintiff’s loan on the basis that federal law preempted Illinois law with respect to plaintiff’s loan. The Company’s position in this regard was consistent with prior case law and previously announced positions of the Illinois Attorney General and the Illinois Office of Banks and Real Estate. However, in U.S. Bank, National Association, et al., v. Clark, et al., consolidated cases that involve alleged violations of Illinois law similar to those alleged against us, an Illinois appellate court recently held that federal preemption was not available for the non-purchase money, first priority mortgage loans involved in those cases. The Clark decision has been appealed. There is a significant risk that if the Clark decision is not reviewed or reversed on appeal, the plaintiffs might argue that the rationale by which the Clark court reached its decision undermines the Company’s ability to rely on federal preemption with respect to the loan it made to the plaintiff and any other Illinois resident. The Company intends to vigorously defend this matter. If, however, the plaintiff recovers all or substantially all of the relief he seeks, the potential liability could materially and adversely affect the Company. A co-defendant in the Aslam suit has removed the case to federal court, and the Company has joined with that co-defendant in a motion to compel arbitration of the matter, but there has not yet been a hearing on that motion. At the present time, the ultimate outcome of the matter and the amount of liability, if any, that may result is not determinable, and the Company has not accrued any amounts in its financial statements with respect to this matter.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three month period ended June 30, 2004.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page Ex-1.

(b) Reports on Form 8-K

Report on Form 8-K dated April 29, 2004 attaching the Company’s April 29, 2004 press release regarding the Company’s financial results for the fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2004

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