Form 10-Q/A
period 2004-06-30
ACCREDITED HOME LENDERS HOLDING CO
filed 2004-11-15
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 0-50179

ACCREDITED HOME LENDERS HOLDING CO.

(Exact name of Registrant as specified in its charter)

Delaware	04-3669482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15090 Avenue of Science

San Diego, CA 92128

(858) 676-2100

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock as of July 30, 2004 was 21,012,741.

This Amendment No. 1 to Accredited Home Lenders Holding Co.’s (the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2004 amends and restates Item 4 of Part II of the original Form 10-Q to include a description of the annual shareholder meeting. No other information included in the original Form 10-Q is hereby amended.

Item 4. Submission of Matters to a Vote of Security Holders

On May 20, 2004, the Company held its Annual Meeting of Stockholders. At this meeting, James A. Konrath and Gary M. Erickson were elected to the Board of Directors as Class I Directors, receiving 17,758,319 votes in favor of Mr. Konrath and 17,884,984 votes in favor of Mr. Erickson. There were no votes against Mr. Konrath and Mr. Erickson, with 301,271 and 174,606 abstentions, respectively. Also at the meeting, Deloitte & Touche LLP was ratified as the Company’s independent auditors. There were 17,606,077 votes cast for the ratification of Deloitte & Touche LLP, 448,091 votes were cast against, with 5,422 abstentions.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004

ACCREDITED HOME LENDERS HOLDING CO.

By:	/s/ James A. Konrath
James A. Konrath Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John S. Buchanan
John S. Buchanan Chief Financial Officer (Principal Financial and Accounting Officer)