Form 10-Q
period 2004-09-30
ACCREDITED HOME LENDERS HOLDING CO
filed 2004-11-15
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

The number of outstanding shares of the registrant’s common stock as of October 29, 2004 was 21,199,728.

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

In this Form 10-Q, unless the context requires otherwise, “Accredited,” “Company,” “we,” “our,” and “us” means Accredited Home Lenders Holding Co. and its subsidiaries.

PART I

Item 1. Financial Statements

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	December 31, 2003	September 30, 2004
ASSETS
Cash and cash equivalents	$27,119	$73,469
Restricted cash	209	5,690
Mortgage loans held for sale, net of market reserve of $12,213 and $14,372, respectively	1,277,075	1,848,376
Mortgage loans held for investment, net of allowance for loan losses of $19,890 and $51,328, respectively	2,090,237	4,047,046
Mortgage-related securities, at fair value	3,692	3,754
Mortgage servicing rights, net	1,119	331
Furniture, fixtures and equipment, net	20,674	32,653
Other receivables	44,911	60,570
Prepaid income taxes	—	19,878
Deferred income tax asset	16,052	17,214
Prepaid expenses and other assets	20,329	27,693

TOTAL	$3,501,417	$6,136,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Warehouse facilities	$1,515,195	$2,411,415
Securitization bond financing	1,724,389	3,275,887
Income taxes payable	2,949	—
Accounts payable and accrued liabilities	46,661	50,975

Total liabilities	3,289,194	5,738,277

COMMITMENTS AND CONTINGENCIES (Note 14)
MINORITY INTEREST IN SUBSIDIARY	—	84,094
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 20,366,314 shares at December 31, 2003 and 21,161,641 shares at September 30, 2004 (including 326,113 and 563,767, respectively, of restricted stock awarded under the deferred compensation plan)	20	21
Additional paid-in capital	61,585	78,970
Note receivable for common stock	(1,250)	(1,250)
Unearned compensation	(5,623)	(11,685)
Other comprehensive loss	—	(1,921)
Retained earnings	157,491	250,168

Total stockholders’ equity	212,223	314,303

TOTAL	$3,501,417	$6,136,674

See notes to condensed consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars and shares outstanding in thousands, except for earnings per share)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
REVENUES:
Interest income	$47,870	$97,493	$120,484	$242,792
Gain on sale of loans (including $0, $0, $2,834 and $0, respectively, with a related party)	65,237	77,993	171,317	210,342
Loan servicing income	1,979	1,996	5,789	5,205
Net gain on mortgage-related securities and derivatives	1,051	309	5,439	2,083
Other income	98	283	583	413

Total revenues	116,235	178,074	303,612	460,835

EXPENSES:
Salaries, wages and benefits	28,700	42,674	79,523	117,775
Interest expense (including $0, $0, $597 and $0, respectively, with a related party)	16,616	37,114	43,628	86,137
Occupancy	3,449	4,810	8,448	13,341
Provision for losses	6,537	14,416	22,916	39,708
Depreciation and amortization	1,260	2,911	3,343	6,934
General and administrative expenses	10,590	15,878	29,019	42,002

Total expenses	67,152	117,803	186,877	305,897

INCOME BEFORE INCOME TAXES	49,083	60,271	116,735	154,938
INCOME TAXES	19,634	23,234	46,694	61,101
MINORITY INTEREST—DIVIDENDS ON PREFFERED STOCK OF SUBSIDIARY	—	1,160	—	1,160

NET INCOME	$29,449	$35,877	$70,041	$92,677

BASIC EARNINGS PER SHARE	$1.50	$1.75	$4.09	$4.57

DILUTED EARNINGS PER SHARE	$1.40	$1.66	$3.56	$4.31

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	19,651	20,470	17,139	20,287

DILUTED	21,046	21,580	19,687	21,516

See notes to condensed consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,041	$92,677
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,343	6,934
Amortization of unearned compensation	406	2,473
Loss on disposal of furniture, fixtures, and equipment	120	39
Mortgage loans held for sale originated, net of fees	(4,467,876)	(6,076,570)
Proceeds from sale of mortgage loans held for sale, net of fees	4,223,016	5,789,582
Collection of principal payments on mortgage loans held for sale	22,902	52,405
Net change in fair value hedge basis adjustment on mortgage loans held for sale and securitized loans	(10,769)	(16,910)
Amortization of net deferred origination fees on securitized loans	(447)	1,972
Cash received on mortgage-related securities	11,205	2,419
Net unrealized gain on mortgage-related securities	(6,513)	(2,086)
Accretion of mortgage-related securities	(671)	(380)
Amortization of mortgage servicing rights	1,598	788
Provision for losses	22,916	39,708
Deferred income taxes	(2,743)	(1,162)
Income tax deduction for disqualifying stock dispositions	—	5,625
Changes in assets and liabilities:
Other receivables	(15,510)	(15,659)
Prepaid income taxes	—	(19,878)
Other assets	2,442	(2,642)
Accounts payable and accrued liabilities	10,262	3,691
Income taxes payable	(998)	(2,949)

Net cash used in operating activities	(137,276)	(139,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,398)	(18,952)
Mortgage loans held for investment originated	(1,140,347)	(2,905,882)
Principal payments on securitized loans	119,857	581,562

Net cash used in investing activities	(1,031,888)	(2,343,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warehouse credit facilities	569,573	896,220
Payments of borrowings on residual interest credit facility	(6,859)	—
Proceeds from issuance of securitization bond financing	719,847	2,167,569
Payments of securitization bond financing.	(141,289)	(616,071)
Change in restricted cash	(1,367)	(5,481)
Payments on capital leases	(208)	(12)
Proceeds from exercise of stock options	547	1,123
Proceeds from issuance of stock under ESPP	1,873	2,103
Net proceeds from initial public offering and concurrent private placement	38,294	—
Proceeds from preferred stock offering of consolidated subsidiary	—	84,094

Net cash provided by financing activities	1,180,411	2,529,545

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,247	46,350
BEGINNING BALANCE, CASH AND CASH EQUIVALENTS	11,300	27,119

ENDING BALANCE, CASH AND CASH EQUIVALENTS	$22,547	$73,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$38,960	$74,772
Income taxes	$50,359	$78,194
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for sale to loans held for investment	$720,940	$2,570,380
Transfer of loans held for sale to real estate owned, included in other assets	$7,347	$4,721
Transfer of mortgage related securities from other liabilities	$—	$16
Unearned compensation	$284	$129
Deferred compensation	$—	$8,406
Conversion of convertible debt to common stock	$3,000	$—
Conversion of preferred stock to common stock	$5,113	$—
Conversion of warrants to common stock	$1	$—

See notes to condensed consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-in Capital	Note Receivable for Common Stock	Unearned Compensation	Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(dollars in thousands)
BALANCE, JANUARY 1, 2003	5,833,873	$6	$2,351	$(1,250)	$(574)	$—	$57,476	$58,009
Issuance of common stock for options exercised	517,546	1	864					865
Issuance of common stock in initial public offering and concurrent private placement, net of offering costs	5,653,712	6	38,288					38,294
Conversion of preferred stock, convertible debt and warrants to common stock	7,631,191	7	8,106					8,113
Issuance of common stock in the employee stock purchase plan	403,879		4,045					4,045
Stock compensation related to non-employee stock options			434		(434)			—
Amortization of unearned compensation					282			282
Issuance and amortization of restricted stock—net of forfeited shares	326,113		5,415		(4,897)			518
Tax benefit for disqualifying stock dispositions			2,082					2,082
Net income							100,015	100,015

BALANCE, DECEMBER 31, 2003	20,366,314	$20	$61,585	$(1,250)	$(5,623)	—	$157,491	$212,223

Issuance of common stock for options exercised	469,797	1	1,122					1,123
Issuance of common stock in the employee stock purchase plan	87,876		2,103					2,103
Stock compensation related to non-employee stock options			129		(129)
Amortization of unearned compensation					274			274
Issuance and amortization of restricted stock—net of forfeited shares	237,654		8,406		(6,207)			2,199
Tax benefit for disqualifying stock dispositions			5,625					5,625
Other comprehensive loss, net of tax						(1,921)		(1,921)
Net income							92,677	92,677

BALANCE, September 30, 2004	21,161,641	$21	$78,970	$(1,250)	$(11,685)	$(1,921)	$250,168	$314,303

See notes to condensed consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For The Nine Months Ended September 30, 2003 and 2004 (Unaudited)

1. THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements include the accounts of Accredited Home Lenders Holding Co. (“AHLHC”), a Delaware corporation, and its wholly owned subsidiaries Accredited Home Lenders, Inc. (“AHL”), AHL’s wholly owned subsidiary Accredited Mortgage Loan REIT Trust (“REIT”) and the recently formed subsidiary Accredited Home Lenders Canada, Inc. (collectively the “Company”). REIT was formed in May 2004 as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in AHLHC’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

In August 2004, REIT completed a public offering of 3,400,000 Series A Preferred Shares, and in September 2004 sold an additional 100,000 Series A Preferred Shares pursuant to the exercise of the underwriters’ over-allotment option. The sale of the 3,500,000 Series A Preferred Shares resulted in gross proceeds of $87.5 million to REIT. In October 2004, REIT closed the public offering of 593,678 additional Series A Preferred Shares. The sale resulted in an additional $15.0 million of gross proceeds to REIT.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash—Cash held on behalf of employees for the Employee Stock Purchase Plan and flexible spending accounts is classified as restricted cash. In addition, the Company has deposited $4.2 million in a bank account to cover the risk of loss on its errors and omissions liability insurance coverage.

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

Securitized Loans and Securitization Bond Financing—Since July 2002, the Company has completed a total of eight securitizations totaling $ 4.2 billion structured as a financing under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the securitized loans. The Company records interest income on securitized loans and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

The Company periodically evaluates the need for or the adequacy of the allowance for loan losses on its securitized loans and loans held for securitization. Provision for loan losses on securitized loans and loans held for securitization is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in such portfolio. The Company defines a loan as impaired at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying the Company’s historical loss experience. The Company also uses other analytical tools to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments are reported in earnings. As these estimates are influenced by factors outside of the Company’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Carrying values are written down to fair value when the loan is foreclosed or deemed uncollectible.

Mortgage loans held for investment—Both securitized loans and loans held for securitization are classified as mortgage loans held for investment. The loans held for securitization are carried at the lower of aggregate cost (including hedge basis adjustments) or market. See discussion above for securitized loans.

Derivative Financial Instruments—As part of the Company’s interest rate management process, the Company uses derivative financial instruments such as Eurodollar futures and options. In connection with five of the securitizations structured as financings, the Company entered into interest rate cap agreements. It is not the Company’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

The Company designates certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, the Company evaluates the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains adequate correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair market value of mortgage loans held for sale, the Company is using derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and mortgage loans are recognized in the consolidated statement of operations in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale recognized as a result of hedge accounting is reversed at the time the mortgage loans are sold. The net amount recorded in the consolidated statement of operations is referred to as hedge ineffectiveness. During the third quarter 2004, the Company implemented the use of cash flow hedging on its securitized loans under SFAS No. 133. Pursuant to SFAS No. 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitized loans attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and reclassified into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the consolidated statements of operations in the period in which the changes occur.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Escrow and Fiduciary Funds—The Company maintains segregated bank accounts in trust for investors with respect to payments on securitized loans and mortgage loans serviced for investors, as well as for mortgagors with respect to property tax and hazard insurance premium payments escrowed by mortgagors with the Company. Such accounts amounted to $35.4 million and $78.4 million at December 31, 2003 and September 30, 2004, respectively, and are excluded from the Company’s assets and liabilities.

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

The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts as follows (dollars in thousands):

	Three Months Ended September 30,
	2003	2004
Net income, as reported	$29,449	$35,877
Add: Stock-based compensation included in reported net income, net of tax	—	85
Deduct: Stock-based employee compensation expense determined using fair value method, net of tax	(85)	(491)

Pro forma net income	$29,364	$35,471

Earnings per share:
Basic—as reported	$1.50	$1.75
Basic—pro forma	$1.49	$1.73
Diluted—as reported	$1.40	$1.66
Diluted—pro forma	$1.40	$1.64

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30,
	2003	2004
Net income, as reported	$70,041	$92,677
Add: Stock-based compensation included in reported net income, net of tax	—	164
Deduct: Stock-based employee compensation expense determined using fair value method, net of tax	(187)	(1,473)

Pro forma net income	$69,854	$91,368

Earnings per share:
Basic—as reported	$4.09	$4.57
Basic—pro forma	$4.08	$4.50
Diluted—as reported	$3.56	$4.31
Diluted—pro forma	$3.55	$4.25

The fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends, an expected option life of five years, a risk-free rate of 3.0% and 3.4% (nine months ended September 30, 2003 and 2004, respectively) and a 48.8% and 54.5% weighted average volatility (nine months ended September 30, 2003 and 2004, respectively). The Company’s volatility is calculated as an average of its own volatility and the mean of its closest competitors’ volatility for the respective periods due to the limited period of time since the Offering. The weighted average fair value at grant date was $6.81 and $17.98 for options granted during the nine months ended September 30, 2003 and 2004, respectively.

Segment Reporting—While the Company’s management monitors the revenue streams through wholesale and retail loan originations, operations are managed and financial performance is evaluated by the Company’s chief operating decision-maker on a company-wide basis. The Company has identified REIT and AHL as separate operating segments, however they are aggregated to a single reporting segment for financial reporting due to commonality and similarity of operations. See Note 15 for supplemental condensed consolidating financial information.

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

Recent Accounting Developments—In March 2004, the Securities and Exchange Commission issued Staffing Accounting Bulletin No. 105 (“SAB No. 105”). SAB No. 105 contains specific guidance that significantly limits opportunities for registrants to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan, which differs from the current accounting guidance provided by Statement of Financial Accounting Standards No. 149 (“SFAS No. 149”). SFAS No. 149 requires that the entity that makes the mortgage loan commitment record the commitment on its balance sheet at

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value, but does not address how to measure the fair value of the loan commitment. SAB No. 105 requires that fair value measurement of loan commitments include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected cash flows related to the customer relationship or loan servicing. SAB No. 105 is effective for new loan commitments accounted for as derivatives entered into after March 31, 2004. SAB No.105 permits registrants to continue to use previously applied accounting policies to commitments entered into on or before March 31, 2004. We quote interest rates to borrowers, which are generally subject to change by us. Although we typically honor such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate exposure. We do not account for our interest rate quotes as derivatives. We do not expect that the application of SAB No. 105 will have a material impact on our consolidated financial statements.

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

Geographical Concentration—Properties securing the mortgage loans in the Company’s servicing portfolio, including loans subserviced, are geographically dispersed throughout the United States. At September 30, 2003 and 2004, approximately 34% and 33%, respectively, of the properties were located in California. The remaining properties securing mortgage loans serviced did not exceed 10% in any other state at any period end.

Loan originations are geographically dispersed throughout the United States. During the nine months ended September 30, 2003 and 2004, approximately 33% and 29%, respectively, of the principal balance of loans originated were collateralized by properties located in California. The remaining originations did not exceed 10% in any other state during any of such periods.

3. MORTGAGE LOANS

Mortgage loans held for sale—Mortgage loans held for sale were as follows (dollars in thousands):

	December 31, 2003	September 30, 2004
Mortgage loans held for sale—principal balance	$1,288,630	$1,853,673
Basis adjustment for fair value hedge accounting	(1,368)	6,791
Net deferred origination costs	2,026	2,284
Market reserve	(12,213)	(14,372)

Mortgage loans held for sale, net	$1,277,075	$1,848,376

Mortgage loans held for investment—Mortgage loans held for investment were as follows (dollars in thousands):

	December 31, 2003	September 30, 2004
Mortgage loans held for investment—principal balance	$2,095,398	$4,083,987
Basis adjustment for fair value hedge accounting	17,302	19,276
Net deferred origination fees	(2,573)	(4,889)
Allowance for loan losses	(19,890)	(51,328)

Mortgage loans held for investment, net	$2,090,237	$4,047,046

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003 and September 30, 2004, mortgage loans held for investment included unpaid principal balance of $334.3 million and $681.5 million, respectively, in loans held for a securitization.

Provision for losses—Activity in the market reserve on loans held for sale was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Balance, beginning of period	$11,634	$13,698	$6,885	$12,213
Provision for losses	3,013	1,281	10,799	4,942
Chargeoffs, net	(2,206)	(607)	(5,243)	(2,783)

Balance, end of period	$12,441	$14,372	$12,441	$14,372

Reserve % of loans held for sale	0.91%	0.78%	0.91%	0.78%

Activity in the allowance for loan losses on mortgage loans held for investment was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Balance, beginning of period	$10,330	$40,080	$4,550	$19,890
Provision for losses	4,327	11,806	10,107	32,498
Chargeoffs, net	(107)	(558)	(107)	(1,060)

Balance, end of period	$14,550	$51,328	$14,550	$51,328

Allowance % of mortgage loans held for investment	0.92%	1.26%	0.92%	1.26%

As of December 31, 2003 and September 30, 2004, $7.5 million and $18.5 million of mortgage loans held for investment were 90 days or more delinquent under their payment terms, respectively. This increase results from the increased age and size of the Company’s securitized loan portfolio.

As of December 31, 2003 and September 30, 2004, $4.2 million and $2.3 million of real estate owned, net of the reserve for losses on real estate owned of $1.7 million and $1.0 million, respectively, is included in other assets. Activity in the reserve for losses on real estate owned was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Balance, beginning of period	$1,733	$1,171	$2,092	$1,684
Provision for (recovery of) losses	(61)	669	340	1,197
Chargeoffs, net	59	(833)	(701)	(1,874)

Balance, end of period	$1,731	$1,007	$1,731	$1,007

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provision for losses in the accompanying consolidated statements of operations is composed of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Provision—allowance for losses on mortgage loans held for investment	$4,327	$11,806	$10,107	$32,498
Provision—market reserve on loans	3,013	1,281	10,799	4,942
Provision (recovery)—reserve for real estate owned	(61)	669	340	1,197
Provision (recovery)—reserve for repurchases	(616)	476	1,087	811
Net losses (gains) on real estate owned	(126)	184	583	260

	$6,537	$14,416	$22,916	$39,708

4. MORTGAGE-RELATED SECURITIES

Mortgage-related securities consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Balance, beginning of period	$6,335	$3,865	$8,356	$3,692
Net unrealized gains	1,400	457	6,513	2,086
Interest accretion	150	146	671	379
Cash collected	(3,550)	(187)	(11,205)	(2,419)
Reclassification to other liabilities	—	(527)	—	16

Balance, end of period	$4,335	$3,754	$4,335	$3,754

The Company utilized the following assumptions to revalue all mortgage-related securities that arose from sales of loans by the Company to third party investors outstanding at December 31, 2003 and September 30, 2004 (dollars in thousands):

	December 31, 2003	September 30, 2004
Annual prepayment speeds	20.0% to 67.5%	20.0% to 65.0%
Discount rate	15%	15%
Expected cumulative credit losses	4.2%	4.1%
Interest rates on adjustable rate loans	Forward LIBOR curve	Forward LIBOR curve
Fair value at period end	$(297)	$(313)

The fair value of the mortgage-related securities that arose from the sales of loans to a third party investor (a former related party) of ($297,000) and ($313,000) at December 31, 2003 and September 30, 2004, respectively, is included in other liabilities on the balance sheet.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company utilized the following assumptions to revalue all mortgage-related securities that arose from the Company’s 2000 securitization outstanding at December 31, 2003 and September 30, 2004 (dollars in thousands):

	December 31, 2003	September 30, 2004
Annual prepayment speeds	22.0% to 55.2%	22.0% to 38.0%
Discount rate	15%	15%
Expected cumulative credit losses	4.9%	4.2%
Interest rates on adjustable rate loans	Forward LIBOR curve	Forward LIBOR curve
Fair value at period end	$3,692	$3,754

5. MORTGAGE SERVICING RIGHTS

The Company recognizes as a separate asset the rights to service mortgage loans for others once such rights are contractually separated from the underlying loans. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income and are recorded at the lower of amortized cost or fair value.

Mortgage servicing rights were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Balance, beginning of period	$2,005	$542	$3,116	$1,119
Amortization	(487)	(211)	(1,598)	(788)

Balance, end of period	$1,518	$331	$1,518	$331

The fair value of mortgage servicing rights at September 30, 2003 and September 30, 2004 was $1.8 million and $342,000, respectively.

The Company periodically evaluates mortgage servicing rights for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis based on loan type using prepayment assumptions ranging from 20.0% to 67.5% and 20.0% to 65.0% for December 31, 2003 and September 30, 2004, respectively, and a discount rate of 15% at both December 31, 2003 and September 30, 2004. Impairment, if it occurs, is recognized in a valuation allowance for each pool in the period of impairment. No impairment was identified as of December 31, 2003. As of September 30, 2004, $39,000 of impairment was recognized.

As of September 30, 2003 and 2004, the unpaid principal balance of loans sold servicing retained was $362.8 million and $200.4 million, respectively.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Financial Instruments and Hedged Instrument Activity—The Company uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale. At December 31, 2003 and September 30, 2004, fair value hedge basis adjustments of ($1.4) million and $6.8 million, respectively, are included in mortgage loans held for sale related to the $762.9 million and $931.9 million, respectively, of such loans designated as hedged assets. Hedge ineffectiveness associated with fair value hedges of ($1.5 million) and ($336,000) was recorded in earnings during the three and nine months ended September 30, 2004, respectively, and is included in gain on sale of loans in the consolidated statements of operations. The effective portion of this hedging is also recorded, but by definition has a neutral impact.

The Company uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At December 31, 2003 and September 30, 2004, fair value hedge basis adjustments of $17.3 million and $19.3 million, respectively, are included in loans held for investment related to the $1.2 billion and $2.7 billion, respectively, of such loans designated as hedged assets. During the third quarter 2004, the Company implemented the use of cash flow hedging on its securitized loans under SFAS No. 133. Previously, the Company had been using fair value hedge accounting, but elected to use this alternative method to accommodate elements of the REIT requirements. The net impact on earnings is not expected to be materially different under the two methods. Pursuant to SFAS No. 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitized loans attributable to interest rate risk. Cash flow hedge accounting requires the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income, while the ineffective portion is reported in current earnings. Hedge effectiveness associated with cash flow hedges of ($1.9) million, net of tax, was recorded in other comprehensive loss during both the three and nine months ended September 30, 2004 and is included as a component of stockholders’ equity. This effective portion will be reclassified into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. Hedge ineffectiveness associated with cash flow hedges of ($204) thousand was recorded in earnings during both the three and nine months ended September 30, 2004, and is included as a component of interest expense in the consolidated statements of operations. Hedge ineffectiveness associated with fair value hedges of ($175,000) and ($748,000) was recorded in earnings during the three and nine months ended September 30, 2004 and is included as a reduction in interest income in the consolidated statements of operations.

At September 30, 2004, the Company had outstanding futures contracts with a fair value of ($3.9) million included in accrued liabilities of which contracts with a fair value of ($3.9) million are designated as hedge instruments. The Company is required to maintain a cash deposit in a margin account with its broker related to these derivative transactions. At September 30, 2004, approximately $21.4 million was on deposit in such margin account, which is included in other receivables. Accordingly, the net liquidation value of the Company’s derivative financial instruments and related margin account is $17.5 million at September 30, 2004. In addition, the Company had option contracts and interest rate cap agreements with a fair value of $687,000 and $1.3 million, respectively, included in other assets at September 30, 2004.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

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

	Three Months Ended September 30, 2003
	Interest Income	Gain on Sale	Net Gain (Loss) on MRS	Interest Expense	Total
Net unrealized gain (loss)	$(624)	$(3,582)	$395	$—	$(3,811)
Net realized gain (loss)	618	5,291	(744)	—	5,165

Total	$(6)	$1,709	$(349)	$—	$1,354

	Three Months Ended September 30, 2004
	Interest Income	Gain on Sale	Net Gain (Loss) on MRS	Interest Expense	Total
Net unrealized gain (loss)	$(1,859)	$23,834	$9	$(204)	$21,780
Net realized loss	(886)	(23,012)	(157)	—	(24,055)

Total	$(2,745)	$822	$(148)	$(204)	$(2,275)

	Nine Months Ended September 30, 2003
	Interest Income	Gain on Sale	Net Gain (Loss) on MRS	Interest Expense	Total
Net unrealized gain (loss)	$(1,656)	$541	$3,680	$—	$2,565
Net realized loss	(2,315)	(9,119)	(4,754)	—	(16,188)

Total	$(3,971)	$(8,578)	$(1,074)	$—	$(13,623)

	Nine Months Ended September 30, 2004
	Interest Income	Gain on Sale	Net Gain (Loss) on MRS	Interest Expense	Total
Net unrealized gain (loss)	$(4,269)	$18,925	$615	$(204)	$15,067
Net realized loss	(3,578)	(17,671)	(617)		(21,866)

Total	$(7,847)	$1,254	$(2)	$(204)	$(6,799)

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. CREDIT FACILITIES

Credit Facilities—The Company had in place the following credit facilities:

Amount Outstanding
	December 31, 2003	September 30, 2004
A $500 million combined warehouse credit facility expiring July 30, 2005, collateralized by performing, aged and delinquent loans and REO property, bearing interest based on one-month LIBOR (rate was 3.1% to 5.3% at September 30, 2004).	$387.9 million	$419.5 million

A $650 million warehouse credit facility expiring May 27, 2005, collateralized by performing, aged and delinquent loans, bearing interest based on one-month LIBOR (rate was 3.2% to 3.4% at September 30, 2004).	$190.3 million	$470.2 million

A $40 million warehouse credit facility expiring August 31, 2005, collateralized by performing loans, bearing interest based on one-month LIBOR (rate was 5.25% at September 30, 2004).	$11.0 million	$10.8 million

A $450 million warehouse credit facility expiring April 18, 2005, collateralized by performing, aged and delinquent loans, bearing interest based on one-month LIBOR (rate was 3.0% to 4.1% at September 30, 2004). In November 2004, the credit facility was expanded to $600 million and the expiration date was extended to November 7, 2005.	$152.4 million	$244.6 million

A $150 million non-discretionary; $150 million discretionary warehouse credit facility expiring November 12, 2004, collateralized by performing, aged and delinquent loans, bearing interest based on one-month LIBOR (rate was 3.0% to 4.6% at September 30, 2004). In October 2004, the discretionary portion of the credit facility was expanded to $350 million and the expiration date was extended to November 30, 2004.	$168.4 million	$266.4 million

A $400 million warehouse credit facility expiring April 20, 2005, collateralized by performing, aged and delinquent loans, bearing interest based on one-month LIBOR (rate was 3.1% to 4.3% at September 30, 2004). In October 2004, the credit facility was expanded to $600 million.	$175.0 million	$296.0 million

A $500 million warehouse credit facility expiring October 8, 2004, collateralized by performing, aged and delinquent loans, bearing interest based on one-month LIBOR (rate was 2.7% to 3.3% at September 30, 2004). In October 2004, the credit facility expiration date was extended to October 7, 2005.	$214.7 million	$409.0 million

A $300 million warehouse credit facility expiring January 31, 2005, collateralized by performing, aged and delinquent loans and REO property, bearing interest based on one-month LIBOR (rate was 3.1% to 4.8% at September 30, 2004).	$215.5 million	$294.9 million

Total warehouse credit facilities	$1,515.2 million	$2,411.4 million

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2004, the Company was in compliance with all covenant requirements for each of the facilities. The Company’s warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements and limitations on other indebtedness. If the Company fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if the Company defaults under one facility, it would generally trigger a default under the Company’s other facilities.

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

8. SECURITIZATION BOND FINANCING

The following is a summary of the outstanding securitization bond financing (dollars in thousands):

	December 31, 2003	September 30, 2004
Total secured bonds	$1,724,475	$3,277,732
Unamortized bond discount	(86)	(1,845)

Total Securitization bond financing, net	$1,724,389	$3,275,887

The bonds are collateralized by securitized loans with an aggregate outstanding principal balance of $1.8 billion and $3.4 billion as of December 31, 2003 and September 30, 2004, respectively. Unamortized debt issuance costs, included in other assets, are approximately $7.7 million and $12.1 million at December 31, 2003 and September 30, 2004, respectively.

Amounts collected by the Company as servicer of the mortgage loans are remitted to the trustee, who in turn distributes such amounts each month to the bondholders, together with other amounts received with respect to the mortgage loans, net of fees payable to the Company, trustee and insurer of the bonds. Interest collected each month on the mortgage loans will generally exceed the amount of interest accrued on the bonds. A portion of such excess interest will initially be distributed as principal to the bonds. As a result of such principal distributions, the excess of the unpaid principal balance of the loans over the unpaid principal balance of the bonds (“overcollateralization”) will increase. The securitization agreements require that a certain level of overcollateralization be maintained. Once a required level has been reached, excess interest will no longer be used to accelerate the amortization of the bonds. Whenever the level of overcollateralization falls below the required level, excess interest will again be paid as principal to the bonds until the required level has been reached. Excess interest that is not paid to the bonds in order to create or maintain the required overcollateralization level, or used to make certain other payments, will be passed through to the Company. The securitization agreements provide that if delinquencies or losses on the underlying mortgage loans exceed certain maximums, the required levels of credit enhancement would be increased. During the nine months ended September 30, 2004, the Company received $56.5 million of excess interest from these securitizations. Therefore, the bonds are not necessarily expected to be outstanding through the stated maturity date set forth above.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the expected repayment requirements relating to the securitization bond financing at September 30, 2004. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

September 30, 2004 (dollars in thousands)
Three months ending December 31:
2004	$177,753
Years ending December 31:
2005	1,075,453
2006	853,576
2007	459,372
2008	249,327
2009	183,544
Thereafter	278,707
Discount	(1,845)

Total	$3,275,887

9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of significant items comprising the Company’s net deferred tax asset were as follows (dollars in thousands):

	December 31, 2003	September 30, 2004
Loan securitizations*	$4,403	$14,699
Loans held for sale	11,408	10,700
Market reserve on loans held for sale	5,627	6,042
State taxes	3,419	2,504
Other reserves and accruals	1,712	2,768

Deferred tax assets	26,569	36,713

Mortgage-related securities	(10,517)	(11,104)
Investment in real estate investment trust	—	(8,395)

Deferred tax liabilities	(10,517)	(19,499)

Net deferred tax asset	$16,052	$17,214

*	Includes the allowance for loan losses on securitized loans, net deferred origination fees on securitized loans, net basis adjustment for fair value hedging and miscellaneous temporary differences related to the off balance sheet securitization.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the income tax (benefit) expense consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Federal:
Current	$2,069	$(1,352)	$39,920	$50,432
Deferred	13,788	20,345	(2,215)	(742)

	15,857	18,993	37,705	49,690

State:
Current	494	(1,748)	9,517	11,154
Deferred	3,283	5,989	(528)	257

	3,777	4,241	8,989	11,411

Total	$19,634	$23,234	$46,694	$61,101

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

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Federal income tax at statutory rate	$17,180	$21,095	$40,857	$54,228
State income tax, net of federal effects	2,457	2,756	5,843	7,417
Other	(3)	(617)	(6)	(544)

Total	$19,634	$23,234	$46,694	$61,101

During the nine months ended September 30, 2004, the Company recorded a $5.6 million reduction in income taxes payable and a corresponding increase to additional paid in capital related to corporate tax deductions arising from the sale by employees of common stock they acquired from the stock option plans and the ESPP prior to the fulfillment of required tax holding periods for such stock.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows (dollars in thousands):

	December 31, 2003	September 30, 2004

Accrued liabilities—payroll	$16,884	$20,071
Accrued liabilities—general	12,106	18,245
Reserve for repurchases	5,445	5,765
Futures contracts	9,359	3,874
Reserve for premium recapture	2,470	2,735
Accounts payable—trade	385	285
Capital leases	12	—

Total	$46,661	$50,975

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. MINORITY INTEREST

On August 12, 2004, Accredited Home Lenders Holding Co.’s indirect subsidiary, Accredited Mortgage Loan REIT Trust, closed the public offering of 3,400,000 shares of Accredited Mortgage Loan REIT Trust’s 9.75% Series A Perpetual Cumulative Preferred Shares. The offering resulted in gross proceeds of $85.0 million. These preferred shares have a par value of $1.00 and will pay investors cumulative dividends of $2.4375 per share annually, which is the equivalent of 9.75% of the $25.00 liquidation preference and face value per share.

On September 14, 2004, the underwriters of the above mentioned public offering purchased an additional 100,000 shares of the 9.75% Series A Perpetual Cumulative Preferred Shares pursuant to the exercise of their over-allotment option, resulting in gross proceeds of $2.5 million. See Note 16, “Subsequent Event.”

AHLHC has irrevocably and unconditionally agreed to pay in full to the holders of each share of REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which REIT or AHLHC may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of REIT’s Series A Preferred Shares redeemed by REIT and (iii) the liquidation preference, if any, payable with respect to any of REIT’s Series A Preferred Shares. AHLHC’s guarantee will be subordinated in right of payment to AHLHC’s indebtedness, on a parity with the most senior class of AHLHC’s preferred stock and senior to AHLHC’s common stock. The Preferred Shares are classified as minority interest in subsidiary on the Company’s consolidated balance sheet.

On September 9, 2004, the Company declared a quarterly cash dividend on the preferred shares at the rate of $0.3317 per share. The $1.2 million cash dividend was paid on September 30, 2004 to preferred stockholders on record at the close of business on September 15, 2004. The dividend payment is reported as minority interest—dividends on preferred stock of subsidiary in the Company’s statement of operations.

12. STOCKHOLDERS’ EQUITY

A summary of the changes in options outstanding under the Company’s Stock Option Plans for the nine months ended September 30, 2004 follows:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2004	1,699,619	$5.80
Options granted	423,475	35.54
Options exercised	(469,239)	2.40
Options cancelled	(207,965)	21.51

Balance, September 30, 2004	1,445,890	$13.35

2002 Employee Stock Purchase Plan—The Company’s 2002 Employee Stock Purchase Plan (the “2002 ESPP”) was adopted effective as of the closing of the Offering by the board of directors and approved by the stockholders in 2002. A total of 1,500,000 shares of common stock are currently authorized and reserved for issuance under the plan, which provides that the plan be cumulatively increased each January 1 through January 1, 2013 according to the formula specified by the 2002 ESPP. Employees, including officers and employee directors, are eligible to participate in the 2002 ESPP if they are employed for more than 20 hours per week and more than five months in any calendar year. The 2002 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of the participant’s compensation. Such amounts are applied to the

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase of shares of the Company’s common stock at a price of 85% of the fair market value of the common stock as defined in the 2002 ESPP. On June 30, 2004, the Company issued 87,876 shares to employees with proceeds of $2.1 million. As of September 30, 2004, employees have contributed $1.3 million to the 2002 ESPP for future purchases of stock.

Deferred Compensation Plan—The Company’s Deferred Compensation Plan (the “Plan”) was adopted by the board of directors and approved by the stockholders in 2002. The Plan was effective as of January 1, 2003. A total of 2,000,000 shares of the Company’s common stock is authorized and reserved for issuance under the Plan. The Plan is an unfunded, nonqualified deferred compensation plan that benefits directors, certain designated key members of management and highly compensated employees. Under the Plan, an employee may defer up to 100% of his or her base salary, director fee, bonus and/or commissions on a pre-tax basis. The Company may make both voluntary and/or matching contributions to the Plan on behalf of Plan participants and may make voluntary and/or matching contributions in the form of common stock. All Plan assets are corporate assets rather than individual property and are therefore subject to creditors’ claims against the Company. As of September 30, 2004, employees had voluntarily contributed $1.3 million to the Plan. In January 2004, April 2004 and July 2004, the Company awarded 158,538, 48,756 and 51,625 shares net of forfeitures, respectively, of restricted common stock under the Plan that vest 50% two years from the date of grant and 25% each year thereafter until fully vested. In March 2004, the Company granted 9,876 shares of restricted common stock under the Plan to its independent, outside directors and an additional 1,498 shares of restricted common stock to a member of its advisory board of directors, which vest in full two years from the date of grant.

13. EARNINGS PER SHARE (IN THOUSANDS, EXCEPT PER SHARE INFORMATION):

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

	Three Months Ended September 30, 2003
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$29,449	19,651	$1.50
Effect of dilutive shares
Stock options		1,355
Unvested restricted stock		40

Diluted EPS	$29,449	21,046	$1.40

	Three Months Ended September 30, 2004
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$35,877	20,470	$1.75
Effect of dilutive shares
Stock options		963
Unvested restricted stock		147

Diluted EPS	$35,877	21,580	$1.66

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2003
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$70,041	17,139	$4.09
Plus effect of income of assumed conversions
Interest on convertible debt, net of tax	16
Effect of dilutive shares
Warrants *		67
Stock options		1,306
Unvested restricted stock		9
Convertible preferred stock *		827
Convertible debt *		339

Diluted EPS	$70,057	19,687	$3.56

*	Represents the dilutive effect of the shares outstanding prior to the initial public offering at February 14, 2003.

	Nine Months Ended September 30, 2004
	Net Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS	$92,677	20,287	$4.57
Effect of dilutive shares
Stock options		1,071
Unvested restricted stock		158

Diluted EPS	$92,677	21,516	$4.31

14. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space for its headquarters in San Diego, California, for various branch offices, executive suites, and record storage facilities across the country, and for certain equipment under operating leases expiring at various dates through 2013.

At September 30, 2004, the minimum future lease payments under non-cancelable operating leases were as follows (dollars in thousands):

Three Months Ending:
2004	$2,402
Years ending:
2005	9,583
2006	7,253
2007	5,660
2008	4,446
2009	2,425
Thereafter	1,742

Total	$33,511

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other—The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the statement of financial position. The credit risk is mitigated by the Company’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. The Company does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. The Company commits to originate loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $177.3 million and $404.1 million as of December 31, 2003 and September 30, 2004, respectively.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee. The Company periodically enters into other loan sale commitments. Loan sale commitments totaled $447.2 million and $1.0 billion at December 31, 2003 and September 30, 2004, respectively.

In connection with various regulatory lending requirements, the Company is required to maintain certain minimum levels of net worth. The Company was in compliance with these requirements at September 30, 2004.

From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2004.

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

In December 2002, the Company was served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act and the consumer protection statutes of the other states in which the Company does business. The complaint alleges that the Company has a practice of misrepresenting and inflating the amount of fees Accredited pays to third parties in connection with the residential mortgage loans the Company funds. Plaintiffs claim to represent a nationwide class consisting of all other persons similarly situated, that is, all persons who paid money to the Company to pay, or reimburse the Company’s payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. Plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court deems just and proper. The Company filed an answer to the complaint on January 17, 2003, and a hearing on the motion for class certification has been scheduled for December 21, 2004, but there has not yet been a ruling on the merits of either plaintiffs’ individual claims of the class. At the present time, the ultimate outcome of this matter and the amount of liability, if any, that may result

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is not determinable, and no amounts have been accrued in the Company’s financial statements with respect to this matter. The Company intends to vigorously defend this matter and does not believe it will have a material adverse effect on the Company’s business.

In January 2004, the Company was served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The complaint alleges that the Company violated California and federal law by misclassifying the plaintiff, formerly a commissioned loan officer for the Company, as an exempt employee and failing to pay the plaintiff on an hourly basis and for overtime worked. The plaintiff seeks to recover, on behalf of himself and all of the Company’s other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. The Company has been served with eleven substantially similar complaints on behalf of other former and current employees of the Company, which eleven actions have been consolidated with the Yturralde action. In addition, under current California law, a private individual who is not a current or former employee of an employer may bring an action to enforce certain provisions of California law against that employer. Such a complaint regarding this matter has been filed and served upon the Company. In September 2004, the Company appealed the court’s denial of the Company’s motion to compel arbitration of the consolidated cases, and a resolution of that appeal is not expected before early 2006. In the meantime, discussions have resumed between the parties regarding potential mediation of the claims. The Company does not believe these matters will have a material adverse effect on its business, but, at the present time, the ultimate outcome of the litigation and the total amount of liability is not determinable. As a result, the Company has not accrued any amounts in its financial statements with respect to the litigation. However, the Company is pursuing settlements directly with current and former employees covered by the allegations of the complaints and, to date, the Company has effected settlements with many of these current and former employees. Accordingly, the Company has accrued amounts that are estimable in its financial statements for this group of current and former employees.

In June 2004, the Company was served with a class action complaint, Aslam v. Accredited Home Lenders, Inc., et al., brought in Cook County, Illinois. The complaint alleges that the purchase money, first priority mortgage loan the Company made to the plaintiff violated Illinois law because the loan, which had an interest rate in excess of 8%, included a prepayment charge and because the Company charged certain fees for the loan, which fees allegedly exceeded 3% of the original loan amount. The plaintiff seeks to recover, on behalf of himself and all other individuals to which the Company made loans with the same alleged violations, the damages allowed by statute, interest, costs and attorneys’ fees. The damages allowed by statute include actual economic damage and an amount equal to twice the total of all interest, discount and charges determined by the loan contract or paid by the obligor, whichever is greater. To the extent the plaintiff’s loan included any provisions or fees which might otherwise violate Illinois law, the Company included those provisions or fees in plaintiff’s loan on the basis that federal law preempted Illinois law with respect to plaintiff’s loan. The Company’s position in this regard was consistent with prior case law and previously announced positions of the Illinois Attorney General and the Illinois Office of Banks and Real Estate. However, in a decision filed on March 31, 2004, in U.S. Bank, National Association, et al., v. Clark, et al., consolidated cases that involve alleged violations of Illinois law similar to those alleged against the Company, an Illinois appellate court held that federal preemption was not available for the non-purchase money, first priority mortgage loans involved in those cases. A petition for leave to appeal to the Supreme Court of Illinois has been filed in the Clark litigation, but, if the Clark decision is not reversed on appeal, the rationale by which the Clark court reached its decision may undermine the Company’s ability to rely on federal preemption with respect to the loans it made to the plaintiff and other Illinois residents. The Company does not believe the loan it made to the plaintiff violates Illinois law even if not preempted by federal law, and, in November 2004, the Aslam suit was settled for a nominal sum. This settlement was with the individual plaintiff, not on behalf of any class, and the potential liability to the Company

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

represented by the Clark decision still exists. If one or more other Illinois residents were to successfully pursue a class action against the Company based on the Clark decision, the potential liability could materially and adversely affect the Company. At the present time, the likelihood of such a suit being brought, the ultimate outcome of any such suit and the amount of liability, if any, that might result is not determinable, and the Company has not accrued any amounts in its financial statements with respect to this potential liability.

15. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

During the second quarter of 2004, Accredited Mortgage Loan REIT Trust (“REIT”) was formed as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets. All of the outstanding common shares of beneficial interest of REIT are held by AHL, a wholly owned subsidiary of AHLHC. AHLHC is the guarantor of REIT’s payment obligations in connection with the issuance of the REIT’s Series A Cumulative Preferred Shares in August, September and October 2004 (see Note 11 and 16). Such guarantee is full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheet, statement of income, and statement of cash flow information for AHLHC and its subsidiaries. The supplemental financial information reflects the investments of AHLHC in the subsidiaries using the equity method of accounting. The supplemental financial information is presented as of December 31, 2003 and September 30, 2004, and for the three and nine months ended September 30, 2003 and September 30, 2004.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

(dollars in thousands)	Accredited Home Lenders Holding Co.	Accredited Home Lenders, Inc.	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$741	$26,378	$—	$27,119
Restricted cash	87	122	—	209
Mortgage loans held for sale, net of market reserve of $12,213	—	1,277,075	—	1,277,075
Mortgage loans held for investment, net of allowance for loan losses of $19,890	—	2,090,237	—	2,090,237
Mortgage-related securities, at fair value	—	3,692	—	3,692
Mortgage servicing rights, net	—	1,119	—	1,119
Furniture, fixtures and equipment, net	—	20,674	—	20,674
Accounts receivable—intercompany	44,968	(44,968)	—	—
Other receivables	2	44,909	—	44,911
Investment in subsidiary	166,425	—	(166,425)	—
Deferred income tax asset	—	16,052	—	16,052
Prepaid expenses and other assets	—	20,329	—	20,329

TOTAL	$212,223	$3,455,619	$(166,425)	$3,501,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Warehouse facilities	$—	$1,515,195	$—	$1,515,195
Securitization bond financing	—	1,724,389	—	1,724,389
Income taxes payable	—	2,949	—	2,949
Accounts payable and accrued liabilities	—	46,661	—	46,661

Total liabilities	—	3,289,194	—	3,289,194

STOCKHOLDERS’ EQUITY:
Common stock	20	—	—	20
Additional paid-in capital	59,609	10,910	(9,726)	61,585
Note receivable for common stock	—	(1,250)	—	(1,250)
Unearned compensation	(4,897)	(726)	—	(5,623)
Retained earnings	157,491	157,491	(156,699)	157,491

Total stockholders’ equity	212,223	166,425	(166,425)	212,223

TOTAL	$212,223	$3,455,619	$(166,425)	$3,501,417

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2004

(dollars in thousands)	Accredited Home Lenders Holding Co.	Accredited Home Lenders, Inc.	Accredited Mortgage Loan REIT Trust	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,007	$17,542	$54,920	$—	$73,469
Restricted cash	1,305	4,385	—	—	5,690
Mortgage loans held for sale, net of market reserve of $14,372	—	1,848,376		—	1,848,376
Mortgage loans held for investment, net of allowance for loan losses of $51,328	—	1,527,533	2,519,513	—	4,047,046
Mortgage-related securities, at fair value	—	3,754	—	—	3,754
Mortgage servicing rights, net	—	331	—	—	331
Furniture, fixtures and equipment, net	12	32,641	—	—	32,653
Accounts receivable—intercompany	54,502	(50,155)	(4,347)	—	—
Other receivables	8	38,086	22,476	—	60,570
Investment in subsidiary	257,474	74,464	—	(331,938)	—
Prepaid income taxes		19,878			19,878
Deferred income tax asset	—	17,214	—	—	17,214
Prepaid expenses and other assets	3	17,769	9,921	—	27,693

TOTAL	$314,311	$3,551,818	$2,602,483	$(331,938)	$6,136,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Warehouse facilities	$—	$2,411,415	$—	$—	$2,411,415
Securitization bond financing		837,201	2,438,686	—	3,275,887
Income taxes payable	—		—	—	—
Accounts payable and accrued liabilities	8	45,728	5,239	—	50,975

Total liabilities	8	3,294,344	2,443,925	—	5,738,277

Minority interest in subsidiary	—	—	—	84,094	84,094

STOCKHOLDERS’ EQUITY:
Preferred stock			3,500	(3,500)	—
Additional paid-in capital-preferred stock	—	—	80,594	(80,594)	—
Common stock	21	—			21
Additional paid-in capital-common stock	75,219	11,038	56,584	(63,871)	78,970
Note receivable for common stock		(1,250)			(1,250)
Unearned compensation	(11,105)	(580)			(11,685)
Accumulated other comprehensive loss		(871)	(1,050)		(1,921)
Retained earnings	250,168	249,137	18,930	(268,067)	250,168

Total stockholders’ equity	314,303	257,474	158,558	(416,032)	314,303

TOTAL	$314,311	$3,551,818	$2,602,483	$(331,938)	$6,136,674

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(dollars in thousands)	Accredited Home Lenders Holding Co.	Accredited Home Lenders, Inc.	Eliminations	Consolidated
REVENUES:
Interest income	$—	$47,870	$—	$47,870
Gain on sale of loans	—	65,237	—	65,237
Loan servicing income	—	1,979	—	1,979
Net gain on mortgage-related securities and derivatives	—	1,051	—	1,051
Other income	—	98		98
Equity in net earnings of subsidiary	29,449		(29,449)	—

Total revenues	29,449	116,235	(29,449)	116,235

EXPENSES:
Salaries, wages and benefits	—	28,700	—	28,700
Interest expense	—	16,616	—	16,616
Occupancy	—	3,449	—	3,449
Provision for losses	—	6,537	—	6,537
Depreciation and amortization	—	1,260	—	1,260
General and administrative expenses	—	10,590	—	10,590

Total expenses	—	67,152	—	67,152

INCOME BEFORE INCOME TAXES	29,449	49,083	(29,449)	49,083
INCOME TAXES	—	19,634	—	19,634

NET INCOME	$29,449	$29,449	$(29,449)	$29,449

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(dollars in thousands)	Accredited Home Lenders Holding Co.	Accredited Home Lenders, Inc.	Accredited Mortgage Loan REIT Trust	Eliminations	Consolidated
REVENUES:
Interest income	$—	$64,594	$32,919	$(20)	$97,493
Gain on sale of loans	—	77,993	—	—	77,993
Loan servicing income	—	1,996	—	—	1,996
Net gain on mortgage-related securities and derivatives	—	309	—	—	309
Other income	—	2,483	116	(2,316)	283
Equity in net earnings of subsidiary	37,153	17,549	—	(54,702)	—

Total revenues	37,153	164,924	33,035	(57,038)	178,074

EXPENSES:
Salaries, wages and benefits	75	42,599	—	—	42,674
Interest expense	—	26,402	10,732	(20)	37,114
Occupancy	15	4,795	—	—	4,810
Provision for losses	—	11,983	2,433	—	14,416
Depreciation and amortization	—	2,911	—	—	2,911
General and administrative expenses	26	15,847	2,321	(2,316)	15,878

Total expenses	116	104,537	15,486	(2,336)	117,803

INCOME BEFORE INCOME TAXES	37,037	60,387	17,549	(54,702)	60,271
INCOME TAXES	—	23,234	—	—	23,234
MINORITY INTEREST—DIVIDENDS ON PREFERRED STOCK OF SUBSIDIARY	—	—	—	1,160	1,160

NET INCOME	$37,037	$37,153	$17,549	$(55,862)	$35,877

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(dollars in thousands)	Accredited Home Lenders Holding Co.	Accredited Home Lenders, Inc.	Eliminations		Consolidated
REVENUES:
Interest income	$—	$120,484	$		$120,484
Gain on sale of loans		171,317			171,317
Loan servicing income		5,789			5,789
Net gain on mortgage-related securities and derivatives		5,439			5,439
Other income		583			583
Equity in net earnings of subsidiary	70,041			(70,041)	—

Total revenues	70,041	303,612		(70,041)	303,612

EXPENSES:
Salaries, wages and benefits		79,523			79,523
Interest expense		43,628			43,628
Occupancy		8,448			8,448
Provision for losses		22,916			22,916
Depreciation and amortization		3,343			3,343
General and administrative expenses		29,019			29,019

Total expenses		186,877			186,877

INCOME BEFORE INCOME TAXES	70,041	116,735		(70,041)	116,735
INCOME TAXES		46,694			46,694

NET INCOME	$70,041	$70,041		$(70,041)	$70,041

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(dollars in thousands)	Accredited Home Lenders Holding Co.	Accredited Home Lenders, Inc.	Accredited Mortgage Loan REIT Trust	Eliminations	Consolidated

REVENUES:
Interest income	$—	$203,958	$38,854	$(20)	$242,792
Gain on sale of loans		210,342			210,342
Loan servicing income		5,204	1		5,205
Net gain on mortgage-related securities and derivatives		2,083			2,083
Other income		2,958	116	(2,661)	413
Equity in net earnings of subsidiary	93,953	20,090		(114,043)	—

Total revenues	93,953	444,635	138,971	(116,724)	460,835

EXPENSES:
Salaries, wages and benefits	75	117,700			117,775
Interest expense		73,583	12,574	(20)	86,137
Occupancy	14	13,327			13,341
Provision for losses		36,066	3,642		39,708
Depreciation and amortization		6,934			6,934
General and administrative expenses	27	41,971	2,665	(2,661)	42,002

Total expenses	116	289,581	18,881	(2,681)	305,897

INCOME BEFORE INCOME TAXES	93,837	155,054	20,090	(114,043)	154,938
INCOME TAXES		61,101			61,101
MINORITY INTEREST—DIVIDENDS ON PREFERRED STOCK OF SUBSIDIARY				1,160	1,160

NET INCOME	$93,837	$93,953	$20,090	$(115,203)	$92,677

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(dollars in thousands)	Accredited Home Lenders Holding Co.	Accredited Home Lenders, Inc.	Eliminations		Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,041	$70,041		$(70,041)	$70,041
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		3,343			3,343
Amortization of unearned compensation	221	185			406
Loss on disposal of furniture, fixtures, and equipment		120			120
Mortgage loans held for sale originated, net of fees		(4,467,876)			(4,467,876)
Proceeds from sale of mortgage loans held for sale, net of fees		4,223,016			4,223,016
Collection of principal payments on mortgage loans held for sale		22,902			22,902
Net change in fair value hedge basis adjustment on mortgage loans held for sale and securitized loans		(10,769)			(10,769)
Amortization of net deferred origination fees on securitized loans		(447)			(447)
Cash received on mortgage-related securities		11,205			11,205
Net unrealized gain on mortgage-related securities		(6,513)			(6,513)
Accretion of mortgage-related securities		(671)			(671)
Amortization of mortgage servicing rights		1,598			1,598
Provision for losses		22,916			22,916
Deferred income taxes		(2,743)			(2,743)
Income tax deduction for disqualifying stock dispositions					—
Equity in earnings of consolidated subsidiary	(70,041)			70,041	—
Net changes in assets and liabilities	35,187	(38,991)			(3,804)

Net cash used in operating activities	35,408	(172,684)			(137,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(11,398)			(11,398)
Mortgage loans held for investment originated		(1,140,347)			(1,140,347)
Principal payments on securitized loans		119,857			119,857

Net cash provided by investing activities		(1,031,888)			(1,031,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warehouse credit facilities		569,573			569,573
Payments of borrowings on residual interest credit facility		(6,859)			(6,859)
Proceeds from issuance of securitization bond financing		719,847			719,847
Payments of securitization bond financing		(141,289)			(141,289)
Change in restricted cash	(1,260)	(107)			(1,367)
Payments on capital leases		(208)			(208)
Proceeds from exercise of stock options	541	6			547
Proceeds from issuance of stock under ESPP	1,873				1,873
Net proceeds from initial public offering and concurrent private placement	38,294				38,294

Net cash provided by financing activities	39,448	1,140,963			1,180,411

NET INCREASE IN CASH AND CASH EQUIVALENTS	74,856	(63,609)			11,247
BEGINNING BALANCE, CASH AND CASH EQUIVALENTS		11,300			11,300

ENDING BALANCE, CASH AND CASH EQUIVALENTS	$74,856	$(52,309)	$	__	$22,547

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest		$38,960			$38,960
Income taxes		$50,359			$50,359
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for sale to loans held for investment		$720,940			$720,940
Transfer of loans held for sale to real estate owned, included in other assets		$7,347			$7,347
Transfer of mortgage related securities from other liabilities
Unearned compensation		$284			$284
Deferred compensation
Conversion of convertible debt to common stock		$3,000			$3,000
Conversion of preferred stock to common stock		$5,113			$5,113
Conversion of warrants to common stock		$1			$1

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(dollars in thousands)	Accredited Home Lenders Holding Co.	Accredited Home Lenders, Inc.	Accredited Mortgage Loan REIT Trust	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,837	$93,953	$20,090	$(115,203)	$92,677
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		6,934			6,934
Amortization of unearned compensation	2,200	273			2,473
Loss on disposal of furniture, fixtures, and equipment		39			39
Mortgage loans held for sale originated, net of fees		(6,076,570)			(6,076,570)
Proceeds from sale of mortgage loans held for sale, net of fees		5,789,582			5,789,582
Collection of principal payments on mortgage loans held for sale		52,405			52,405
Net change in fair value hedge basis adjustment on mortgage loans held for sale and securitized loans		(15,770)	(1,140)		(16,910)
Amortization of net deferred origination fees on securitized loans		570	1,402		1,972
Cash received on mortgage-related securities		2,419			2,419
Net unrealized gain on mortgage-related securities		(2,086)			(2,086)
Accretion of mortgage-related securities		(380)			(380)
Amortization of mortgage servicing rights		788			788
Provision for losses		36,066	3,642		39,708
Deferred income taxes		(1,162)			(1,162)
Income tax deduction for disqualifying stock dispositions	5,625				5,625
Equity in earnings of consolidated subsidiary	(93,953)	(20,090)		114,043	—
Net change in assets and liabilities	(9,439)	(12,283)	(15,715)		(37,437)

Net cash provided by (used in) operating activities	(1,730)	(145,312)	8,279	(1,160)	(139,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12)	(18,940)			(18,952)
Mortgage loans held for investment originated		(2,905,882)			(2,905,882)
Principal payments on securitized loans		489,879	91,683		581,562
Capital contributions		(26,000)	26,000		—

Net cash used in investing activities	(12)	(2,460,943)	117,683	—	(2,343,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warehouse credit facilities		2,617,273	(1,721,053)		896,220
Proceeds from issuance of securitization bond financing		505,000	1,662,569		2,167,569
Payments of securitization bond financing		(520,579)	(95,492)		(616,071)
Change in restricted cash	(1,218)	(4,263)			(5,481)
Payments on capital leases		(12)			(12)
Proceeds from exercise of stock options	1,123				1,123
Proceeds from issuance of stock under ESPP	2,103				2,103
Payments of dividends on preferred stock	—	—	(1,160)	1,160	—
Proceeds from preferred stock offering of the consolidated subsidiary	—	—	84,094	—	84,094

Net cash provided by financing activities	2,008	2,597,419	(71,042)	1,160	2,529,545

NET INCREASE IN CASH AND CASH EQUIVALENTS	266	(8,836)	54,920		46,350
BEGINNING BALANCE, CASH AND CASH EQUIVALENTS	741	26,378	—	—	27,119

ENDING BALANCE, CASH AND CASH EQUIVALENTS	$1,007	$17,542	$54,920	—	$73,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest		$30,850	$43,922		$74,772
Income taxes		$78,194			$78,194
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed loans held for investment	—	$2,616,151	$(2,616,151)	—	—
Contributed warehouse credit facilities	—	$(1,721,053)	$1,721,053	—	—
Contributed securitization bond financing	—	$(871,609)	$871,609	—	—
Contributed net assets and liabilities	—	$7,115	$(7,115)	—	—
Transfer of loans held for sale to loans held for investment		$2,570,380			$2,570,380
Transfer of loans held for sale to real estate owned, included in other assets		$4,721			$4,721
Transfer of mortgage related securities from other liabilities		$16			$16
Unearned compensation		$129			$129
Deferred compensation		$8,406			$8,406

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. SUBSEQUENT EVENT

On October 6, 2004, Accredited Home Lenders Holding Co.’s indirect subsidiary, Accredited Mortgage Loan REIT Trust, closed the reopened public offering of 593,678 shares of Accredited Mortgage Loan REIT Trust’s 9.75% Series A Perpetual Cumulative Preferred Shares. The offering resulted in gross proceeds of $15.0 million, bringing the total gross proceeds from offerings of the Series A Perpetual Cumulative Preferred Shares to approximately $102.5 million. Payments in respect of the Series A Perpetual Cumulative Preferred Shares are guaranteed, on a subordinated basis, by AHLHC. The Preferred Shares are classified as minority interest in subsidiary on the Company’s consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be reviewed in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report and in the Accredited Home Lenders Holding Co. Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, or the SEC. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” on page 1 of this Form 10-Q. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed later in this section and elsewhere in this report.

General

We are a nationwide mortgage banking company that originates, finances, securitizes, services and sells non-prime mortgage loans secured by residential real estate. We focus on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. We originate our loans primarily through independent mortgage brokers across the United States and, to a lesser extent, through our direct sales force in our retail offices. We primarily sell our loans in whole loan sales and, to a lesser extent, we securitize our loans.

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

Gain on sale revenue is recorded at the time we sell loans or securitize loans in transactions structured as a sale, but not when we securitize loans in a transaction structured as a financing. Accordingly, our financial results are significantly impacted by the timing of our loan sales and the securitization structure we may elect to implement. If we hold a significant pool of loans at the end of a reporting period, those loans will remain on our balance sheet, along with the related debt used to fund the loans. The revenue that we generate from those loans will not be recorded until the subsequent reporting period when we sell the loans. If we elect to complete a securitization structured as a financing rather than a transaction that would generate gain on sale revenue, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise. Since we have completed eight securitizations structured as financings since the third quarter of 2002, we do expect differences in our results of operations as compared to historical results. A number of factors influence the timing of our loan sales, our targeted disposition strategy and the whole loan sale premiums we receive, including the current market demand for our loans, the quality of the loans we originate, the sufficiency of our loan documentation, liquidity needs, and our strategic objectives. Our management has from time to time delayed the sale of loans to a later period, and may do so again in the future.

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

Securitizations Structured as Financings

While we currently generate the majority of our earnings and cash flows from whole loan sales, we intend to increase the percentage of our earnings and cash flows received from securitizations and other transactions in which we retain an interest in the mortgage loans that we have sold. These transactions will continue to be legally structured as sales, but for accounting purposes may be structured as a financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. This “portfolio-based” accounting more closely matches the recognition of income with the actual receipt of cash payments. Also, such securitization structures are consistent with our strategy to predominantly generate cash-based earnings rather than non-cash gain on sale revenue. We completed eight securitizations structured as financings since the third quarter of 2002.

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

When we structure securitizations as financings, we do not record mortgage servicing rights, and since January 2002, we have not disposed of loans in a manner which requires the mortgage servicing rights to be recognized as a separate asset.

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

The interest rate risk on the loans underlying our mortgage-related securities and on our securitized loans subject to portfolio-based accounting exists because some of these loans have fixed interest rates for a period of two or three years while the rate passed through to the investors in the mortgage-related securities and the holders of the securitization bonds is based upon an adjustable rate. We also have interest rate risk when the loans become adjustable after their two or three year fixed rate period. This is due to the loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds. We use derivatives to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) on the mortgage-related securities and changes in the cash flows of our securitized loans subject to portfolio-based accounting due to changes in LIBOR rates.

As part of our interest rate risk management process, we use derivative financial instruments such as options and Eurodollar futures. In connection with five of the securitizations structured as financings, we have entered into interest rate cap agreements. We do not use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

We designate certain derivative financial instruments as hedge instruments under SFAS No. 133, and at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure there remains a highly effective correlation in the hedge relationship. To hedge the effect of interest rate changes on the fair value of mortgage loans held for sale, we are using derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instrument and mortgage loans are recognized in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale recognized as a result of hedge accounting is reversed at the time we sell the mortgage loans. This results in a correspondingly higher or lower gain on sale revenue at such time. The net amount recorded in the consolidated statements of operations is referred to as hedge ineffectiveness.

During the third quarter 2004, we implemented the use of cash flow hedging on our securitized loans under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitized loans attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income, and the ineffective portion be reported in current earnings. For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur or when such instruments are settled.

Results Of Operations

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2004

Executive Summary

•	Net income was $92.7 million, or $4.31 per diluted share, an increase of 32% from the prior year.

•	This increase was driven by a 60% growth in origination volume, to $9.0 billion, and an 85% growth in our serviced loans to $6.1 billion.

•	Growth was achieved by increasing offices by 13 locations, and penetrating new and existing markets through 565 new employees.

•	Whole loan sales of $5.8 billion resulted in gains recorded of $210.3 million, representing an average premium of 3.8%, versus 4.1% in 2003.

•	Origination costs net of points and fees improved from 2.1% in the nine months ended September 30, 2003 to 2.0% in the comparable period in 2004.

•	Credit quality as measured by lower delinquency and loss level percentages improved over the prior year.

Revenues

Total Revenues. Total revenues increased 51.8% from $303.6 million for the nine months ended September 30, 2003 to $460.8 million for the comparable period in 2004. This increase was due to increases in interest income of $122.3 million and gain on sale of loans of $39.0 million.

Interest Income. Interest income represents the interest earned on our mortgage loans held for sale and for securitization during the period prior to their sale or securitization, interest earned on securitized loans subject to portfolio-based accounting, prepayment penalty income from the on balance sheet portfolio, the fair value hedge accounting realized and unrealized gain (loss) on derivatives purchased to manage our interest rate risk associated with securitized loans, net of the related fair value basis adjustments recorded due to the use of hedge accounting and, to a lesser extent, interest accreted on our mortgage-related securities. We do not accrue interest for mortgage loans that are 90 days or more delinquent. Interest income increased 101.5% from $120.5 million for the nine months ended September 30, 2003 to $242.8 million for the comparable period in 2004. Our average inventory of mortgage loans increased from $2.1 billion to $4.4 billion for the nine months ended September 30, 2003 and for the comparable period in 2004, as we increased loan production volume and completed quarterly securitizations that are accounted for as financings. Growth in interest income from higher balances was partially offset by a decrease in weighted average interest rate due to a more competitive environment.

The table below is a summary of net interest margin components:

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2004
	Average Balance	Amount	Rate	Average Balance	Amount	Rate
	(dollars in thousands)
Warehouse
Interest income	1,262,024	$73,323	7.75%	2,016,907	$109,411	7.23%
Interest expense	1,195,617	(25,312)	2.82%	1,905,708	(40,695)	2.85%

Spread		48,011	4.93%		68,716	4.38%

Securitizations
Interest income	827,270	$47,162	7.60%	2,349,936	$133,381	7.57%
Interest expense	827,538	(18,317)	2.95%	2,328,449	(45,442)	2.60%

Spread		28,845	4.65%		87,939	4.97%
Net Interest Margin	2,089,294	$76,856	4.90%	4,366,844	$156,655	4.78%

Gain on Sale of Loans. Total gain on sale of loans increased 22.8% from $171.3 million for the nine months ended September 30, 2003 to $210.3 million for the comparable period in 2004.

The components of the gain on sale of loans are illustrated in the following table:

	Nine Months Ended September 30,
	2003	2004
	(dollars in thousands)
Gain on whole loan sales	$182,168	$218,906
Provision for premium recapture	(2,081)	(2,699)
Net gain (loss) on derivatives	(8,579)	1,254
Net origination points and fees	25,942	25,831
Direct loan origination expenses	(26,133)	(32,950)

Gain on sale of loans	$171,317	$210,342

Gain on whole loan sales increased 20.2% from $182.2 million for the nine months ended September 30, 2003 to $218.9 million for the comparable period in 2004 due to higher sales volume in 2004. Total whole loan sales increased 37.1% from $4.2 billion for the nine months ended September 30, 2003 to $5.8 billion for the comparable period in 2004. This increase was due to an increase in loan originations of 60.3% from $5.6 billion for the nine months ended September 30, 2003 to $9.0 billion in the comparable period of 2004, partially offset by $2.2 billion which were securitized during the nine months ended September 30, 2004. The average whole loan sales premium, net of gains (losses) on related derivatives, was 4.1% for the nine months ended September 30, 2003 and 3.8% for the comparable period in 2004. Our top ten loan purchasers during the nine months ended September 30, 2004, were as follows in descending order: Morgan Stanley Mortgage Capital Inc., HSBC Mortgage Services, Credit-Based Asset Servicing and Securitization LLC (C-BASS), Wintergroup, Residential Funding Corporation, Sovereign Bank, Lehman Brothers Bank, FSB, UBS Paine Weber, DLJ Mortgage Capital, Inc. (Credit Suisse First Boston) and Chase Manhattan.

The components of our net profit margin on whole loan sales are illustrated in the following table:

	Nine Months Ended September 30,
	2003	2004
Gain on whole loan sales (1)(2)	4.3%	3.8%
Net gain (loss) on derivatives (2)	(0.2%)	0.0%

Net gain on whole loan sales (1)(2)	4.1%	3.8%

Net origination points and fees	0.6%	0.4%
Loan origination expenses	(2.7%)	(2.4%)

Net cost to originate (3)	(2.1%)	(2.0%)

Net profit margin on whole loan sales	2.0%	1.8%

(1)	Excludes the provision for premium recapture.
(2)	The percentages hereon are calculated based upon the respective amounts presented in the table above divided by our total whole loan sales of $4.2 billion and $5.8 billion for the nine months ended September 30, 2003 and 2004, respectively.
(3)	Net cost to originate loans is defined as total operating expenses (total expenses less interest expense and provision for losses), less allocated loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. This total is divided by total originations of $5.6 billion and $9.0 billion for the nine months ended September 30, 2003 and 2004, respectively.

Provision for premium recapture represents our estimate of the potential refunds of premium received on loan sales during the period based upon our historical experience. Provision for premium recapture increased 29.7% from $2.1 million for the nine months ended September 30, 2003 to $2.7 million for the comparable period in 2004. This increase results from the increase in whole loan sales of 37.1% from $4.2 billion for the nine months ended September 30, 2003 to $5.8 billion for the comparable period in 2004 slightly offset by the recovery of $178,000 of prior year reserves no longer needed.

Net gain (loss) on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage our interest rate risk associated with our mortgage loans held for sale from the time of funding commitment to sale commitment, net of the related fair value basis adjustments recorded due to the use of hedge accounting. We enter into these transactions to offset fluctuations in interest rates that affect our premiums earned on the sale of these loans. The net gain (loss) on derivatives increased from an $8.6 million loss for the nine months ended September 30, 2003 to a $1.3 million gain for the comparable period in 2004. This increase results from an overall increase in market interest rates, as well as an increase in derivative volume during the nine months ended September 30, 2004 as compared to the comparable period in 2003.

Net origination points and fees represent the revenue earned from the origination of mortgage loans held for sale, net of broker rebates paid, which are deferred and recognized in the consolidated statement of operations when the related loans are sold. Net origination points and fees decreased from $25.9 million for the nine months ended September 30, 2003 to $25.8 million for the comparable period in 2004. This decrease results from an increase in broker fees paid per loan for the nine months ended September 30, 2004 as compared to the comparable period in 2003 offset by a 37.1% increase in whole loan sales.

Direct loan origination expenses represent the costs incurred to originate mortgage loans held for sale that are deferred and recognized in the consolidated statement of operations when the related loans are sold. Direct loan origination expenses increased from $26.1 million for the nine months ended September 30, 2003 to $33.0 million for the comparable period in 2004. The increase results from the 37.1% increase in whole loan sales slightly offset by a decrease in our standard origination expense per loan for the nine months ended September 30, 2004 as compared to the comparable period in 2003. The decrease in our standard origination expense per loan results from the increase in production and greater efficiency.

Loan Servicing Income. Loan servicing income represents all contractual and ancillary servicing revenue for loans we service for others, net of subservicing costs, certain of our own servicing costs and amortization of mortgage servicing rights. Subservicing costs are the amounts we pay to others to service loans on our behalf. Loan servicing income decreased 10.1% from $5.8 million for the nine months ended September 30, 2003 to $5.2 million for the comparable period in 2004. This decrease results from the decrease in prepayment penalties on the off balance sheet portfolio collected due to a decrease in the portfolio balance during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Net Gain on Mortgage-Related Securities and Derivatives. Net gain on mortgage-related securities and derivatives decreased 61.7% from $5.4 million for the nine months ended September 30, 2003 to $2.1 million for the comparable period in 2004.

Net gain on mortgage-related securities decreased 68.0% from $6.5 million for the nine months ended September 30, 2003 to $2.1 million for the comparable period in 2004. This gain represents the increase in fair value of the residual income from these securities due to stronger cash flow received than anticipated, primarily from lower losses. The decrease in the current year is due primarily to increasing interest rates.

Net gain (loss) on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage the interest rate risk associated with our mortgage-related securities. The risk arises because the cash we receive from our mortgage-related securities is dependent on the difference between the interest rates on the underlying loans and the yield payable to the senior security holders, or payable to the purchaser of the loans in the case of a sale with retained interests. The majority of the loans underlying our mortgage-related securities have interest rates which are fixed for the first two or three years, while the yield payable to the senior interests or purchaser changes monthly based upon short-term LIBOR. Net gain (loss) on derivatives went from a net loss of $1.1 million for the nine months ended September 30, 2003, to a neutral position for the comparable period in 2004 due to an increase in overall market interest rates and a lower mortgage related securities balance during the nine months ended September 30, 2004 as compared to the comparable period in 2003.

Expenses

Total Expenses. Total expenses increased 63.7% from $186.9 million for the nine months ended September 30, 2003 to $305.9 million for the comparable period in 2004. The increase was the result of higher salaries, wages, and benefits expense of $38.3 million, an increase in interest expense of $42.5 million, an increase in the provision for losses of $16.8 million and increases in other variable operating expenses associated with growth in loans originated and serviced.

Salaries, Wages and Benefits. Salaries, wages and benefits increased 48.1% from $79.5 million for the nine months ended September 30, 2003 to $117.8 million for the comparable period in 2004. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. The total number of employees increased by 29.9% from 1,890 at September 30, 2003 to 2,455 at September 30, 2004. The commission and bonus expense increased by 37.0% from $46.4 million for the nine months ended September 30, 2003 to $63.6 million for the comparable period in 2004.

Interest Expense. Interest expense represents the interest incurred on all outstanding debt and securitization bond financing, as well as the amortization of bond issue costs on the securitization bond financing and other costs associated with accessing our credit facilities. Interest expense increased 97.4% from $43.6 million for the nine months ended September 30, 2003, to $86.1 million for the comparable period in 2004. Our average outstanding borrowings, increased from $2.0 billion to $4.2 billion consistent with the increase in the average inventory of loans. For the nine months ended September 30, 2003 and September 30, 2004, interest expense of $43.6 million and $86.1 million, respectively, was recognized on the warehouse debt and securitization bond financing. Growth in interest expense from higher balances and higher interest rates was partially offset by a greater portion of lower cost floating rate debt in securitizations.

Occupancy. Occupancy expense increased 57.9% from $8.4 million for the nine months ended September 30, 2003 to $13.3 million for the comparable period in 2004. The increase resulted from growth in the total number of office sites leased from 41 at September 30, 2003 to 54 at September 30, 2004 due to our penetration in new geographic markets, as well as an increase in square footage in some existing sites.

Provision for Losses. Provision for losses increased 73.3% from $22.9 million for the nine months ended September 30, 2003 to $39.7 million for the comparable period in 2004. The increases in our provisions for losses were as follows: provision for losses on loans held for investment of $22.4 million, and provision for real estate owned of $857,000, offset by decreases in our market reserve on loans held for sale of $5.9 million, our provision for repurchases of $275,000 and in the net losses on real estate owned of $323,000. The increase in our provision for losses on loans held for investment results from the increase in our securitized loan balance from $1.6 billion at September 30, 2003 to $4.0 billion at September 30, 2004. The decrease in our market reserve on loans held for sale results from a decrease in delinquencies at September 30, 2004 compared to September 30, 2003 slightly offset by an increase in the loans held for sale balance. The decrease in our provision for repurchases results from a refinement to our reserve methodology to better incorporate estimated losses on loans sold, based upon historical data, for which no repurchase request has yet been received.

Depreciation and Amortization. Depreciation and amortization increased 107.4% from $3.3 million for the nine months ended September 30, 2003 to $6.9 million for the comparable period in 2004. The increase results from our investment in technology and infrastructure resulting from the increase in the number of employees and offices during the nine months ended September 30, 2004 as compared to the comparable period in 2003.

General and Administrative. General and administrative expenses increased 44.7% from $29.0 million for the nine months ended September 30, 2003 to $42.0 million for the comparable period in 2004. This increase resulted from an increase in loan origination volume, an increase in our servicing portfolio, an increase in our number of leased locations and an increase in the number of employees as compared to 2003. Loan originations increased 60.3% from $5.6 billion for the nine months ended September 30, 2003 to $9.0 billion in the comparable period of 2004. Our servicing portfolio increased 85.1% from $3.3 billion at September 30, 2003 to $6.1 billion at September 30, 2004. Our leased locations increased 31.7% from 41 at September 30, 2003 to 54 at September 30, 2004. Additionally, the total number of employees increased by 29.9% from 1,890 at September 30, 2003 to 2,455 at September 30, 2004.

Income Taxes. Income taxes increased 30.9% from $46.7 million for the nine months ended September 30, 2003 to $61.1 million for the comparable period in 2004. This increase was a result of a 32.7% increase in income before taxes from the nine months ended September 30, 2003 to the comparable period in 2004. Our effective tax rate for the nine months ended September 30, 2004 was 39.4%. The two major components of our effective tax rate are the federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. As our operations and profits have expanded in various states, it has created changes in our effective tax rate depending upon each particular state’s tax structure and rate.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2004

Executive Summary

•	Net income was $35.9 million, or $1.66 per diluted share, an increase of 21.8% from the prior year.

•	This was driven by a 46% growth in origination volume, to $3.2 billion, and an 85% growth in our serviced loans to $6.1 billion.

•	Growth was achieved by increasing offices by 13 locations, and penetrating new and existing markets through 565 new employees.

•	Whole loan sales of $2.3 billion resulted in gains recorded of $78.0 million, representing an average premium of 3.5%, versus 4.2% in 2003.

•	Origination costs net of points and fees remained consistent at 1.9% in the three months ended September 30, 2003 compared to the same period in 2004.

•	Credit quality as measured by lower delinquency and loss level percentages improved over the prior year.

Revenues

Total Revenues. Total revenues increased 53.2% from $116.2 million for the three months ended September 30, 2003 to $178.1 million for the comparable period in 2004. This increase was due to increases in interest income of $49.6 million and gain on sale of loans of $12.8 million.

Interest Income. Interest income represents the interest earned on our mortgage loans held for sale and for securitization during the period prior to their sale or securitization, interest earned on securitized loans subject to portfolio-based accounting, prepayment penalty income from the on balance sheet portfolio, the fair value hedge accounting realized and unrealized gain (loss) on derivatives purchased to manage our interest rate risk associated with securitized loans, net of the related fair value basis adjustments recorded due to the use of hedge accounting and, to a lesser extent, interest accreted on our mortgage-related securities. We do not accrue interest for mortgage loans that are 90 days or more delinquent. Interest income increased 103.7% from $47.9 million for the three months ended September 30, 2003 to $97.5 million for the comparable period in 2004. Our average inventory of mortgage loans increased from $2.5 million to $5.3 million for the three months ended September 30, 2003 and for the comparable period in 2004, as we increased loan production volume and completed quarterly securitizations that are accounted for as financings. Growth in interest income from higher balances was partially offset by a decrease in weighted average interest rate due to a more competitive environment.

The table below is a summary of net interest margin components:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2004
	Average Balance	Amount	Rate	Average Balance	Amount	Rate
	(dollars in thousands)
Warehouse
Interest income	1,511,042	$28,670	7.59%	2,341,145	$42,734	7.30%
Interest expense	1,419,530	(9,602)	2.71%	2,236,885	(17,481)	3.13%

Spread		19,068	4.88%		25,253	4.17%
Securitizations
Interest income	986,392	$19,200	7.79%	2,926,034	$54,758	7.49%
Interest expense	963,554	(7,015)	2.91%	2,832,335	(19,634)	2.77%

Spread		12,185	4.88%		35,124	4.72%
Net Interest Margin	2,497,434	$31,253	5.01%	5,267,179	$60,377	4.59%

Gain on Sale of Loans. Total gain on sale of loans increased 19.6% from $65.2 million for the three months ended September 30, 2003 to $78.0 million for the comparable period in 2004.

The components of the gain on sale of loans are illustrated in the following table:

	Three Months Ended September 30,
	2003	2004
	(dollars in thousands)
Gain on whole loan sales	$64,983	$79,796
Provision for premium recapture	(776)	(1,146)
Net gain (loss) on derivatives	1,709	822

Net origination points and fees	9,622	9,938
Direct loan origination expenses	(10,301)	(11,417)

Gain on sale of loans	$65,237	$77,993

Gain on whole loan sales increased 22.8% from $65.0 million for the three months ended September 30, 2003 to $79.8 million for the comparable period in 2004 due to higher sales volume in 2004. Total whole loan sales increased 45.8% from $1.6 billion for the three months ended September 30, 2003 to $2.3 billion for the comparable period in 2004. This increase was due to an increase in loan originations of 45.6% from $2.2 billion for the three months ended September 30, 2003 to $3.2 billion in the comparable period of 2004, offset by $1.0 billion, which were securitized during the three months ended September 30, 2004. The average whole loan sales premium, net of gains (losses) on related derivatives, was 4.2% for the three months ended September 30, 2003 and 3.5% for the comparable period in 2004. These lower gains resulted primarily from lower interest rate margins reflecting stiff price competition in the non-prime mortgage origination market. Our top ten loan purchasers during the three months ended September 30, 2004, were as follows in descending order: Morgan Stanley Mortgage Capital Inc., HSBC Mortgage Services, Credit-Based Asset Servicing and Securitization LLC (C-BASS), Sovereign Bank, Wintergroup, Lehman Brothers Bank, FSB, Saxon, Equity One, Countrywide Home Loans, Inc. and Franklin Credit.

The components of our net profit margin on whole loan sales are illustrated in the following table:

	Three Months Ended September 30,
	2003	2004
Gain on whole loan sales (1)(2)	4.1%	3.5%
Net gain (loss) on derivatives (2)	0.1%	0.0%

Net gain on whole loan sales (1)(2)	4.2%	3.5%

Net origination points and fees	0.6%	0.5%
Loan origination expenses	(2.5%)	(2.4%)

Net cost to originate (3)	(1.9%)	(1.9%)

Net profit margin on whole loan sales	2.3%	1.6%

(1)	Excludes the provision for premium recapture.
(2)	The percentages hereon are calculated based upon the respective amounts presented in the table above divided by our total whole loan sales of $1.6 billion and $2.3 billion for the three months ended September 30, 2003 and 2004, respectively.
(3)	Net cost to originate loans is defined as total operating expenses (total expenses less interest expense and provision for losses), less allocated loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. This total is divided by total originations of $2.2 billion and $3.2 billion for the three months ended September 30, 2003 and 2004, respectively.

Provision for premium recapture represents our estimate of the potential refunds of premium received on loan sales during the period based upon our historical experience. Provision for premium recapture increased 47.7% from $776,000 for the three months ended September 30, 2003 to $1.1 million for the comparable period in 2004. This increase results from the increase in whole loan sales of 45.8% from $1.6 billion for the three months ended September 30, 2003 to $2.3 billion for the comparable period in 2004.

Net gain (loss) on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage our interest rate risk associated with our mortgage loans held for sale from the time of funding commitment to sale commitment, net of the related fair value basis adjustments recorded due to the use of hedge accounting. We enter into these transactions to offset fluctuations in interest rates that affect our premiums earned on the sale of these loans. The net gain on derivatives decreased 51.9% from $1.7 million for the three months ended September 30, 2003 to $822,000 for the comparable period in 2004. This decrease results from less of an increase in overall market interest rates during the three months ended September 30, 2004 as compared to the comparable period in 2003.

Net origination points and fees represent the revenue earned from the origination of mortgage loans held for sale, net of broker rebates paid, which are deferred and recognized in the consolidated statement of operations when the related loans are sold. Net origination points and fees increased from $9.6 million for the three months ended September 30, 2003 to $9.9 million for the comparable period in 2004. This increase results from a 45.8% increase in whole loan sales offset by an increase in broker fees paid per loan for the three months ended September 30, 2004 as compared to the comparable period in 2003.

Direct loan origination expenses represent the costs incurred to originate mortgage loans held for sale that are deferred and recognized in the consolidated statement of operations when the related loans are sold. Direct loan origination expenses increased from $10.3 million for the three months ended September 30, 2003 to $11.4 million for the comparable period in 2004. The increase results from the 45.8% increase in whole loan sales offset by a decrease in our standard origination expense per loan for the three months ended September 30, 2004, as compared to the comparable period in 2003. The decrease in our standard origination expense per loan results from the increase in production and greater efficiency.

Loan Servicing Income. Loan servicing income represents all contractual and ancillary servicing revenue for loans we service for others, net of subservicing costs, certain of our own servicing costs and amortization of mortgage servicing rights. Subservicing costs are the amounts we pay to others to service loans on our behalf. Loan servicing income remained relatively flat at $2.0 million for the three months ended September 2003 and the comparable period in 2004.

Net Gain on Mortgage-Related Securities and Derivatives. Net gain on mortgage-related securities and derivatives decreased 70.6% from $1.1 million for the three months ended September 30, 2003 to $309,000 for the comparable period in 2004.

Net gain on mortgage-related securities decreased 67.3% from $1.4 million for the three months ended September 30, 2003 to $457,000 for the comparable period in 2004. This gain represents the increase in fair value of the residual income from these securities. This increase for both years was due to declining interest rates and stronger cash flow received than anticipated, primarily from lower losses.

Net loss on derivatives represents the realized and unrealized loss on the derivatives purchased to manage the interest rate risk associated with our mortgage-related securities. The risk arises because the cash we receive from our mortgage-related securities is dependent on the difference between the interest rates on the underlying loans and the yield payable to the senior security holders, or payable to the purchaser of the loans in the case of a sale with retained interests. The majority of the loans underlying our mortgage-related securities have interest rates which are fixed for the first two or three years, while the yield payable to the senior interests or purchaser changes monthly based upon short-term LIBOR. Net loss on derivatives decreased 57.5% from $348,000 for the three months ended September 30, 2003, to $148,000 for the comparable period in 2004 due to an increase in overall market interest rates which was partially offset by a lower mortgage related securities balance during the three months ended September 30, 2004 as compared to the comparable period in 2003.

Expenses

Total Expenses. Total expenses increased 75.4% from $67.2 million for the three months ended September 30, 2003 to $117.8 million for the comparable period in 2004. The increase was the result of higher salaries, wages, and benefits expense of $14.0 million, an increase in interest expense of $20.5 million, an increase in the provision for losses of $7.9 million and increases in other variable operating expenses associated with growth in loans originated and serviced.

Salaries, Wages and Benefits. Salaries, wages and benefits increased 48.7% from $28.7 million for the three months ended September 30, 2003 to $42.7 million for the comparable period in 2004. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. The total number of employees increased by 31.7% from 1,890 at September 30, 2003 to 2,455 at September 30, 2004. Commission and bonus expense increased by 33.0% from $17.6 million for the three months ended September 30, 2003 to $23.4 million for the comparable period in 2004.

Interest Expense. Interest expense represents the interest incurred on all outstanding debt and securitization bond financing, as well as the amortization of bond issue costs on the securitization bond financing and other costs associated with accessing our credit facilities. Interest expense increased 123.4% from $16.6 million for the three months ended September 30, 2003, to $37.1 million for the comparable period in 2004. Our average outstanding borrowings increased from $2.5 billion to $5.3 billion consistent with the increase in the average inventory of loans. Growth in interest expense from higher balances and higher interest rates was partially offset by a greater portion of lower cost floating rate debt in securitizations.

Occupancy. Occupancy expense increased 39.5% from $3.4 million for the three months ended September 30, 2003 to $4.8 million for the comparable period in 2004. The increase resulted from growth in the total number of office sites leased from 41 at September 30, 2003 to 54 at September 30, 2004 due to our penetration in new geographic markets, as well as an increase in square footage in some existing sites.

Provision for Losses. Provision for losses increased 120.5% from $6.5 million for the three months ended September 30, 2003 to $14.4 million for the comparable period in 2004. The increases in our provisions for losses were as follows: provision for losses on loans held for investment of $7.5 million, provision for real estate owned of $730,000, provision for repurchases of $1.1 million and in the net losses on real estate owned of $310,000 offset by decreases in our market reserve on loans of $1.7 million. The increase in our provision for losses on loans held for investment results from the increase in our securitized loan balance from $1.6 billion at September 30, 2003 to $4.0 billion at September 30, 2004 and higher severity assumptions. The increase in our reserves for repurchases results from a refinement to our reserve methodology to better incorporate estimated losses on loans sold, based upon historical data, for which no repurchase request has yet been received. The decrease in our market reserve on loans results from a decrease in delinquencies at September 30, 2004 compared to September 30, 2003 slightly offset by an increase in the loans held for sale balance and higher severity assumptions.

Depreciation and Amortization. Depreciation and amortization increased 131.0% from $1.3 million for the three months ended September 30, 2003 to $2.9 million for the comparable period in 2004. The increase results from our investment in technology and infrastructure resulting from the increase in the number of employees and offices during the three months ended September 30, 2004 as compared to the comparable period in 2003.

General and Administrative. General and administrative expenses increased 49.9% from $10.6 million for the three months ended September 30, 2003 to $15.9 million for the comparable period in 2004. This increase resulted from an increase in loan origination volume, an increase in our servicing portfolio, an increase in our number of leased locations and an increase in the number of employees as compared to 2003. Loan originations increased 45.6% from $2.2 billion for the three months ended September 30, 2003 to $3.2 billion in the comparable period of 2004. Our servicing portfolio increased 85.1% from $3.3 billion at September 30, 2003 to $6.1 billion at September 30, 2004. Our leased locations increased 31.7% from 41 at September 30, 2003 to 54 at September 30, 2004. Additionally, the total number of employees increased by 29.9% from 1,890 at September 30, 2003 to 2,455 at September 30, 2004.

Income Taxes. Income taxes increased 18.3% from $19.6 million for the three months ended September 30, 2003 to $23.2 million for the comparable period in 2004. This increase was a result of a 22.8% increase in income before taxes from the three months ended September 30, 2003 to the comparable period in 2004. Our effective tax rate for the three months ended September 30, 2004 was 38.6%. This rate reflects a cumulative year-to-date adjustment of the effective rate from 40.0% to 39.2%. Most of the change in effective rate relates to preferred stock dividends paid to external parties. The two major components of our effective tax rate are the federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. As our operations and profits have expanded in various states, it has created changes in our effective tax rate depending upon each particular state’s tax structure and rate.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of REIT

REIT was formed on May 4, 2004 as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets.

All of the outstanding common shares of beneficial interest of REIT are held by AHL, which in turn is a wholly owned subsidiary of Accredited Home Lenders Holding Co. The shares were issued in exchange for a receivable, which was collected on June 4, 2004.

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

On May 10, 11 and 12, 2004, AHL contributed to REIT mortgage loans with an aggregate principal balance of $707.5 million and an aggregate outstanding credit facility balance of $707.5 million. Additionally, AHL contributed to REIT deferred origination costs of $480,000, accrued interest income of $889,000 and market reserve on loans of $4.7 million related to the contributed loans, as well as cash of $26.0 million, resulting in additional paid in capital to REIT of $22.7 million.

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

The $26.0 million in cash contributed to REIT by AHL was used to pay off the outstanding credit facility balance on the $22.3 million of loans held as over-collateralization by the securitization, purchase interest rate caps held in the securitization, and pay underwriter fees and other costs associated with closing the securitization on May 26, 2004.

In June 2004, AHL transferred the retained interests from the Accredited Mortgage Loan Trust 2002-1 and 2002-2 securitizations to REIT as a contribution of $422.9 million of principal balance of securitized loans and related amounts that resulted in additional paid in capital of $14.5 million.

On August 12, 2004, AHL contributed to REIT mortgage loans with an aggregate principal balance of $1.0 billion and related amounts that resulted in additional paid in capital to REIT of $4.4 million.

On August 26, 2004, REIT completed the Accredited Mortgage Loan Trust 2004-3 securitization of $1.0 billion of mortgage loans, of which $17.4 million represented upfront over-collateralization (which is the excess of the aggregate principal balance of the securitized mortgage loans over the outstanding principal balance of the related securitization notes). Pursuant to the securitization, twenty-five classes of notes were issued totaling $994.8 million. REIT obtained the retained interest in that transaction as a result. The classes of notes were issued as follows:

Class	Original Note Principal Balance	Interest Rate	Ratings S&P/Moody’s/Fitch	Final Stated Maturity Date
1A1	$69,191,000	2.90%	AAA/Aaa/AAA	October 25, 2034
1A2	$18,358,000	3.44%	AAA/Aaa/AAA	October 25, 2034
1A3	$48,158,000	3.92%	AAA/Aaa/AAA	October 25, 2034
1A4	$24,083,000	4.94%	AAA/Aaa/AAA	October 25, 2034
1A5	$31,020,000	5.25%	AAA/Aaa/AAA	October 25, 2034
1A6	$21,201,000	4.75%	AAA/Aaa/AAA	October 25, 2034
1M1	$9,832,000	5.25%	AA+/Aa2/AA	October 25, 2034
1M2	$7,989,000	5.25%	A+/A2/A+	October 25, 2034
1M3	$6,514,000	5.25%	BBB+/Baa2/BBB+	October 25, 2034
1M4	$2,458,000	5.25%	BBB/Baa3/BBB	October 25, 2034
1B6	$1,844,000	5.25%	BBB/NR/BBB-	October 25, 2034
2A1	$310,058,000	1 Month LIBOR + 0.30%	AAA/Aaa/AAA	October 25, 2034
2A2	$42,914,000	1 Month LIBOR + 0.60%	AAA/Aaa/AAA	October 25, 2034
2A3	$120,165,000	1 Month LIBOR + 0.17%	AAA/Aaa/AAA	October 25, 2034
2A4	$108,390,000	1 Month LIBOR + 0.35%	AAA/Aaa/AAA	October 25, 2034
2A5	$48,867,000	1 Month LIBOR + 0.54%	AAA/Aaa/AAA	October 25, 2034
2A6	$22,993,000	1 Month LIBOR + 0.58%	AAA/Aa1/AA+	October 25, 2034
2M1	$21,077,000	1 Month LIBOR + 0.60%	AA+/Aa2/AA+	October 25, 2034
2M2	$12,263,000	1 Month LIBOR + 0.65%	AA/Aa3/AA	October 25, 2034
2M3	$19,161,000	1 Month LIBOR + 1.12%	A+/A2/A+	October 25, 2034
2M4	$9,964,000	1 Month LIBOR + 1.35%	A/A3/A	October 25, 2034
2M5	$7,664,000	1 Month LIBOR + 1.80%	A-/Baa1/A-	October 25, 2034
2M6	$7,664,000	1 Month LIBOR + 1.90%	BBB+/Baa2/BBB+	October 25, 2034
2M7	$7,665,000	1 Month LIBOR + 2.50%	BBB/Baa3/BBB	October 25, 2034
2B6	$15,328,000	1 Month LIBOR + 2.50%	BBB/NR/BBB-	October 25, 2034

In September 2004, AHL transferred the retained interests from the Accredited Mortgage Loan Trust 2003-1 and 2003-2 securitizations to REIT as a contribution of $491.9 million of principal balance of securitized loans and related amounts that resulted in additional paid in capital of $17.2 million. As of September 30, 2004, this increased the total securitized loan balance of REIT to $2.5 billion. In addition, AHL intends to contribute the net loans held for future securitization at September 30, 2004 of $681.5 million to REIT for a fourth quarter 2004 securitization. AHL also intends to contribute in the future additional retained interests in mortgage pools already securitized by it to REIT, as well as contributing additional loans to REIT for future securitizations.

In August 2004, REIT completed a public offering of 3,400,000 Series A Preferred Shares, and in September 2004 sold an additional 100,000 Series A Preferred Shares pursuant to the exercise of the underwriters’ over-allotment option. The sale of the 3,500,000 Series A Preferred Shares resulted in gross proceeds of $87.5 million to REIT.

In October 2004, REIT closed the public offering of 593,678 additional Series A Preferred Shares. The sale resulted in an additional $15.0 million of gross proceeds to REIT.

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

Our liquidity strategy is to maintain sufficient and diversified warehouse credit facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to maintain the ability to execute our own securitizations. This provides us the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate. During the nine months ended September 30, 2003 and 2004, we had negative operating cash flows of approximately $137.3 million and $139.9 million, respectively, which resulted from more new loan originations than sales and securitizations. More specifically, during the nine months ended September 30, 2003 and 2004, we used approximately $4.5 billion and $6.1 billion, respectively, of cash for new loan originations and purchases offset by cash proceeds from the sale of loans of $4.2 billion and $5.8 billion, respectively. In total, there was an increase in cash and cash equivalents during the nine months ended September 30, 2003 and 2004.

We use our various warehouse credit facilities to finance the actual funding of our loan originations. We generally sell or securitize our mortgage loans within three or four months of origination and pay down the warehouse credit facilities with the proceeds. At September 30, 2004, we had voluntary and recoverable warehouse line paydowns of $87.1 million that increased our warehouse line availability by a corresponding amount. These voluntary and recoverable warehouse line paydowns, which represent the excess of mortgage loan collateral pledged over the amount borrowed under our credit facilities, of $87.1 million plus cash of $73.5 million brought our total liquidity to $160.6 million at September 30, 2004. The majority of our current warehouse credit facilities are committed lines, which means that the lender is obligated to fund up to the committed amount subject to our meeting various financial and other covenants. One of our warehouse lines is, and in the future some may be, uncommitted, which means that the lender may fund the uncommitted amount at its discretion. The majority of our current warehouse credit facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documents. Our warehouse facilities generally have a one-year term.

Except as otherwise noted below, all of our warehouse credit facilities accrue interest at a rate based upon one-month LIBOR plus a specified spread and as of November 8, 2004 have other material terms and features as follows:

(in millions) Warehouse Lender	Inception Date	Committed Amount	Uncommitted Amount	Total Facility Amount	Portion Available for Wet Funding	Expiration Date
Lehman Brothers Bank, FSB and Affiliate	1997	$500	$—	$500	$110	July 30, 2005
Residential Funding Corporation	1999	$300	$—	$300	$150	January 31, 2005
Morgan Stanley Mortgage Capital Inc.	2001	$650	$—	$650	$100	May 27, 2005
HSBC Mortgage Services	2001	$40	$—	$40	$40	August 31, 2005
CDC Mortgage Capital, Inc.	2002	$450	$150	$600	$180	November 7, 2005
Credit Suisse First Boston Mortgage Capital LLC	2002	$350	$150	$500	$140	November 30, 2004
Goldman Sachs Mortgage Company	2003	$600	$—	$600	$120	April 20, 2005
Merrill Lynch Mortgage Company	2003	$500	$—	$500	$200	October 7, 2005

Total		$3,390	$300	$3,690	$1,040

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

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Securitization bond financing	$3,277,732	$177,753	$1,929,029	$892,243	$278,707
Warehouse and residual interest credit facilities	2,411,415	2,411,415	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	33,511	2,402	16,836	12,531	1,742
Purchase obligations	—	—	—	—	—

Total	$5,722,658	$2,591,570	$1,945,865	$904,774	$280,449

Off-Balance Sheet Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our borrowers. These financial instruments primarily represent commitments to individual borrowers to fund their loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the statement of financial position. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various terms and conditions. These commitments totaled $177.3 million and $404.1 million as of December 31, 2003 and September 30, 2004, respectively.

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

We are in the business of originating, selling and, to a lesser extent, securitizing and servicing non-prime mortgage loans. Non-prime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them until we sell them and we continue to bear the risk of delinquency and default after we securitize loans or sell loans with a retained interest. Loans that become delinquent prior to sale or securitization may become unsaleable or saleable only at a discount, and the longer we hold loans prior to sale or securitization, the greater the chance we will bear the costs associated with the loans’ delinquency. Factors that may increase the time held prior to sale or securitization include the time required to accumulate loans for securitizations or sales of large pools of loans, the amount and timing of third-party due diligence in connection with sales or securitizations, and defects in the loans.

We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if an early payment default occurs on the loan after sale, or in any sale or securitization if the loan materially violates our representations or warranties. At September 30, 2004, mortgage loans held for sale included approximately $12.6 million of loans repurchased. Our total provision for losses was $39.7 million for the nine months ended September 30, 2004. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate (including loans in foreclosure and converted into real estate owned) for our servicing portfolio was 1.5% at September 30, 2004. Historically, our delinquency rate has increased, and may increase in the future, as the mortgage loans in our portfolio age.

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

The intense competition in the non-prime mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail and wholesale structure and information and technology systems to compete effectively. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could significantly harm our business, financial condition, liquidity and results of operations. In addition, we rely on software and other technology-based programs to gather and analyze competitive and other data from the marketplace. Problems with our technology or inability to implement technological changes may, therefore, result in delayed detection of market trends and conditions.

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

•

The cost of financing our mortgage loans prior to sale or securitization is based primarily upon the London Inter-Bank Offered Rate (“LIBOR”). The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first two or three years. If LIBOR increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 2.5% for the nine months ended September 30, 2004.

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

Our business may be significantly harmed by a natural disaster or slowdown in the economy of California, where we conduct a significant amount of business.

A significant portion of the mortgage loans we have originated, purchased or serviced has been secured by properties in California. For the nine months ended September 30, 2004, approximately 29% of the unpaid principal balance of the loans we originated were collateralized by properties located in California. As of September 30, 2004, approximately 33% of the unpaid principal balance of loans we serviced were collateralized by properties located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties in this state. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of loans held for sale and mortgage-related securities, as reflected in the Interest Rate Simulation Sensitivity Analysis in the section entitled “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.” We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will not have offsetting gains or losses in loan values after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed transactions, or inaccurate assumptions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. See “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Newly Issued Accounting Pronouncements” and “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.”

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

As of September 30, 2004, we financed substantially all of our loans through eight separate warehouse lenders. Each of these facilities is cancelable by the lender for cause at any time and at least one is cancelable at any time without cause. These facilities generally have a renewable, one-year term. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, or if the lenders do not honor their commitments for any reason, we will have to curtail our loan origination activities. This would result in decreased revenues and profits from loan sales.

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

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2002, we had approximately 1,294 employees and by September 30, 2004, we had more than 2,455 employees. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales, servicing and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, provide status updates instantly and other customer-expected conveniences that are cost-efficient to our business. In addition, competition and increasing regulation may increase our reliance on technology as a means to improve efficiency. Implementing this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive or our business will be significantly harmed.

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease.

A significant majority of our originations of mortgage loans comes from independent brokers. During the nine months ended September 30, 2004, 91.0% of our loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

We may not be able to continue to sell and securitize our mortgage loans on terms and conditions that are profitable to us.

A substantial portion of our revenues come from the gain on sale generated by sales of pools of our mortgage loans as whole loans. We make whole loan sales to a limited number of institutional purchasers, some of which may be frequent, repeat purchasers, and others of which may make only one or a few purchases from us. We cannot assure you that we will continue to have purchasers for our loans on terms and conditions that will be profitable to us. Also, even though our mortgage loans are generally marketable to multiple purchasers, certain loans may be marketable to only one or a few purchasers, thereby increasing the risk that we may be unable to sell such loans at a profit.

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

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the securitized loans we serviced during the nine months ended September 30, 2004, 27.5% (annualized) were prepaid. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

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

In addition, recently-enacted and changed laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and stock exchange rules, are creating uncertainties for companies like ours. These new or changed laws, regulations and standards are subject to varying interpretations due, in many cases, to their lack of specificity. As their applications evolve over time and new guidance is provided by regulatory and governing bodies, we may incur higher costs of compliance, resulting from ongoing revisions to our disclosure and governance practices.

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

We have generally avoided and will continue to avoid originating “high cost” loans because the rating agencies generally will not rate securities backed by such loans and the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. The continued enactment of these laws, rules and regulations may prevent us from making certain loans that we would otherwise make, may cause us to cease operations in certain jurisdictions altogether and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for non-prime loans, making it difficult to fund, sell or securitize any of our loans. If we decide to relax our restrictions on loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business, as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could significantly harm our business, financial condition, liquidity and results of operations.

Risks Related to Our Capital Structure

Our guarantee of the Series A preferred shares of the REIT is superior to claims of our common stockholders.

Our guarantee of payments on the Series A preferred shares of the REIT ranks behind all of our existing and future indebtedness but ahead of our common stock. As a result, upon any distribution to our creditors in a bankruptcy, liquidation or reorganization or similar proceeding, the holders of the Series A preferred shares will be entitled to be paid in full under the guarantee before any payment may be made to holders of our common stock.

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

REIT was organized to qualify for taxation as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). REIT has conducted, and intends to continue to conduct, its operations so as to qualify as a real estate investment trust. Qualification as a real estate investment trust involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involves the determination of various factual matters and circumstances not entirely within REIT’s control. For instance, in order to qualify as a real estate investment trust, no more than 50% of the value of the outstanding shares of beneficial interest of REIT may be beneficially owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) (the “Ownership Test”). Furthermore, each year REIT must distribute to its shareholders at least 90% of REIT’s taxable income (the “Annual Distribution Requirements”). We cannot assure you that REIT will at all times satisfy these rules and tests.

If REIT were to fail to qualify as a real estate investment trust in any taxable year, as a result of a determination that we failed to meet the Ownership Test, the Annual Distribution Requirement or otherwise, REIT would be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, REIT would also be disqualified from treatment as a real estate investment trust for the four taxable years following the year during which the qualification is lost. This treatment would reduce REIT’s net earnings and cash flow available for distribution to shareholders, including to us as holder of REIT’s common shares, because of its additional tax liability for the years involved. Additionally, distributions to shareholders would no longer be required to be made by REIT. Accordingly, REIT’s failure to qualify as a real estate investment trust could have a material adverse impact on our financial results and the value of the common stock held by our stockholders.

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

For example, our board of directors is divided into three classes. The term of the first class expires at the 2004 annual meeting of stockholders, the term of the second class expires in 2007, and the term of the third class expires in 2006. At each annual meeting of stockholders, the terms of approximately one-third of the directors will expire, and new directors will be elected to serve for three years. It will take at least two annual meetings to effect a change in control of our board of directors because a majority of the directors cannot be elected at a single meeting, which may discourage hostile takeover bids.

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

As of September 30, 2004:

	+50 bp	+100 bp	-50 bp	-100 bp
Change in fair value of mortgage loans committed and held for sale	$(18,904,370)	$(37,487,949)	$19,234,680	$38,811,147
Change in fair value of derivatives related to mortgage loans committed and held for sale	16,105,000	32,190,000	(16,135,000)	(32,290,000)
Change in fair value of mortgage-related securities and securitized loans subject to portfolio-based accounting	(22,922,903)	(44,989,777)	22,603,062	45,960,450
Change in fair value of derivatives related to mortgage-related securities and securitized loans subject to portfolio-based accounting	19,330,760	39,315,613	(18,694,029)	(37,142,314)

Net change	$(6,391,513)	$(10,972,113)	$7,008,713	$15,339,283

As of December 31, 2003:

	+50 bp	+100 bp	-50 bp	-100 bp
Change in fair value of mortgage loans committed and held for sale	$(10,333,912)	$(20,478,367)	$10,529,354	$21,260,736
Change in fair value of derivatives related to mortgage loans committed and held for sale	8,377,246	16,704,493	(8,357,246)	(16,764,493)
Change in fair value of mortgage-related securities and securitized loans subject to portfolio-based accounting	(13,346,147)	(26,423,265)	13,610,605	27,483,096
Change in fair value of derivatives related to mortgage-related securities and securitized loans subject to portfolio-based accounting	12,073,917	24,269,267	(11,954,583)	(23,796,201)

Net change	$(3,228,896)	$(5,927,872)	$3,828,130	$8,183,138

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-earning assets and supporting funds.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There was no change in our internal control over financial reporting during the nine months ended September 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In December 2002, the Company was served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act and the consumer protection statutes of the other states in which the Company does business. The complaint alleges that the Company has a practice of misrepresenting and inflating the amount of fees Accredited pays to third parties in connection with the residential mortgage loans the Company funds. Plaintiffs claim to represent a nationwide class consisting of all other persons similarly situated, that is, all persons who paid money to the Company to pay, or reimburse the Company’s payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. Plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court deems just and proper. The Company filed an answer to the complaint on January 17, 2003, and a hearing on the motion for class certification has been scheduled for December 21, 2004, but there has not yet been a ruling on the merits of either plaintiffs’ individual claims of the class. At the present time, the ultimate outcome of this matter and the amount of liability, if any, that may result is not determinable, and no amounts have been accrued in the Company’s financial statements with respect to this matter. The Company intends to vigorously defend this matter and does not believe it will have a material adverse effect on the Company’s business.

In January 2004, the Company was served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The complaint alleges that the Company violated California and federal law by misclassifying the plaintiff, formerly a commissioned loan officer for the Company, as an exempt employee and failing to pay the plaintiff on an hourly basis and for overtime worked. The plaintiff seeks to recover, on behalf of himself and all of the Company’s other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. The Company has been served with eleven substantially similar complaints on behalf of other former and current employees of the Company, which eleven actions have been consolidated with the Yturralde action. In addition, under current California law, a private individual who is not a current or former employee of an employer may bring an action to enforce certain provisions of California law against that employer. Such a complaint regarding this matter has been filed and served upon the Company. In September 2004, the Company appealed the court’s denial of the Company’s motion to compel arbitration of the consolidated cases, and a resolution of that appeal is not expected before early 2006. In the meantime, discussions have resumed between the parties regarding potential mediation of the claims. The Company does not believe these matters will have a material adverse effect on its business, but, at the present time, the ultimate outcome of the litigation and the total amount of liability is not determinable. As a result, the Company has not accrued any amounts in its financial statements with respect to the litigation. However, the Company is pursuing settlements directly with current and former employees covered by the allegations of the complaints and, to date, the Company has effected settlements with many of these current and former employees. Accordingly, the Company has accrued amounts that are estimable in its financial statements for this group of current and former employees.

In June 2004, the Company was served with a class action complaint, Aslam v. Accredited Home Lenders, Inc., et al., brought in Cook County, Illinois. The complaint alleges that the purchase money, first priority mortgage loan the Company made to the plaintiff violated Illinois law because the loan, which had an interest rate in excess of 8%, included a prepayment charge and because the Company charged certain fees for the loan, which fees allegedly exceeded 3% of the original loan amount. The plaintiff seeks to recover, on behalf of himself and all other individuals to which the Company made loans with the same alleged violations, the damages allowed by statute, interest, costs and attorneys’ fees. The damages allowed by statute include actual economic damage and an amount equal to twice the total of all interest, discount and charges determined by the loan contract or paid by the obligor, whichever is greater. To the extent the plaintiff’s loan included any provisions or fees, which might otherwise violate Illinois law, the Company included those provisions or fees in plaintiff’s loan on the basis that federal law preempted Illinois law with respect to plaintiff’s loan. The Company’s position in this regard was consistent with prior case law and previously announced positions of the Illinois Attorney General and the Illinois Office of Banks and Real Estate. However, in a decision filed on March 31, 2004, in U.S. Bank, National Association, et al., v. Clark, et al., consolidated cases that involve alleged violations of Illinois law similar to those alleged against the Company, an Illinois appellate court held that federal preemption was not available for the non-purchase money, first priority mortgage loans involved in those cases. A petition for leave to appeal to the Supreme Court of Illinois has been filed in the Clark litigation, but, if the Clark decision is not reversed on appeal, the rationale by which the Clark court reached its decision may undermine the Company’s ability to rely on federal preemption with respect to the loans it made to the plaintiff and other Illinois residents. The Company does not believe the loan it made to the plaintiff violates Illinois law even if not preempted by federal law, and, in November 2004, the Aslam suit was settled for a nominal sum. This settlement was with the individual plaintiff, not on behalf of any class, and the potential liability to the Company represented by the Clark decision still exists. If one or more other Illinois residents were to successfully pursue a class action against the Company based on the Clark decision, the potential liability could materially and adversely affect the Company. At the present time, the likelihood of such a suit being brought, the ultimate outcome of any such suit and the amount of liability, if any, that might result is not determinable, and the Company has not accrued any amounts in its financial statements with respect to this potential liability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three month period ended September 30, 2004.

Item 5. Other Information

None.

Item 6. Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page Ex-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004

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