Form 10-K
period 2004-12-31
ACCREDITED HOME LENDERS HOLDING CO
filed 2005-04-01
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒ or No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒ or No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 was $410,435,755.

The number of outstanding shares of the registrant’s common stock as of March 4, 2005 was 21,640,596.

INCORPORATION BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2005 Annual Meeting of Stockholders, subsequent to the date hereof, are incorporated by reference into Parts II and III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2004. Financial statements required to be included in Item 8 contained in Part II of this Annual Report on Form 10-K are incorporated by reference therein from ITEM 8 of the Annual Report on Form 10-K for the year ended December 31, 2004 filed by Accredited Mortgage Loan REIT Trust filed with the Securities and Exchange Commission on March 30, 2004 (File No. 001-32276).

SERVICE MARKS AND TRADE NAMES

Accredited Home Lenders®, Home Funds Direct®, Axiom Financial Services® and their related logos are registered service marks, and FRONTDOORSM is a service mark, of Accredited Home Lenders, Inc., a wholly-owned subsidiary of the registrant.

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

The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	changes in demand for, or value of, mortgage loans due to the attributes of the loans we originate; the characteristics of our borrowers; and fluctuations in the real estate market, interest rates or the market in which we sell or securitize our loans;

•	the degree and nature of our competition;

•	a general deterioration in economic or political conditions;

•	our ability to protect and hedge our mortgage loan portfolio against adverse interest rate movements;

•	changes in government regulations that affect our ability to originate and service mortgage loans;

•	changes in the credit markets, which affect our ability to borrow money to originate mortgage loans;

•	our ability to employ and retain qualified employees; and

•	the other factors referenced in this report, including, without limitation, under the sections entitled “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “ITEM 1. Business—Risk Factors That May Affect Our Future Results.”

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

PART I

ITEM 1. Business

General Development of Our Business

We formed Accredited Home Lenders, Inc. as a California corporation in May 1990 under the name Preferred Home Lenders, Inc. We changed our name to MSK Financial Services, Inc. in July 1990, and to Accredited Home Lenders, Inc. in October 1995. In February 2003, we reorganized our company such that Accredited Home Lenders, Inc. became a wholly-owned operating subsidiary of Accredited Home Lenders Holding Co., a Delaware corporation. On February 14, 2003, Accredited Home Lenders Holding Co. completed its initial public offering and became listed on the NASDAQ National Market under the symbol “LEND.”

In May 2004, Accredited Home Lenders, Inc., formed a wholly-owned subsidiary, Accredited Mortgage Loan REIT Trust (the “REIT”), a Maryland real estate investment trust, for the purpose of acquiring, holding and managing real estate assets. Our intention is to hold all loans held for investment and related securitized bond financing activities in this trust. The REIT intends to elect to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the REIT will generally not be subject to federal or state income tax to the extent that it timely distributes its taxable income to its shareholders and satisfies the real estate investment trust requirements and certain asset, income and share ownership tests are met. In August 2004, the REIT completed a public offering of 3,400,000 9.75% Series A Perpetual Cumulative Preferred Shares (“Series A Preferred Shares”), and in September and October 2004 sold an additional 693,678 Series A Preferred Shares pursuant to the exercise of the underwriters’ over-allotment option and a reopening of the public offering.

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

In 2004, 90% and 10% of our loan originations were originated through our wholesale and retail channels, respectively. In 2004, approximately 9,300 brokers originated our wholesale loan originations. Prior to funding, each loan we originate is underwritten by our employees to confirm that the loan is priced commensurate with its risk as determined in accordance with our underwriting guidelines. We finance the origination of our loans under one of eight secured warehouse credit facilities. As of March 10, 2005, these facilities provided us with $4.0 billion of credit capacity.

We conduct an analysis to find and select the optimal loan disposition strategy. We have primarily disposed of our loans in whole loan sales and securitizations. In, 2002, we began using structures that require financing treatment rather than sale treatment for our securitizations. During 2004, 2003 and 2002, we completed four, three and two securitizations, totaling $3.3 billion, $1.2 billion and $0.7 billion, respectively, which were structured as financings. On all of the loans that we securitize or sell with retained interests, we retain the rights to service the loans.

We developed incentive programs, technology tools and business processes that reward performance and that we believe result in the optimal balance among these competing factors that are described below. Our incentive programs compensate our employees based upon one or more of these factors. Our technology tools, such as our Revenue Calculator and our profit and loss tools, provide the real-time information that an employee needs to estimate the employee’s compensation and simultaneously meet our overall loan quality and profitability goals. Our business processes incorporate cross-departmental review and feedback that are designed to assist each department in maximizing the quality and profitability of each loan originated. We have developed our incentive programs, technology tools and business processes over time, and we are constantly reviewing and updating them to meet our evolving needs. We believe that this business approach has contributed to our disciplined growth in both origination volume and profits.

Our Incentive Program

One of our most distinguishing characteristics is that our incentive structure rewards employees throughout our company based upon the criteria that best align each individual’s compensation with our overall objectives.

•	Loan Origination/Origination Support. Our profit and loss tools promptly allocate to our loan origination teams both profits from performing loans as well as prospective losses from problem loans and recaptured premiums from loans that paid off early. This allocation effects the personal compensation of our loan origination staff. In addition, production managers are compensated on their profit and volume achievements. Because the information can be accessed directly by all origination support personnel through our technology tools, they have an immediate understanding of the financial impact of their decisions and therefore are motivated to act in the manner that benefits themselves and our company.

•	Underwriting. Bonuses are paid to our underwriting staff based not only upon the number of loans closed per person, but also upon the number of loans we sell at a profit. Loans that do not sell at full or anticipated value or that must be repurchased, count against this measure. Therefore, underwriters are motivated to accurately describe, correctly grade, and approve only loans that can be sold within 120 days of origination and that generate profits for our company.

•	Capital Markets. Our capital markets staff is compensated based upon their successful execution of the disposition strategy for the mortgage loans that management has formulated for that month. In addition, they are compensated based upon their ability to sell loans that fall outside of the normal underwriting guidelines.

•	Servicing. Our servicing employees are compensated based upon low delinquency rates and loan loss rates, which motivates a proactive collections and liquidations approach.

•	Senior and Executive Management. Senior managers are compensated based upon our achievement of profit and other financial and operational goals set forth in an operating plan at the beginning of each year and approved by our board of directors. Our compensation committee is required to approve individual bonuses for certain senior managers based upon each manager’s contribution to our overall profitability.

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

Our Technology and Management Tools

Our technology department, in collaboration with our operations department, finance department and business intelligence department, has developed customized versions of commercially available software. Our suite of technology tools enables us to effectively achieve the goals that we have established for our employees individually and for our company as a whole. The principal technology tools that are integral to this effort are:

•	Revenue Calculator. The Revenue Calculator is our software tool that integrates pricing information from our actual loan sales with our loan origination operations. Our retail loan officer or wholesale account executive inputs information into the Revenue Calculator about the characteristics of the loan and the borrower, including the interest rate, prepayment penalty, fees, the loan-to-value ratio (“LTV”), and the credit score of the borrower. The Revenue Calculator provides each loan origination team with loan price information on a real-time basis. Our loan origination teams can modify various attributes of the loan they are originating to price for the risk we are taking. They can then immediately see how the value of the loan is increased or decreased from the point of view of the secondary market and likewise how their compensation for that loan will be increased or decreased. Each member of our origination team is focused on pricing for the risk we take and producing profitable loans. To maintain the accuracy of our Revenue Calculator, we update this loan pricing model at least monthly, and sometimes more often, based upon actual loan sales and input from loan purchasers.

•	Profit and Loss Tools. We have additional tools that measure the profitability of various operating units. The Profit Center Report system (“PCR”) provides comprehensive revenue and expense information for each operating unit, including a full allocation of corporate expenses. The Problem Loan Report system (“PLR”) generates reports that allocate losses on loans back to the team that originated such loans. These reports also show the profit and loss of every other team in that team’s division, the total division, every other division in our company and our company as a whole, allowing each unit to compare its performance to that of the other units. Each team’s operations and sales managers are also compensated on their team’s profitability and have a strong incentive and the necessary information to reduce expenses and increase the value of their loan production.

•	Origination Systems. We use a combination of vendor provided and in-house applications that we have configured for our use and are using in our workflow processes. These data systems combine all the information regarding a loan, flag any potential underwriting problems, enable documentation and electronic transmittal, facilitate the loan closing process, and populate our enterprise data warehouse. See “—Our Underwriting Process and Guidelines.”

We have designed these tools to enhance our compliance with laws, including laws regarding unfair loans or “predatory” lending. For example, our Revenue Calculator contains controls that are designed to eliminate economic incentives to our employees for structuring loans that are unfair to the borrower. As loan features are changed to increase the cost of the loan to the borrower, the impact of the changes on the value given to the loan by the Revenue Calculator decreases and in some cases is capped. This feature discourages our employees from originating loans that might be characterized as unfair or predatory. In addition, we have established limits on the total fees payable by the borrower to us and to our independent brokers, which have been incorporated into our loan origination systems. Accordingly, each member of the origination team is focused on originating loans that we believe are fair relative to the risk we assume and the benefit we seek to provide to our borrowers. We endeavor to input the laws, rules and regulations into our technology tools, thereby substantially reducing human error as a source of non-compliance. In addition, our loan underwriters are required to make a determination that each loan we originate is beneficial to the borrower.

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

Sharing information among our divisions gives each team the information it needs to optimize its performance. For example, our credit committee determines our underwriting guidelines and is composed of the Director of Capital Markets (who is responsible for loan disposition), the Director of Operations (who is responsible for underwriting and servicing, and maintaining underwriting guidelines) and the President and Chief Operating Officer (who is responsible for, among other things, loan production). Others invited to make contributions to these policies may include the Director of Corporate Underwriting, the Manager of the Inventory Control Unit (which deals with problem loans), and the Manager of Internal Audit and Quality Control. Our secondary marketing committee includes the Director of Operations, the Director of Capital Markets, the Secondary Marketing Manager, the Executive Vice President, as well as the Chief Financial Officer and Chief Executive Officer, to ensure that balance sheet considerations, secondary market considerations, loan performance objectives and marketing matters are all taken into account. These committees share information to optimize decisions, but the decisions are still made by functional managers.

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

Mortgage Loan Origination

We have been originating non-prime mortgage loans since 1990 and have been funding such loans since 1993. We originated $12.4 billion in mortgage loans in 2004 on a nationwide basis. In 2004, 90% and 10% of our loan originations were originated through our wholesale and retail channels, respectively. In 2004, our wholesale loan originations were originated through approximately 9,300 brokers. As of December 31, 2004 these independent brokers throughout the country work with 469 account executives in our 12 wholesale divisions. In 2004 and 2003 our top ten brokers represented in the aggregate less than 7% of our total loan origination volume. As of December 31, 2004 our retail channel originates mortgages through our 404 loan officers working in our 40 retail locations and generates leads primarily through telemarketing, direct mail and the Internet.

The following table summarizes information regarding our total loan originations during the years ended December 31:

	2004	2003	2002
Aggregate Loan Production(1)
Total volume (in thousands of dollars	$12,422,190	$7,958,309	$4,302,891
Average principal balance per loan	$136,997	$127,323	$122,106
Combined weighted average initial LTV	90.6%	89.1%	87.6%
Net cost to originate(2)	1.9%	2.1%	2.3%

Aggregate Loan Production by Borrower Purpose
Cash-out refinance, including debt consolidation	51.2%	52.4%	54.7%
Purchase	45.3%	38.5%	37.5%
Rate and/or term refinance	3.5%	9.1%	7.8%

Wholesale Loan Production (3)
Total volume (in thousands of dollars)	$11,217,528	$7,118,369	$3,900,186
Percentage of total originations	90.3%	89.4%	90.6%
Average principal balance per wholesale loan	$139,577	$128,727	$121,531
Average volume production per account executive (in thousands of dollars)	$26,666	$23,416	$18,617
Combined weighted average initial LTV	91.4%	89.7%	88.0%

Retail and Other Loan Production (3)
Total volume (in thousands of dollars)	$1,204,662	$838,869	$401,162
Percentage of total originations	9.7%	10.5%	9.3%
Average principal balance per retail loan	$116,878	$116,542	$128,908
Average volume production per loan officer (in thousands of dollars)	$3,650	$3,884	$3,371
Combined weighted average initial LTV(4)	83.4%	84.4%	83.2%

(1)	Represents wholesale originations, retail originations, and loans purchased from others.
(2)	Net cost to originate loans is defined as total operating expenses, less loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes.
(3)	Not inclusive of other loan originations, which represents loans funded that do not conform to standard investor guidelines.
(4)	Not inclusive of loans brokered to other lenders.

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

The mortgage brokers we work with identify borrowers and help them complete loan applications and obtain the necessary documentation. They act as our liaison with the borrower during the lending process. Our regional processing teams underwrite each application and determine the interest rate and other loan terms for acceptable applications. The regional processing team, following corporate underwriting approval, funds the loan with the help of one of our divisional documents and funding teams upon acceptance by the borrower and satisfaction of all conditions to the loan. By relying upon brokers to market our products and to assist the borrower throughout the loan application process, we can increase loan volume through the wholesale channel without increasing marketing, labor and other overhead costs associated with attracting new borrowers to the same extent as those we incur in connection with our retail loan production.

While account executives are the main sources for new brokers, new brokers also enter our wholesale network from other sources. A broker must provide business references, a current copy of the license under which the broker operates, a W-9 form and an executed mortgage originator agreement. Our broker administration unit screens brokers, prevents loans from proceeding in our loan origination systems for brokers whose licenses have expired, and prevents loans from funding if the broker has been disapproved.

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

We believe that one of the keys to our success is exceeding the expectations of our customers, whom we view as both brokers and borrowers for our wholesale operations. Accordingly, we are focused on improving our responsiveness to our customers. We intend to continue to:

•	add high-quality account executives to service wholesale brokers and their customers throughout our nationwide network;
•	provide specialized service levels to our top brokers, whom we call our “key accounts,” for each account executive;
•	focus on using technology and improving our processes to make our loan origination process more efficient; and
•	invest in the training and development of sales and operations personnel.

We have been able to increase the profitability of our wholesale channel with several successful initiatives. We have:

•	adopted policies and procedures designed to originate loans that adequately compensate us for the risk we take;
•	reduced our general and administrative costs by re-engineering our work flow process and improving our use of technology; and
•	improved the productivity of our account executives.

Significant in this effort has been the effective implementation of our technology tools, specifically our Revenue Calculator, our profit and loss tools, our loan origination systems and our underwriting software tools.

Retail Channel

Historically, a lesser percentage of our loan originations have been originated through our retail channel, Home Funds Direct. Home Funds Direct originates mortgage loans through two different organizational structures: branch and centralized retail.

As of December 31, 2004, our branch retail division originated non-prime mortgage loans through 36 branch locations throughout the United States, with one-third of the branches located in California. Our branch retail loan officers interact with borrowers in our branch locations, primarily through telemarketing, direct mail and Internet solicitations. Our branch retail loan officers are also encouraged to develop some personal loan referral sources. The proximity of the branch offices to certain of our prospective borrowers is helpful in closing the loans. As part of our efforts to manage the credit risk of loans originated in our branch retail offices, all loan underwriting, closing, funding and shipping are done centrally out of one of two divisional processing centers located in Anaheim, California and Burtonsville, Maryland. A typical branch retail office consists of approximately seven employees, including a branch manager, five loan officers and one loan processor.

We also originate loans through our four centralized retail offices, which, as of December 31, 2004, were located in California, Texas, Georgia and Kansas. Our centralized retail division operates with little expectation that there will be face-to-face contact with the borrower. The marketing concept is for loan officers in our centralized retail branches to use telemarketing and direct mail to reach prospective borrowers in target markets. These locations have a larger group of experienced personnel, and have the ability to fully process and underwrite loans, subject to our corporate underwriting oversight policies.

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

Our Underwriting Process and Guidelines

Each mortgage loan that we originate is underwritten prior to loan closing in accordance with our underwriting guidelines. We have developed underwriting processes and criteria that we believe generate high-quality non-prime loans. Our underwriting guidelines are designed to help us evaluate a borrower’s credit history, his or her capacity, willingness and ability to repay the loan, and the value and adequacy of the collateral. In addition, we review credit scores derived from the application of one or more nationally recognized credit-scoring models. Our underwriting philosophy is to analyze the overall situation of the borrower and to take into account compensating factors that may be used to offset certain areas of weakness, including employment stability, number of years at residence and disposable income. Based upon this analysis and the information derived from the Revenue Calculator, we determine loan terms and conditions to produce loans that are appropriately priced and sized, meet our quality standards, and are profitable. In addition, our underwriters must determine what we believe to be a benefit to the borrower for each loan they underwrite. Our underwriting process and guidelines require a rigorous application review and documentation designed to maximize the value of our mortgage loans. On average, it takes us 21 days from the day we first receive the application until we fund the loan.

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

Our Underwriting Guidelines. Our underwriting guidelines are established by our credit committee, which is composed of the Director of Capital Markets, the Director of Operations and the President and Chief Operating Officer. Others invited to make contributions to these policies include the Director of Underwriting, the Manager of the Inventory Control Unit, and the Director of Internal Audit and Quality Control. The credit committee meets regularly to review proposed changes to underwriting guidelines. To the extent that an individual loan application does not meet our published underwriting guidelines, our loan origination teams and underwriters can make underwriting exceptions. Any losses on loans are allocated back to the origination team by our profit and loss accountability system. Loan exceptions are tracked in our data warehouse and the performance of loans with and without exceptions is monitored. We may, from time to time, apply underwriting criteria that are either more stringent or more flexible depending upon the economic conditions of a particular geographic market.

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

Property Appraisals. A full appraisal of the property proposed to be pledged as collateral for the loan is required in connection with the origination of each first priority loan and each second priority loan greater than $50,000. Appraisals are performed by licensed, third-party, fee-based appraisers and include, among other things, an inspection of the exterior and interior of the subject property. Appraisals are also required to address neighborhood conditions, site and zoning status and the condition and value of improvements. Following each appraisal, the appraiser prepares a report, which includes a reproduction costs analysis, when appropriate, based upon the current cost of constructing a similar home and market value analysis based upon recent sales of comparable homes in the area. Appraisals generally conform to the Uniform Standards of Professional Appraisal Practice and must be on forms acceptable to Freddie Mac and Fannie Mae. Every appraisal is reviewed by our appraisal review department, by one of our qualified underwriters before the mortgage loan is funded, or by a non-affiliated appraisal review firm. The appraisal may not be more than 180 days old on the day the loan is funded. In addition to the full appraisal, a Fannie Mae desk review may be required for combined loan amounts greater than $500,000 and up to $750,000. A second full appraisal or a field review, in addition to the full appraisal, may be required for combined loan amounts and/or property values greater than $750,000. For second priority loans of $50,000 or less, “drive-by” appraisals alone are acceptable.

Income and Assets Verification. Our underwriting guidelines require verification or evaluation of the income of each applicant pursuant to our “Full Documentation,” “Lite Documentation” or “Stated Income” programs. Under each of these programs, we review the loan applicant’s source of income, calculate the amount of income from sources indicated on the loan application or similar documentation, and calculate debt service-to-income ratios to determine the applicant’s ability to repay the loan. Under the Full Documentation program, applicants are generally required to submit the most current year-to-date pay stubs and written verification of income signed by the employer, Forms W-2 or 1040 and, in the case of self-employed applicants, the most recent two years completed tax returns, signed year-to-date profit and loss statement, or bank statements, in each case covering the preceding two years. Personal bank statements are acceptable as Full Documentation, with the preceding 24 months as “Alt2” documentation type or the preceding 12 months as “Alt1.” Under the Lite Documentation program, applicants must be self-employed and are required to submit personal bank statements covering the preceding six months. Under the Stated Income program, applicants are evaluated based upon income as stated in the mortgage loan application. Under all programs, we may verify by telephone employment, business and income, and self-employed applicants may be required to submit a business license.

Verification of the source of funds, if any, required to be paid by the applicant at closing is generally required under all documentation programs in the form of a standard verification of deposit, two months’ consecutive bank statements or other acceptable documentation. Twelve months’ mortgage payment or rental history must be verified by the related lender or landlord on required programs.

Credit Classifications. A critical function of our underwriting process is to identify the level of credit risk associated with each applicant for a mortgage loan. We have established five principal classifications, “A+” to “C,” with respect to the credit profile of potential borrowers, and we assign a rating to each loan based upon these classifications. We have a sixth, generally inactive credit classification, called “C-”, which may be for a borrower with a current or recent foreclosure or bankruptcy. This sixth credit classification can be used on an exception basis with approval from executive management, and in 2004, 2003 and 2002, 0.2%, 0.1% and 0.3%, respectively, of our loans had this credit grade. We assign credit grades by analyzing mortgage payment history, consumer credit history, credit score, bankruptcy history, and debt-to-income ratio. Our standard for assigning credit grades are stricter for Lite Documentation and Stated Income programs than for Full Documentation programs, and we do not allow credit grades below “B” for Lite Documentation and Stated Income programs.

Underwriting Tools. We have tools that help each loan origination team underwrite, document, and track each loan. These tools integrate the line item detail of the credit reports we receive from the credit reporting agencies, our own analysis of an applicant’s income, and a comprehensive review of the total credit profile of the borrower and any exceptions made to our credit policies. The product of these tools, in addition to the information they contribute to our database, is a four-page review of each loan that is placed at the beginning of each loan file. Third-party underwriters and purchasers of our loans make comprehensive use of these reports in their review of our loan files. These tools are used by all of the origination teams, as well as by corporate underwriting, our documents and funding teams, our post-closing and shipping departments, and other functional units within our company. The data provided is transferred into our enterprise data warehouse. We use software provided by ProClarity and Informatica to make this information readily available to management.

We have deployed an automated decision system. However, we continue to use our staff to audit credit, income and appraisal documentation to ensure that loans approved in the automated system are consistent with our underwriting guidelines. Furthermore, we anticipate that many loans will not align with the matrix compliance features of an automated underwriting system, and such loans will be reassigned to a more traditional underwriting process. Our intention in adopting this technology is to increase the level of our loan originations without having to correspondingly increase the number of underwriters.

Internal Audit and Quality Control. The Internal Audit and Quality Control department consists of 12 members located at our headquarters. The four members of the department with internal audit responsibilities conduct operational and financial audits of our business processes and procedures and have an average of eight years of audit experience. The six members of the department with quality control responsibilities have an average of 23 years of underwriting or industry related experience. Each month, our Internal Audit and Quality Control department generally reviews and re-underwrites a sampling of all of the loans that we originate. The initial sample focuses on any loan with a first payment default or early payoff, or where fraud is suspected. Also, loans are randomly sampled from pools designated for securitization or other programs in which we retain the risk of loss on the loans. The Internal Audit and Quality Control department re-underwrites these loans, re-verifies the sources of income, re-verifies employment, and reviews the appraisals to ensure collateral values for the loans are supported. When fraud is suspected, the Internal Audit and Quality Control department undertakes a comprehensive re-underwriting of not only that loan, but any related loans connected by broker, appraiser, or other parties to the transaction. The Internal Audit and Quality Control department also performs specific loan tests to verify that our loan originations comply with relevant regulatory requirements. Specifically, these tests focus on verifying proper completion of borrower disclosures and other loan documentation, correct processing of all legally required documentation, and compliance with time frames imposed by applicable law.

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

Our loans have payment schedules based upon an interest rate that is (1) constant over the life of the loan, commonly referred to as “fixed-rate mortgages” or “FRMs,” or (2) fixed for the initial six-months, two, three or five years and adjusts after the initial fixed period and every six months thereafter, sometimes referred to as “adjustable-rate loans” or “ARMs.” Generally, the payments on our fixed-rate loans are calculated to fully repay the loans in 15 or 30 years. In the case of “balloon” loans, the payments are based on a 30-year repayment schedule, with the unpaid principal balance due in a “balloon” payment at the end of 15 years. The payments on our adjustable-rate loans are calculated to fully repay the loans in 30 years, with payment amount adjustments following interest rate adjustments. We currently offer four different ARMs programs: 2/28, 3/27, 5/25 and 6-month. ARMs with a two-year initial fixed-rate period are commonly referred to as “2/28’s.” ARMs with a three-year initial fixed-rate period are commonly referred to as “3/27’s.” ARMs with an initial interest rate effective for the first six-month period are commonly referred to as “6-month” ARMs. Our fixed-rate mortgages or adjustable-rate loans may have initial interest-only periods, typically five years, during which the monthly payments are limited to the amounts required to pay accrued interest due on the loans. At the end of the interest-only periods, the monthly payments are adjusted to fully repay the loans over their remaining 25-year terms.

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

Our mortgage loans are made for the purpose of enabling our borrowers to purchase homes, refinance existing mortgage loans, consolidate debt and/or obtain cash for whatever purposes the borrowers desire. Our residential mortgage loans are secured by one-to-four unit primary residences, one-unit second homes, or one-to-four unit investment properties. Eligible property types are deemed to include single-family detached homes, semi-detached and attached homes, row or town homes, individual condominiums, individual units in planned-unit developments, manufactured housing, and leasehold estates. These collateral types are consistent with the Freddie Mac Seller-Servicer Guide for describing mortgage eligibility requirements. The mortgaged properties may be owner-occupied, second or vacation homes, or non-owner-occupied investment properties.

A substantial portion of our loans include prepayment penalties. In 2004, 2003 and 2002, 82.9%, 88.4%, and 94.3%, respectively, of the loans we originated contained such penalties. Borrowers who agree to prepayment penalties generally receive lower interest rates and/or lower loan fees on their mortgage loans. Borrowers always retain the right to refinance their loans, but may have to pay a charge of up to six-months interest on 80% of the outstanding principal balance or 5% of the outstanding principal balance on the loan. Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and, prior to July 1, 2003, we relied on the federal Alternative Mortgage Transactions Parity Act (the “Parity Act”) and related rules issued by the Office of Thrift Supervision (the “OTS”) to preempt limitations on prepayment penalties in certain states. The Parity Act was enacted to extend to financial institutions other than federally-chartered depository institutions, the federal preemption which federally-chartered depository institutions enjoy. However, on September 25, 2002, the OTS released a rule that, as of July 1, 2003, ended our ability to rely on the Parity Act to preempt state restrictions on prepayment penalties, requiring us to comply with such restrictions. This may place us at a competitive disadvantage relative to financial institutions that continue to enjoy federal preemption of such state restrictions and are able to charge prepayment penalties without regard to such restrictions. As a result, they may be able to offer loans with more attractive interest rate and loan fee structures than we are able to offer. See “ITEM 1. Business—Risk Factors That May Affect Future Results—Statutory and Regulatory Risks—We are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, and we may be unable to compete effectively with financial institutions that are exempt from such restrictions.”

Loan Production by Product Type. The following table sets forth information about our loan production based upon product type during the years ended December 31:

Product Type	2004	2003	2002
ARM
2/28	46.9%	16.2%	15.6%
3/27	20.3	50.3	50.5
Other	0.6	—	—

Subtotal	67.8	66.5	66.1

FRM
Fifteen-Year	1.4	1.8	1.9
Thirty-year	21.5	21.3	18.3
Balloons	8.0	9.2	12.7
Other	1.3	1.2	1.0

Subtotal	32.2	33.5	33.9

Total	100.0%	100.0%	100.0%

Product Type by Payment Feature	2004	2003	2002
Standard
Adjustable	54.8%	66.0%	66.1%
Fixed	31.0	33.5	33.9

Subtotal	85.8	99.5	100.0

Interest-Only
Adjustable	13.0	0.5	—
Fixed	1.2	—	—

Subtotal	14.2	0.5	—

Total	100.0%	100.0%	100.0%

Loan Production by Borrower’s Credit Score. The following table sets forth information about our loan production based upon borrowers’ credit scores obtained from one or more of the three principal credit bureaus during the years ended December 31:

Credit Score	2004	2003	2002
Greater than 800	0.1%	0.1%	0.1%
751 to 800	3.3	2.8	2.6
701 to 750	10.5	9.0	8.9
651 to 700	27.7	25.2	24.0
601 to 650	33.9	34.0	33.8
551 to 600	16.3	19.5	20.9
501 to 550	7.9	9.1	9.4
451 to 500	0.1	0.2	0.2
Less than 451	0.2	0.1	0.1

Total	100.0%	100.0%	100.0%

Loan Production by Lien Position. The following table sets forth information about our loan production based upon lien position during the years ended December 31:

Lien Position	2004	2003	2002
Firsts	91.4%	92.8%	92.5%
Seconds	8.6	7.2	7.5

Total	100.0%	100.0%	100.0%

Loan Production by Collateral Type. The following table sets forth information about our loan production based upon collateral type during the years ended December 31:

Type of Collateral	2004	2003	2002
Single-Family Residence-Detached	70.9%	74.6%	74.5%
Multi-Unit/2 to 4	7.3	5.5	5.8
PUD	13.2	12.1	11.6
Condo	6.7	6.0	6.2
Other	1.9	1.8	1.9

Total	100.0%	100.0%	100.0%

Financing For Loan Originations

We finance mortgage loans initially through one of eight different secured warehouse credit facilities. We repay the related borrowings under the warehouse credit facilities upon sale or securitization of the loans. As of March 10, 2005, we had $4.0 billion in warehouse credit facilities, of which 97.5% is committed. Maintaining a diversified group of lenders helps us from becoming dependent upon any one source of capital. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our interest expense on warehouse financing as a percentage of total interest expense during 2004, 2003 and 2002 was 46.0%, 55.7% and 78.9%, respectively.

We are currently working on implementing an asset-backed commercial paper facility which, if consummated, we expect to provide us with warehouse financing at lower cost than, and otherwise on terms and conditions generally as favorable as or better than, under our current warehouse credit facilities. We cannot predict when or guarantee that this facility will be implemented.

Interest Generated By Warehoused Loans

We generate a portion of our total revenues from the interest we receive on a loan from the time we originate the loan until the time we sell or securitize the loan. This interest income as a percentage of total interest income for 2004, 2003 and 2002 was 43.1%, 57.3% and 82.2%, respectively. This income is partially offset by our borrowing costs under our warehouse credit facilities used to fund our loans for the same period.

Loan Disposition Strategy

We generate revenue primarily through the disposition of the loans we originate. We use a diversified loan disposition strategy to convert the quality loans we originate into revenue for our company. This strategy includes whole loan sales, loan sales with retained interests and securitizations. In 2004, 2003 and 2002, we sold and securitized a total of $11.6 billion $7.3 billion and $3.9 billion, respectively, of loans. Of these amounts, 71.7%, 83.1% and 80.6%, respectively, were loan sales and 28.3%, 16.9% and 19.4%, respectively, were securitized in transactions structured as a financing. Loan sales generated gain on sale revenues of $292.5 million, $241.1 million and $122.9 million, accounting for 62.3%, 71.2% and 79.2%, respectively, of our total net revenues for 2004, 2003 and 2002. We completed no securitizations structured as a sale during these periods.

Loan Disposition by Purchaser. Highlighting our diversified disposition strategy, the table below shows our primary purchasers for the periods indicated, their purchases of our whole loan sales, except as otherwise noted, and their purchases as a percentage of total loan sales and securitizations in each of the years ended December 31:

Name	2004	%	2003	%	2002	%
			(dollars in millions)
Household Mortgage Services	$2,190.1	19.0%	$1,664.2	22.8%	$766.4	19.8%
Morgan Stanley Mortgage Capital Inc	2,081.3	18.0	1,095.2	15.0	625.3	16.2
Credit-Based Asset Servicing and Securitization LLC (C-BASS)	506.5	4.4	10.8	0.1	218.5	5.6
DLJ Mortgage Capital, Inc. (CSFB)	472.5	4.1	512.3	7.0	—	—
Bank of America	435.3	3.8	471.3	6.5	—	—
The CIT Group/Consumer Finance, Inc	421.1	3.6	373.0	5.1	—	—
Lehman Brothers Bank, FSB	310.3	2.7	1.9	—	237.6	6.1
Sovereign Bank	298.8	2.6	—	—	—	—
Winter group	284.2	2.5	77.1	1.1	—	—
Greenwich Capital	229.6	2.0	—	—	—	—
All others(1)	1,052.5	9.0	1,855.2	25.5	1,272.9	32.9

Total loan sales(1)	8,282.2	71.7	6,061.0	83.1	3,120.7	80.6
Total securitizations	3,269.8	28.3	1,236.2	16.9	749.2	19.4

Total loan sales and securitizations	$11,552.0	100.0%	$7,297.2	100.0%	$3,869.9	100.0%

(1)	2002 includes $75.8 million in loans sold with retained interests

During 2004, 2003 and 2002 we sold loans to an aggregate of 26, 23 and 20 purchasers, respectively.

We evaluate the best disposition strategy for each pool of loans we originate, considering the market demand for our loans, our liquidity needs, our long-term profit objectives and our need to maintain strong relationships with our loan purchasers.

Whole Loan Sales

In a whole loan sale, we sell all right, title and interest in and to a pool of loans in exchange for cash in an amount equal to the full market value of the loans. All of our loan dispositions are made subject to an obligation to repurchase any loan that materially violates standard mortgage industry representations and warranties that we make in connection with our loan dispositions. In 2004, 71.7% of our loan dispositions were through whole loan sales and net gains from these sales were $292.5 million. To execute our whole loan sales strategy, we have established key relationships with a diversified group of sophisticated whole loan purchasers. We believe that this strategy increases our opportunity to sell during changing market conditions. As a result, the purchasers listed above include Wall Street investment banking firms that securitize, non-Wall Street mortgage banking firms, national and international banks that both hold loans and securitize, and large financial services companies that both hold and securitize loans.

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

Securitizations and Loan Sales With Retained Interests

As part of our diversified financing strategy, we access the asset-backed securitization market to provide long-term financing for our mortgage loans. In a securitization, we may sell or transfer a pool of loans to a trust and retain a residual interest for the right to receive future cash flow. The trust raises the cash purchase price of the loan pool by selling asset-backed securities, or notes, representing senior interests in the loans. The purchasers of these interests receive the principal collected on the loans plus a fixed or adjustable interest rate as stated in the particular note. The residual interest we retain entitles us to receive the interest income generated on the principal amount of the loans in the trust minus the interest paid to the purchasers of the loan interests, servicing, trust and other fees and losses on the loans, provided that certain overcollateralization requirements are met. Depending upon the structure of the asset-backed securities and the performance of the underlying mortgage loans, excess cash flow may not begin to be distributed to us for 12 months or more. As a result of the overcollateralization and certain other credit enhancement features, the trust is able to issue highly rated, investment-grade, asset-backed securities.

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

During 2004, 2003 and 2002, we completed a total of four, three and two securitizations structured as financings totaling $3.3 billion, $1.2 billion and $0.7 billion, respectively. Of those securitizations, $2.8 billion were completed through the REIT in May, August and November 2004, with corresponding notes issued in the aggregate amount of $2.7 billion. In February 2005, we completed a securitization through the REIT of $917.2 million with corresponding notes issued totaling $903.5 million.

We have also engaged in loan sales with retained interests, in which we sell loans and retain an interest in certain cash flows from the loans. These transactions allow us to recognize more of the long-term value of the loan, although less than in a typical securitization, and receive an immediate positive cash flow pursuant to the retained interest. In these transactions, the loan purchaser absorbs all of the issuance costs and overcollateralization obligations in exchange for a greater share of the excess cash flow from the securitized loan pool. During 2004 and 2003, none of our loan dispositions were through loan sales with retained interests. During 2002, our loan sales with retained interests totaled $75.8 million and were made to Residential Funding Corporation. See “ITEM 13. Certain Relationships and Related Transactions.”

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

Administration and Servicing

Our loan administration unit is responsible for boarding each loan into our servicing operations and technology systems. For loans on which the monthly payments include amounts to be escrowed for the future payment of real estate taxes and insurance premiums, our escrow administration unit ensures the proper accounting for such funds and the timely payment of the taxes and premiums. For loans which do not have tax and insurance escrows, the loan administration unit ensures that the properties securing the loans are properly insured at all times and that real estate taxes are paid to avoid foreclosures by taxing authorities. This unit is also responsible for the various administrative tasks involved in the transfer of servicing when loans are sold servicing-released, including notifying borrowers, insurers and taxing authorities.

Our payment processing unit is responsible for the physical receipt of and initial accounting for all loan payments from borrowers. We encourage our borrowers to establish automatic payment from their bank accounts, which we arrange at no cost to the borrower. Our customer service unit is responsible for processing payoff requests, re-conveyances, handling all inbound calls and other communications from borrowers. For loans with adjustable interest rates, the customer service unit ensures that the adjustments are properly made and timely identified to the related borrowers.

Collection and Enforcement

Our asset management unit is responsible for all phases of the collection and enforcement of delinquent and defaulted loans. The inherent risk of delinquency and loss associated with non-prime loans requires hands-on active communication with our borrowers from origination through liquidation. Borrower contact is initiated through outbound telephone campaigns, monthly billing statements, and direct mail, which are tailored to reflect the borrower’s payment habit, the loan’s risk profile and the loan’s status. Our collection approach is designed to educate our borrowers on managing their debts to maximize the likelihood of continued timely performance. We establish clear expectations with our borrowers with respect to maintaining contact and working together to resolve any financial problems that may occur. We consider this early intervention a key element of our servicing strategy.

Our front-end loan counselors begin calling borrowers whose accounts are past due between the 1st and 15th day depending upon their payment history. Once contact is established, we verify pertinent information and determine the reason for the delay in payment. For borrowers who are able to make their payments, we offer the ability to “pay by phone” or through Western Union’s “Quick Collect” service. “Pay by phone” allows the borrower to remit the funds immediately or at an agreed later time in the month and avoids delays using the U.S. postal service. If a borrower indicates a problem that is not temporary or is of a serious nature, the call is promptly referred to a supervisor who will then evaluate the situation and initiate appropriate loss mitigation actions.

When an account becomes thirty-one or forty-five days delinquent (depending upon the investor), the borrower receives a notice of intent to foreclose allowing thirty days, or more if required by applicable state law, to cure the default before the account may be referred for foreclosure. The 30-59 day collection personnel continue active collection campaigns and may offer the borrower relief through a forbearance plan designed to resolve the delinquency in ninety days or less and up to 6 months with supervisor approval. These collectors are seasoned and trained to effectively identify and resolve problems with borrowers before the past due problems escalate.

Accounts moving to sixty or more days delinquent are transferred to the loss mitigation and foreclosure sub-units simultaneously. Our loss mitigation personnel choose a collection strategy that is designed to minimize the loss on a defaulted loan. We may procure updated property value information, the borrower’s current credit profile, and review foreclosure and real estate marketing timelines to determine the best alternative to foreclosure. Our loss mitigation personnel continue to actively attempt to resolve the delinquency while our foreclosure personnel begin the foreclosure process. Our loss mitigation tools include payment plans, short sales, and deeds in lieu of foreclosure, stipulated forbearance plans, deferments, reinstatements and modifications.

Delinquent accounts not resolved through collection and loss mitigation activities are foreclosed in accordance with state and local laws. Foreclosure timelines are managed through a timeline report built into the loan servicing system. The report schedules key milestones throughout the foreclosure process, enhancing our ability to monitor and manage the process. Properties acquired through foreclosure are transferred to the real estate owned, or REO, sub-unit to manage eviction and marketing of the properties. Once a property is vacant, it is listed with a local real estate agent who develops a marketing strategy designed to maximize the net recovery upon liquidation. Second opinions on the value of the property are obtained to validate recommendations given by the primary listing agent. Property listings and monthly status reports are reviewed monthly to ensure the properties are properly maintained and actively marketed.

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

Monthly incentive plans are in place for all collections, loss mitigation and REO personnel and are tied directly to performance of the servicing portfolio. Both individual and team goals are used to encourage superior results and cooperation between unit members.

Ongoing training for our servicing personnel is provided regularly and covers major relevant topics within the servicing department. In the collection area, supervisors and managers monitor actual telephone calls by each collector on a monthly basis and follow up with one-on-one training and direction. In addition, scripts tailored to typical borrower circumstances are posted at each workstation to ensure the employee asks the appropriate questions for the type of delinquency situation the borrower is experiencing. Outside legal counsel conduct on site classes or seminars for the foreclosure and bankruptcy areas approximately on a quarterly basis. Title company representatives also provide on-site training on title issues from time to time.

All of our servicing functions are administered from our San Diego and Orlando service centers. The Orlando service center was opened in August of 2004 and currently performs primarily customer service and collection functions. Hours of operation for our servicing department are 6:30 am to 6:00 pm, Monday through Friday, and we use staggered shifts to cover the different time zones where our borrowers and collateral properties are located. Collection personnel also work one or two Saturdays each month, depending upon the day of the week on which each month end falls. Evening and weekend hours are used to facilitate contact with borrowers that are otherwise unavailable during regular business hours.

Our Delinquency and Loss Experience

The following table sets forth information about the delinquency and loss experience of the mortgage loans we service, which are primarily loans we have originated and have been or may be securitized, for each of the years ended December 31.

In general, the table reflects, for 2004, delinquency percentages that are relatively unchanged, loss percentages that have decreased, but delinquency and loss levels in dollars that have increased as our servicing portfolio has increased in size. The fact that the table does not show consistent changes in delinquency and loss levels across all categories may reflect normal variances in a smaller servicing portfolio. We do not expect to be able to maintain our delinquency and loss ratios at the current level as the average age of our portfolio increases.

	2004		2003		2002
	Amount	Delinquency Percentage(1)	Amount	Delinquency Percentage(1)	Amount	Delinquency Percentage(1)
			(dollars in thousands)
Total Servicing portfolio	$6,731,581		$3,695,976		$2,268,498

Delinquencies:
30-59 days	$33,134	0.5%	$8,954	0.2%	$7,730	0.3%
60-89 days	8,295	0.1%	3,361	0.1%	3,350	0.2%
90 or more days	21,107	0.3%	13,214	0.4%	14,107	0.6%
Foreclosures	40,230	0.6%	28,367	0.8%	23,930	1.1%

Subtotal	102,766	1.5%	53,896	1.5%	49,117	2.2%
Real estate owned(2)	14,357	0.2%	10,699	0.3%	11,749	0.5%

Total	$117,123	1.7%	$64,595	1.8%	$60,866	2.7%

Losses on servicing portfolio(3)	$17,505	0.3%	$17,678	0.6%	$14,024	0.9%

(1)	Percentage of servicing portfolio at year-end.
(2)	Based on the aggregate principal balance of the mortgage loans secured by mortgaged properties the title to which has been acquired through foreclosure, deed in lieu of foreclosure or similar process.
(3)	Percentages based upon average monthly servicing portfolio.

We review our delinquency and loss rates when setting loss reserves for mortgage loans and valuing our mortgage-related securities (see discussion of mortgage-related securities in the Notes to Consolidated Financial Statements). Increases in actual delinquency and loss rates could affect the loss assumptions used in setting loss reserves and valuing our mortgage-related securities. If the loss assumptions used to set loss reserves or to value our mortgage-related securities are increased, it could adversely affect our operating results.

Competition

We face intense competition in the businesses of originating and selling mortgage loans.

Our competitors in mortgage origination include mortgage banking companies, consumer finance companies, diversified financial institutions, commercial banks, credit unions, savings and loans, credit card issuers and insurance finance companies. Many traditional mortgage lenders also offer products similar to those we offer to our borrowers. Fannie Mae and Freddie Mac are also adapting their programs to include non-conforming products and have begun to expand their operations into the non-prime market. We are experiencing increased competition over the Internet. Many of these competitors, including large financial corporations taking advantage of consolidation opportunities in the industry, are substantially larger and have more capital, or have greater access to capital at lower costs than our cost of capital under our warehouse credit facilities, and may have greater technical and marketing resources than we have. Efficiencies in the asset-backed securities market have generally created a desire for increasingly larger transactions, giving companies with greater volumes of originations a competitive advantage.

Competition in the industry can take many forms, including interest rate and cost of a loan, convenience in obtaining a loan, the underwriting requirements for a loan, customer service, amount and term of a loan, and marketing and distribution channels. Additional competition has and may continue to lower the rates we can charge borrowers relative to our borrowing costs and potentially lower gains from cash-based whole loan trades and our net interest margin from securitizations. We believe we compete primarily based upon the quality of the service we provide to mortgage brokers, particularly those with whom we cultivate key account relationships. We guarantee turn-around times, offer coherent, presentable approvals, personal contact and a comprehensive menu of products for our customers. We endeavor to make it easier to do business with us than with our competitors. In exchange, we minimize yield spread premium to mortgage brokers, avoid unwarranted credit exceptions, and charge for the risk we take. Accordingly, our competitors may offer better financial terms to potential borrowers and we may be unable or unwilling to originate loans with comparable terms.

We believe that our competitive strengths are:

•	Growth Using Conservative Management Principles. We focus on originating high-quality loans and generating predominately cash earnings rather than non-cash gain on sale earnings. We have increased our loan originations and revenue every year since inception using our conservative management principles.

•	Profit-Based Business Model and Supporting Tools. We have created a culture that provides economic incentives to our employees to assess the risk in our loans correctly, report the risk accurately, and price the risk so as to assure both fairness to the borrower and profits to our company. We believe that our profit-oriented philosophy and technology tools give us a competitive advantage by directly rewarding our employees for contributing to our fundamental business goal of sustained profitability.

•	Experience. We have over 50 managers and executives with over 20 years of experience in consumer finance and non-prime mortgage lending. Each of our 12 wholesale and two retail divisions is run by a seasoned executive who is evaluated and compensated based upon the profitability, including a full allocation of corporate costs and loan losses, of the executive’s division.

•	Diversification. We have diversified our loan origination, financing and disposition channels. Our top ten brokers in 2004 represented in the aggregate less than 7% of our total loan origination volume. As of December 31, 2004, we had eight separate warehouse lenders. In 2004, we sold to an aggregate of 26 whole loan purchasers, and during 2004, 2003 and 2002, we successfully completed a total of nine independent securitizations.

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

Regulation

The mortgage lending industry is highly regulated. Our business is regulated by federal, state, and local government authorities and is subject to federal, state and local laws, rules and regulations, as well as judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws and regulations include, but are not limited to:

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

We actively analyze and monitor the laws, rules and regulations that apply to our business, as well as the changes to such laws, rules and regulations. We seek to maximize the extent to which we can program the laws, rules and regulations into our technology tools, thereby substantially reducing human error as a source of non-compliance. In addition, user-friendly summaries of relevant laws, rules and regulations are directly distributed to all appropriate personnel, and losses attributable to non-compliance are factored into many of our incentive compensation calculations, thereby encouraging responsibility for compliance throughout our organization, including our loan origination operations. Our compliance with laws, rules and regulations is reviewed, not only by our own quality control department, but also by the warehouse lenders who finance our loans, the institutions that purchase our loans, the investment bankers, rating agencies and insurers that are involved in the securitization of our loans, and the regulating governmental agencies. Because of the national scope of our operations, we are continuously in one stage or another of an audit by one or more governmental agencies, and we do not believe that such audits have ever resulted in findings of material violations or the imposition of significant penalties.

New Areas of Regulation

Regulatory and legal requirements are subject to change, making our compliance more difficult and/or expensive, or otherwise restricting our ability to conduct our business as it is now conducted. In particular, federal, state and local governments have become more active in the consumer protection area in recent years. For example, the federal Gram-Leach-Bliley financial reform legislation imposes additional privacy obligations on us with respect to our applicants and borrowers. Several states are also considering adopting privacy legislation. In addition, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called “predatory” lending practices.

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

Employees

We employed 2,694 full-time employees as of December 31, 2004. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good. We have a policy of conducting a comprehensive employee opinion survey approximately every 24 months. We have conducted three such surveys so far and have won three Peter Barron Stark Awards for Workplace Excellence in 2000, 2001 and 2003.

Executive Officers

Our executive officers and their ages as of December 31, 2004 are as follows:

James A. Konrath, 58, co-founded our company and has served as our Chairman of the Board and Chief Executive Officer since its formation in 1990. In addition, Mr. Konrath served as our President from 1990 to 1998. Prior to founding our company, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Financial Services, Inc., where he managed over 1,900 people in more than 300 consumer finance offices, from 1986 to 1989. From 1983 to 1986, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Housing Services, where he founded a new subsidiary focused on manufactured housing loans. Mr. Konrath earned his Bachelor of Arts degree in Accounting with a minor in Economics from the University of Wisconsin—Whitewater in 1969.

Ray W. McKewon, 56, co-founded our company and has served as our Executive Vice President, Secretary and a director since its formation in 1990. From 1980 to 1990, Mr. McKewon was a managing partner of the Enterprise Management Company, a venture capital firm that he co-founded. Mr. McKewon earned his Bachelor of Science degree in Mathematics and his Bachelor of Arts degree in English from the University of Oklahoma in 1970, and his Masters degree in Business Administration from Pepperdine University in 1975.

Joseph J. Lydon, 46, has served as our President and Chief Operating Officer since May 1998 and as a director since July 2004. From February 1997 until that time, Mr. Lydon was our Director of Sales and Marketing. From 1993 to 1997, Mr. Lydon was the Executive Vice President for the western division of Ford Consumer Finance, a division of The Associates First Capital Corporation. From 1977 to 1993, Mr. Lydon worked at Security Pacific Financial Services, Inc. where he ultimately became a Senior Vice President with full profit and loss responsibilities and oversight of six divisions. Mr. Lydon earned his Bachelor of Science degree in Management from Pepperdine University in 1991.

John S. Buchanan, 49, has served as our Chief Financial Officer since April 2001. Prior to joining us, Mr. Buchanan was Controller of GreenPoint Credit, a non-prime consumer finance entity, from 1998 to 2001. There, Mr. Buchanan was responsible for accounting, planning, financial analysis, cash management and facilities. From 1992 to 1998, Mr. Buchanan was Senior Vice President and Chief Financial Officer of GreenPoint Credit’s predecessor, BankAmerica Housing Services. From 1981 to 1990, Mr. Buchanan worked for Security Pacific Financial Services, Inc. where he ultimately became Vice President of Financial Planning and Analysis. Mr. Buchanan earned his Bachelor of Science degree in Business in 1978 from San Diego State University.

Jeffrey W. Crawford, 50, has served as our Director of Operations since January 1999. Mr. Crawford oversees the corporate underwriting, loan closing, post-closing and asset management/servicing departments. From 1994 to 1999, Mr. Crawford held various positions with Ford Consumer Finance, the most recent of which was Senior Vice President-Division Manager. From 1983 to 1994, Mr. Crawford was the Branch Manager, Director of Credit Scoring Systems, Assistant Vice President Administration and Vice President of Consumer Administration for Security Pacific Financial Services, Inc. Mr. Crawford earned his Bachelor of Science degree in Business from Iowa State University in 1977.

Roxane Helstrom, 48, has served as our Director of Marketing since June 2003. Previously, Ms. Helstrom served as Vice President of Marketing for Conseco Finance, most recently in its Mortgage Services division after serving as Market Development Manager for John Deere Credit and Chief Marketing Officer for Credit Union National Association. From 1985 to 1993, Ms. Helstrom worked for Associates Corporation of North America, where she became Senior Vice President of Credit Card Marketing. Ms. Helstrom earned a Bachelor of Arts degree in Psychology from Stephens College in 1976 and a Masters in Business Administration from DePaul University, Chicago, in 1985.

David E. Hertzel, 50, has served as our General Counsel since December 1995. Mr. Hertzel is responsible for regulatory compliance, licensing and qualification, corporate record-keeping, litigation, contract negotiation and all other legal matters. Prior to joining us, Mr. Hertzel was Vice President and Senior Counsel of American Residential Mortgage Corporation, from 1991 to 1994. From 1988 to 1991, he was Vice President and Senior Counsel of Imperial Savings Association. Mr. Hertzel earned his Juris Doctor degree from the University of Utah College of Law in 1980 and is a member of the State Bar of California.

James M. Pathman, 40, has served as our Chief Information Officer since December 2001. Prior to joining us, Mr. Pathman was the Chief Information Officer and Chief Technology Officer at Option One Mortgage, from 1992 to 2001. Mr. Pathman earned his Bachelor of Arts degree in Business Administration from San Diego State University in 1989.

Juanita L. Rosenfeld, 44, has served as our Director of Capital Markets since March 1998. Prior to joining us, Ms. Rosenfeld was Vice President of Portfolio Lending for Ocean West Funding from 1997 to 1998. From 1993 to 1997, Ms. Rosenfeld was the Vice President of Acquisitions with Ford Consumer Finance. Ms. Rosenfeld earned her Bachelor of Arts degree in Social Relations from the University of California at Riverside in 1982.

Joseph F. Weinbrecht, 60, has served as our Director of Human Resources and Administration since July 1999. Prior to joining us, Mr. Weinbrecht conducted his own consulting and training practice from 1992 to 1999. From 1981 to 1992, Mr. Weinbrecht held the positions of Vice President of Training, Senior Vice President of Marketing, and ultimately Director of Human Resources of the Consumer Finance Group at Security Pacific Financial Services, Inc. Mr. Weinbrecht earned his Bachelor of Arts degree in History from St. John’s University in 1965, and his Masters degree in Human Resources and Organization Development from the University of San Francisco in 1992.

Executive Offices

Our principal executive offices are located at 15090 Avenue of Science, San Diego, California 92128 (telephone number (858) 676-2100).

Access to SEC Filings

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 will be accessible at no cost on our website, http://www.accredhome.com, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC. These filings will also be accessible on the SEC’s website, http://www.sec.gov.

Risk Factors That May Affect Future Results

You should carefully consider the following risks, together with other matters described in this Form 10-K in evaluating our business and prospects. If any of the events referred to below actually occur, our business, financial condition, liquidity and results of operations could suffer. In that case, the trading price of our common stock could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-K (including certain of the following risk factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 5 of this Form 10-K.

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

We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if an early payment default occurs on the loan after sale, or in any sale or securitization if the loan materially violates our representations or warranties. At December 31, 2004, mortgage loans held for sale included $38.6 million of loans repurchased. Our total provision for losses during 2004 was $56.9 million. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate, including loans in foreclosure and converted into real estate owned, for our servicing portfolio was 1.7% at December 31, 2004. Historically, our delinquency rate has increased, and may increase in the future, as the mortgage loans in our portfolio age.

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

The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult.

•	Existing borrowers with adjustable-rate mortgages may incur higher monthly payments as the interest rate increases, which may lead to higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a loan, the value that we receive upon the sale or securitization of the loan decreases.

•	The cost of financing our mortgage loans prior to sale or securitization is based primarily upon the London Inter-Bank Offered Rate (“LIBOR”). The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first six months, two, three or five years. If LIBOR increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 3.1% during 2004.

•	When we securitize loans or sell loans with retained interests, the value of and the income we receive from the loans held for investment subject to portfolio-based accounting and the mortgage-related securities we retain are also based on LIBOR to the extent the underlying loans have an adjustable interest rate. This is because the income we receive from these mortgage loans and mortgage-related securities is based on the difference between the fixed rates payable on the loans for the first two or three years, and an adjustable LIBOR-based yield payable to the senior security holders or loan purchasers. We also have interest rate risk when the loans

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

Our business may be significantly harmed by a slowdown in the economy or a natural disaster in California, where we conduct a significant amount of business.

A significant portion of the mortgage loans we have originated, purchased or serviced has been secured by properties in California. During 2004 28% of the principal balance of the loans we originated were collateralized by properties located in California. At December 31, 2004, 29% of the unpaid principal balance of loans we serviced were collateralized by properties located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties in these states. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of loans held for sale and mortgage-related securities, as reflected in the Interest Rate Simulation Sensitivity Analysis in the section entitled Market Risk in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will not have offsetting gains or losses in loan values after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed transactions, or inaccurate assumptions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. See discussion under Market Risk in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of December 31, 2004, we financed substantially all of our loans through eight separate warehouse lenders. Each of these facilities is cancelable by the lender for cause at any time and at least one is cancelable at any time without cause. These facilities generally have a renewable, one-year term. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, or if the lenders do not honor their commitments for any reason, we will have to curtail our loan origination activities. This would result in decreased revenues and profits from loan sales.

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

Our rights to cash flow from our loans held for investment subject to portfolio-based accounting are subordinate to senior interests and may fail to generate any revenues for us if the revenue stream only generates enough revenues to pay the senior interest holders.

As part of the credit enhancement for our securitizations, the net cash flow that we receive from the loans held for investment generally represents the excess of amounts, if any, generated by the underlying mortgage loans over the amounts required to be paid to the senior security holders or loan purchasers. This is also after deduction of servicing fees and any other specified expenses related to the sale or securitization. These excess amounts are derived from, and are affected by, the interplay of several factors, including:

•	the extent to which the interest rates of the mortgage loans exceed the interest rates payable to the senior security holders or loan purchasers;

•	the level of losses and delinquencies experienced on the underlying loans; and

•	the extent to which the underlying loans are prepaid by borrowers in advance of scheduled maturities.

Any combination of the factors listed above may reduce the income we receive from and the value of our loans held for investment.

If we do not manage our growth effectively, our financial performance could be harmed.

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2002, we had 1,294 employees and by December 31, 2004, we had 2,694 employees. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales, servicing and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

We also rely on our ability to securitize our mortgage loans to realize a greater percentage of the full economic value of the loans. We cannot assure you, however, that we will continue to be successful in securitizing mortgage loans. Our ability to complete securitizations of our loans will depend upon a number of factors, including conditions in the credit and securities markets generally, conditions in the asset-backed securities market specifically, the availability of credit enhancements such as financial guarantee insurance, a senior subordinated structure or other means, and the performance of our previously loans held for investment.

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

A significant majority of our originations of mortgage loans comes from independent brokers. During 2004, 90% of our loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the loans held for investment we serviced during 2004, 27.8%, on an annualized basis, were prepaid. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

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

For example, certain provisions of Illinois law, known as the Illinois Interest Act, limit the charging of certain fees on mortgage loans with interest rates that exceed a specified threshold. On March 31, 2004, an Illinois appellate court held, in U.S. Bank, National Association, et al., v. Clark, et al., that the Illinois Interest Act was not preempted by federal law. Before this decision, prior case law and published positions of the Illinois Attorney General and the Illinois Office of Banks and Real Estate supported federal preemption of the Illinois Interest Act with respect to first priority mortgage loans. In reliance on that authority, some of the first priority mortgage loans we made in Illinois prior to the Clark decision had fees which may have exceeded the limit of the Illinois Interest Act. Damages for violation of the Illinois Interest Act include actual economic damage and an amount equal to twice the total of all interest, discount and charges determined by the loan contract or paid by the obligor, whichever is greater. The Clark decision is currently on appeal to the Supreme Court of Illinois. If the Clark decision is not reversed on appeal, or if legislation overriding the holding of the Clark decision is not enacted, we could be materially and adversely affected by the potential liability from mortgage loans we made prior to the Clark decision which may be found to have been in violation of the Illinois Interest Act.

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

If the REIT fails to maintain its status as a real estate investment trust, the REIT will be subject to federal and state income tax on taxable income at regular corporate rates, and the value of our common stock may be adversely impacted as a result.

The REIT was organized to qualify for taxation as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). The REIT has conducted, and intends to continue to conduct, its operations so as to qualify as a real estate investment trust. Qualification as a real estate investment trust involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involves the determination of various factual matters and circumstances not entirely within the REIT’s control. For instance, in order to qualify as a real estate investment trust, no more than 50% of the value of the outstanding shares of beneficial interest of the REIT may be beneficially owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) (the “Ownership Test”). Furthermore, each year the REIT must distribute to its shareholders at least 90% of the REIT’s taxable income (the “Annual Distribution Requirements”). We cannot assure you that the REIT will at all times satisfy these rules and tests.

If the REIT were to fail to timely distribute at least 90% of its taxable income to shareholders or to qualify as a real estate investment trust in any taxable year, as a result of a determination that we failed to meet the Ownership Test, the Annual Distribution Requirement or any other requirement, the REIT would be subject to federal and state income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, the REIT would also be disqualified from treatment as a real estate investment trust for the four taxable years following the year during which the qualification is lost. This treatment would reduce the REIT’s net earnings and cash flow available for distribution to shareholders, including to us as holder of the REIT’s common shares, because of its additional tax liability for the years involved. Additionally, distributions to shareholders would no longer be required to be made by the REIT. Accordingly, the REIT’s failure to qualify as a real estate investment trust could have a material adverse impact on our financial results and the value of the common stock held by our stockholders.

Moreover, in order to satisfy the Ownership Test, the REIT’s Declaration of Trust establishes certain ownership restrictions on its shares of beneficial interest. For example, no individual (as described above) may beneficially own more than 9.8% of the value of the REIT. Even with this restriction, depending on the concentration of ownership of our stock and the relative value in the REIT’s common and preferred shares, it is possible that our ownership of the REIT’s common shares would cause the REIT to fail to satisfy the Ownership Test. In such a situation, the Declaration of Trust would require that the number of the REIT common shares held by us which causes the REIT to fail to satisfy the Ownership Test be transferred to a charitable trust at a price no greater than the fair market value of the REIT common shares as of such date, and we would have no future beneficial interest in such REIT common shares (including the right to vote or receive dividends on such REIT common shares).

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

ITEM 2. Properties

Our national headquarters is located in San Diego, CA and includes approximately 201,700 square feet in four buildings located in the same general area. The leases for these premises expire on various dates from December 31, 2005 to November 30, 2013. As of December 31, 2004, we leased an additional 63 properties in 25 states and one location in Canada. These properties range in size from approximately 500 to 30,900 square feet with original lease terms varying from month-to-month to 11 years. We do not consider any specific leased location to be material to our operations. We believe that equally suitable alternative locations are available in all areas where we currently do business.

ITEM 3. Legal Proceedings

In December 2002, we were served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act and the consumer protection statutes of the other states in which Accredited does business. The complaint alleges that we have a practice of misrepresenting and inflating the amount of fees Accredited pays to third parties in connection with the residential mortgage loans that we fund. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid us to pay, or reimburse our payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and (2) a nationwide class with respect to an unjust enrichment cause of action included in the original complaint. The court conditioned its order on the outcome of a case pending before the Illinois Supreme Court in which one of the issues is the propriety of certifying a nationwide class based on alleged violations of other state laws similar to the Illinois Consumer Fraud and Deceptive Business Practices Act. We believe the court erred in certifying any class in the Wratchford matter, and we intend to seek leave to appeal the court’s class certification order. There has not yet been a ruling on the merits of either plaintiffs’ individual claims or the claims of the class, and the ultimate outcome of this matter and the amount of liability, if any, that may result is not presently determinable. Accordingly, no amounts have been accrued in our financial statements with respect to this matter. We intend to continue to vigorously defend this matter and do not believe it will have a material adverse effect on our business.

In January 2004, we were served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The complaint alleges that we violated California and federal law by misclassifying the plaintiff, formerly a commissioned loan officer for us, as an exempt employee and failed to pay the plaintiff on an hourly basis and for overtime worked. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. We have been served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action. In addition, prior to the passage of Proposition 64 in California, a private individual who was not a current or former employee of an employer could bring an action to enforce certain provisions of California law against that employer. Such an action had been filed and served upon us; however, in light of the passage of California Proposition 64, this complaint was dismissed with prejudice. We have appealed the court’s denial of our motion to compel arbitration of the consolidated cases, and a resolution of that appeal is not expected before early 2006. In the meantime, discussions are ongoing between the parties regarding potential settlement or mediation of the claims, and we have pursued and effected settlements directly with many current and former employees covered by the allegations of the complaints. We do not believe these matters will have a material adverse effect on our business, but, at the present time, the ultimate outcome of the litigation and the total amount of liability is not determinable. As a result, we have not accrued any amounts in our financial statements with respect to the litigation, except for accrued amounts relating to settlements effected with current and former employees.

I TEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders

Our common stock began trading on the NASDAQ National Market® under the symbol “LEND” on February 14, 2003. The following table provides the high and low sales prices of our common stock for the period indicated, as reported by NASDAQ.

	High	Low
Year ended December 31, 2004
Fourth quarter	$50.49	$32.92
Third quarter	$42.02	$25.50
Second quarter	$39.90	$24.71
First quarter	$43.25	$29.13
Year ended December 31, 2003
Fourth quarter	$32.91	$21.23
Third quarter	$23.25	$14.80
Second quarter	$25.80	$9.31
February 14, 2003 to March 31, 2003	$8.89	$7.25

As of March 4, 2005, there were 109 holders of record of our common stock. On March 4, 2005, the last sale price reported on the NASDAQ National Market for our common stock was $41.07 per share.

Dividends

Since 1994, we have not declared or paid any cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws, and other factors as the Board of Directors, in its discretion, deems relevant.

During 2004, the REIT sold an aggregate of 4,093,678 shares of its 9.75% Seris A Perpetual Cumulative Preferred Shares in public offerings registered under the Securities Act of 1933. The REIT declared and paid third and fourth quarter cash dividends of $0.3317 per share and $0.609375 per share, respectively, on its 9.75% Series A Perpetual Cumulative Preferred Shares during 2004.

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

Additional information regarding our stock option plans and plan activity for 2004, 2003 and 2002 is provided in our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 15 – Employee Stock and Benefit Plans.”

ITEM 6. Selected Financial Data

The following selected operating and balance sheet data for the years ended December 31, 2004, 2003 and 2002 and as of December 31, 2004 and 2003 have been derived from our audited consolidated financial statements, included elsewhere in this report. The selected operating and balance sheet data for the years ended December 31, 2001 and 2000 and as of December 31, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements, not included in this report.

You should read the information below along with other financial information and analysis presented in this report, including the section entitled “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this report.

	2004	2003	2002	2001	2000
	(dollars in thousands, except per share amounts)
Statement of Operations data:
Interest income	$357,081	$178,982	$67,861	$27,714	$20,264
Interest expense	$134,211	$63,562	$27,891	$15,761	$17,472
Provision for losses	$56,856	$33,129	$17,669	$6,787	$2,467
Net interest income after provision(1)	$166,014	$82,291	$22,301	$5,166	$325
Gain on sale of loans	$292,451	$241,115	$122,877	$81,621	$55,748
Total net revenues(1)	$469,603	$338,531	$155,219	$96,544	$56,551
Total expenses	$249,880	$171,969	$107,224	$66,562	$46,014
Net income	$130,778	$100,015	$28,797	$17,399	$6,006
Basic earnings per share	$6.42	$5.61	$4.99	$3.36	$1.29
Diluted earnings per share	$6.07	$4.97	$1.98	$1.32	$0.50
Balance Sheet data:
Mortgage loans held for sale, net	$1,790,134	$1,279,590	$972,349	$531,698	$143,900
Loans held for investment, net(2)	$4,690,758	$2,086,868	$738,917	$—	$—
Total assets	$6,688,377	$3,501,417	$1,802,605	$603,038	$189,806
Warehouse credit facilities	$2,204,860	$1,515,195	$962,285	$547,063	$157,361
Securitization bond financing(2)	$3,954,115	$1,724,389	$732,823	$—	$—
Convertible debt	$—	$—	$3,000	$3,000	$3,000
Redeemable, convertible preferred stock	$—	$—	$5,113	$5,113	$5,113
Minority interest in subsidiary preferred stock	$97,922	$—	$—	$—	$—
Total stockholders’ equity	$362,555	$212,223	$58,009	$28,891	$11,769
Other data:
Total mortgage loan originations	$12,422,190	$7,958,309	$4,302,891	$2,324,398	$1,517,550
Wholesale originations	$11,217,528	$7,118,369	$3,900,186	$2,117,250	$1,398,540
Retail and other originations	$1,204,662	$839,940	$402,705	$207,148	$119,010
Weighted average coupon rate of mortgage loan originations	7.31%	7.65%	8.37%	9.32%	10.69%
Weighted average credit score(4)	639	632	630	619	610
Total loan sales and securitizations	$11,552,047	$7,297,206	$3,869,944	$1,939,950	$1,508,788
Whole loan sales	$8,282,215	$6,061,019	$3,044,890	$1,640,129	$1,013,078
Mortgage loans securitized(2)	$3,269,832	$1,236,187	$749,215	$—	$174,679
Loans sold with retained interests	$—	$—	$75,839	$299,821	$321,031
Average premium received on whole loan sales(5)	3.7%	4.0%	4.0%	4.4%	3.5%
Net cost to originate(3)	1.9%	2.1%	2.3%	2.7%	2.9%
Net interest income after provision as a percentage of net revenues	35.4%	24.3%	14.4%	5.4%	0.6%
Total serviced loans at period end	$6,731,581	$3,695,976	$2,268,498	$1,301,121	$810,697
Total number of leased locations at period end	63	46	31	27	22
Total number of employees at period end	2,694	2,056	1,294	866	671
Asset Quality Data:
Total delinquent at period end(6)	1.7%	1.8%	2.7%	5.5%	5.2%
Annual losses on serviced portfolio as a percentage of average serviced assets	0.3%	0.6%	0.9%	0.9%	0.2%
Prepayment speed (CPR) on loans held for investment(7)	27.8%	26.5%	27.6%	23.5%	10.0%

(1)	We have changed the format of our consolidated statement of operations presentation to report interest expense and provision for losses as deductions to revenues, to report net interest income after provision, and total net revenues. The results for each of the five years ended December 31, 2004 have been reclassified to conform to this format.

(2)	The securitization of mortgage loans in 2000 is accounted for as a sale while the securitizations of mortgage loans in 2002, 2003 and 2004 are accounted for as a financing.
(3)	Net cost to originate loans is defined as total operating expenses, less loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. Refer to our discussion of expenses in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the calculation of this percentage.
(4)	Represents borrower’s credit score at origination obtained from one or more of the three principal credit bureaus.
(5)	The average premium received on whole loan sales is computed based on the cash premiums received on whole loan sales, net of gains and losses on related derivatives. Refer to our discussion of gain on sale of loans in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the calculation of this percentage.
(6)	Delinquent is defined as loans that are 30 or more days delinquent, including loans in foreclosure and loans converted into real estate owned (REO).
(7)	The constant prepayment rate (CPR) represents a constant annualized rate of prepayment relative to the then outstanding principal balance of securitized mortgage loans, both on- and off-balance sheet.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be reviewed in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” on page 5 of this Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the section entitled “ITEM 1. Business—Risk Factors That May Affect Future Results” and elsewhere in this report.

General

We are a nationwide mortgage banking company that originates, finances, securitizes, services and sells non-prime mortgage loans secured by residential real estate. We focus on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. We originate our loans primarily through independent mortgage brokers across the United States and, to a lesser extent, through our direct sales force in our retail offices. We primarily sell our loans in whole loan sales or we securitize our loans.

On May 4, 2004, we formed a Maryland real estate investment trust, Accredited Mortgage Loan REIT Trust (the “REIT”), for the purpose of acquiring, holding and managing real estate assets. All of the outstanding common shares of beneficial interest of the REIT are held by Accredited Home Lenders, Inc., which in turn is a wholly owned subsidiary of Accredited Home Lenders Holding Co. Our intention is to hold all loans held for investment and related securitized bond financing activities in this trust. The REIT intends to elect to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the REIT will generally not be subject to federal or state income tax to the extent that it timely distributes its taxable income to its shareholders and satisfies the real estate investment trust requirements and certain asset, income and share ownership tests are met.

Revenue Model

Our operations generate revenues in three ways:

•	Interest income. We have two primary components to our interest income. We generate interest income over the life of the loan on the loans we have securitized in structures that require financing treatment. This interest is partially offset by the interest we pay on the bonds that we issue to fund these loans. We also generate interest income on loans held for sale and for securitization from the time we originate the loan until the time we sell or securitize the loan. This interest income is partially offset by our borrowing costs under our warehouse credit facilities used to finance these loans.

•	Gain on sale of loans. We generate gain on sale of loans by selling the loans we originate for a premium.

•	Loan servicing income. Our loan servicing income represents all contractual and ancillary servicing revenue for loans we service for others, net of subservicing costs, some of our own servicing costs and amortization of mortgage servicing rights. Subservicing costs are the amounts we pay to others to service loans on our behalf.

Our revenues also include net gain or loss on mortgage-related securities and derivatives, on our loans held for sale, and some of our loans held for investment, which reflect changes in the value of these instruments based on market conditions.

While we currently generate the majority of our earnings and cash flows from whole loan sales, we intend to increase the percentage of our earnings and cash flows received from securitizations whereby we retain an interest in the mortgage loans that we have sold. These transactions will continue to be legally structured as sales, but for accounting purposes may be structured as a financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. This “portfolio-based” accounting more closely matches the recognition of income with the actual receipt of cash payments. Also, such securitization structures are consistent with our strategy to predominantly generate cash-based earnings rather than non-cash gain on sale revenue.

Results Of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Executive Summary

•	Net income was $130.8 million in 2004, or $6.07 per diluted share, an increase of 30.8% from $100.0 million in 2003.
•	This was driven by a 56.1% growth in loan origination volume, from $8.0 billion in 2003 to $12.4 billion in 2004, and an 82.1% growth in our serviced loans from $3.7 billion in 2003 to $6.7 billion in 2004.
•	Growth was achieved by increasing offices by 17 locations, or 37.0%, during 2004 and penetrating new and existing markets through 638 new employees.
•	Whole loan sales of $8.3 billion resulted in gains recorded of $292.5 million, representing an average premium of 3.7% in 2004, versus 4.0% in 2003.
•	Origination costs net of points and fees declined to 1.9% during 2004 from 2.1% during 2003.
•	With our mix of revenue from net interest income after provision increasing from 24.3% of total net revenues in 2003 to 35.4% in 2004, we continued to make progress toward our goal of establishing a more consistent stream of earnings.

Net Revenues

Net revenues and key indicators that affect our net revenues are as follows for the years ended December 31:

	2004	2003	Increase (Decrease)	% Change
		(dollars in thousands)
Interest income(1)	$357,081	$178,982	$178,099	99.5%
Interest expense(2)	(134,211)	(63,562)	(70,649)	111.1%

Net interest income	222,870	115,420	107,450	93.1%
Provision for losses	(56,856)	(33,129)	(23,727)	71.6%

Net interest income after provision	166,014	82,291	83,723	101.7%
Gain on sale of loans	292,451	241,115	51,336	21.3%
Loan servicing income	6,689	7,645	(956)	(12.5)%
Net gain on mortgage-related securities and derivatives	2,356	6,698	(4,342)	(64.8)%
Other income	2,093	782	1,311	167.6%

Total net revenues	$469,603	$338,531	$131,072	38.7%

Net interest income after provision as percentage of net revenues	35.4%	24.3%
Gain on sale of loans as a percentage of net revenues	62.3%	71.2%
Mortgage loan originations	$12,422,190	$7,958,309	$4,463,881	56.1%
Whole loan sales	$8,282,215	$6,061,019	$2,221,196	36.6%
Mortgage loans securitized	$3,269,832	$1,236,187	$2,033,645	164.5%
Average inventory of mortgage loans	$4,842,375	$2,338,383	$2,503,992	107.1%
Interest income as a percentage of average inventory of mortgage loans	7.37%	7.65%
Average outstanding borrowings	$4,643,232	$2,243,688	$2,399,544	106.9%

(1)	Interest income includes prepayment penalty income and gains and losses from hedging activities.
(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.

Interest Income. Interest income increased 99.5% during 2004 from 2003 reflecting the 107.1% increase in our average inventory of mortgage loans during 2004 partially offset by a decrease in weighted average interest rates earned on mortgage loans during 2004 when compared to 2003. The increase in our average inventory of mortgage loans is due to higher loan origination volume during 2004 with an increased percentage of those loans retained on our balance sheet through securitizations as compared to disposition of those loans through whole loan sales. The decrease in our weighted average interest rates reflects a more competitive environment.

We currently expect interest income to increase in 2005 from modest origination growth on our expanded platform. In the future, to the extent we continue to complete new securitizations, our interest income will be higher and our gain on sale revenue will be lower than it would have been otherwise.

Interest Expense. The increase in interest expense during 2004 of 111.1% reflects an increase in our average outstanding borrowings, which increased from $2.2 billion during 2003 to $4.6 billion during 2004, or 106.9% and a net increase in our average borrowing rates. The increase in our average rate on our warehouse lines from 2.82% during 2003 to 3.08% during 2004 was partially offset by lower average rates on our securitizations which decreased from 2.85% during 2003 to 2.75% during 2004.

We currently expect interest expense to increase in 2005 as our borrowings increase to support our expected growth in our loan portfolio.

The components of our net interest margin are as follows for the years ended December 31:

	2004			2003
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(dollars in thousands)
Warehouse:
Interest income	$154,043	$2,121,098	7.26%	$102,610	$1,329,118	7.72%
Interest expense	(61,749)	2,005,828	(3.08)	(35,433)	1,256,156	(2.82)

Spread	92,294		4.18%	67,177		4.90%

Securitizations:
Interest income	203,038	2,721,277	7.46%	76,372	1,009,265	7.57%
Interest expense	(72,462)	2,637,404	(2.75)	(28,129)	987,532	(2.85)

Spread	130,576		4.71%	48,243		4.72%

Net interest margin	$222,870	$4,842,375	4.60%	$115,420	$2,338,383	4.94%

The net interest spread for our warehouse loans declined from 4.90% in 2003 to 4.18% for 2004. This is due to a higher borrowing cost, which is indexed to One-Month LIBOR, and a declining average customer loan rate. This was the result of a flattening yield curve and increased competition from other lenders. This trend may continue if the yield curve flattens further, as suggested by the current forward rates.

The net interest spread for our loans held for investment remained relatively constant for 2004 and 2003 as both income and expenses as a percentage of average balances declined only 0.1%. A decline in the average coupon of loans outstanding was mostly offset by higher prepayment penalties, which resulted in a slight decline in the yield. Cost of borrowings was also slightly lower, even though market interest rates increased, due to a greater mix of variable rate bonds to fixed rate bonds in 2004.

Provision for Losses. The provision for losses is comprised of the following for the years ended December 31:

	2004	2003	Increase (Decrease)	% Change
	(dollars in thousands)
Current year provision for:
Loans held for sale	$8,135	$12,862	$(4,727)	(36.8)%
Loans held for investment	44,008	15,718	28,290	180.0%
Repurchases and real estate owned	4,713	4,549	164	3.6%

Total provision for losses	$56,856	$33,129	$23,727	71.6%

Reserve balance at year end:
Loans held for sale	$17,065	$9,698	$7,367	76.0%
Loans held for investment	60,138	21,761	38,377	176.4%

Total reserve balance on loans	$77,203	$31,459	$45,744	145.4%

Principal balance at year end:
Loans held for sale	$1,805,620	$1,288,630	$516,990	40.1%
Loans held for investment	4,744,433	2,093,900	2,650,533	126.6%

Total principal balance at year end	$6,550,053	$3,382,530	$3,167,523	93.6%

Reserve balance on loans as a percentage of the principal balance at year end	1.2%	0.9%

The 71.6% increase during 2004 in our total provision for losses results from the 93.6% increase during 2004 in our total mortgage loan principal balance. The increase in the total reserve balance on mortgage loans as a percentage of the principal balance outstanding at year end from 0.9% at December 31, 2003 to 1.2% at December 31, 2004 is due primarily to higher default and severity assumptions used in determining our expected losses.

We currently expect our total provision for losses to increase in 2005 commensurate with our average on-balance sheet loan portfolio.

Accredited monitors net interest income after provision as a percentage of net revenues in order to track its progress toward producing more stable, predictable earnings from our loan portfolio. We estimate that this ratio is also representative of the portfolio’s contribution to profitability. The increase in net interest income after provision as percentage of net revenues from 24.3% in 2003 to 35.4% in 2004 reflects the growth in our securitized loan portfolio of 126.6%.

Gain on Sale of Loans. The components of the gain on sale of loans and the calculation of our average whole loan premium are as follows for the years ended December 31:

	2004		2003
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Gross gain on whole loan sales	$308,288		$253,349
Net loss on derivatives	(1,201)		(8,207)
Provision for premium recapture	(3,943)		(2,995)
Net origination points and fees	32,120		36,230
Direct loan origination expenses	(42,813)		(37,262)

Total net gain on sale of loans	$292,451		$241,115

Gross gain on whole loan sales(1)	$308,288	3.7%	$253,349	4.2%
Net loss on derivatives(1)	(1,201)	(0.0)	(8,207)	(0.2)

Net premium received on whole loan sales(1)	$307,087	3.7	$245,142	4.0

Less: Net cost to originate(2)		(1.9)		(2.1)

Net profit margin on whole loan sales		1.8%		1.9%

Whole loan sales	$8,282,215		$6,061,019

(1)	Reflects the cash premium that we receive on our whole loan sales. The percentages are determined by dividing the gain by whole loan sales.
(2)	Net cost to originate loans is defined as total operating expenses, less loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. Refer to our discussion of expenses below for the calculation of this percentage.

Gain on sale of loans increased 21.3% during 2004 from 2003 due to a higher volume of whole loan sales for cash, enabled by higher loan origination volume during 2004. Our average whole loan premiums, however, net of hedging gains and losses, decreased from 4.0% in 2003 to 3.7% in 2004 primarily from lower interest rate margins reflecting price competition in the non-prime mortgage origination market as money costs increased throughout the year.

Loan Servicing Income. Loan servicing income decreased 12.5% during 2004 from 2003 due primarily to lower prepayment penalties collected on our liquidating off-balance sheet portfolio.

Net Gain on Mortgage-Related Securities and Derivatives. Net gain on mortgage-related securities and derivatives decreased $4.3 million during 2004 when compared to 2003. The portion attributable to the net gain on mortgage-related securities decreased $5.4 million during 2004 when compared to 2003. This gain represents the increase in fair value of the residual income from these securities due to stronger cash flow received than anticipated, primarily from lower losses. The decrease in the current year is due primarily to lower balances outstanding during 2004 when compared to 2003.

The portion attributable to the net gain (loss) on derivatives went from a net loss of $1.0 million for 2003, to a net gain of $0.1 million in 2004 due to an increase in overall market interest rates and a lower mortgage related securities balance during 2004 as compared to 2003. Net gain (loss) on derivatives represents the realized and unrealized gain (loss) on the derivatives purchased to manage the interest rate risk associated with our mortgage-related securities.

Operating Expenses. Operating expenses for the years ended December 31 are as follows:

	2004	2003	Increase	% Change
		(dollars in thousands)
Salaries, wages and benefits	$160,822	$112,239	$48,583	43.3%
General and administrative	47,505	36,421	11,084	30.4%
Occupancy	18,332	11,225	7,107	63.3%
Advertising and promotion	13,090	7,230	5,860	81.1%
Depreciation and amortization	10,131	4,854	5,277	108.7%

Total operating expenses	$249,880	$171,969	$77,911	45.3%

Total serviced loans at period end	$6,731,581	$3,695,976	$3,035,605	82.1%
Total number of lease locations at period end	63	46	17	37.0%
Total number of employees at period end	2,694	2,056	638	31.0%

Salaries, Wages and Benefits. Salaries, wages and benefits increased 43.3% during 2004 due to the 31.0% growth in the number of employees during 2004 combined with increased commission and bonus expenses related to higher loan originations and profits.

General and Administrative. General and administrative expenses increased 30.4% during 2004 and reflect the 56.1% increase in loan origination volume, the 82.1% increase in our servicing portfolio, the 37.0% increase in the number of leased locations and the 31.0% increase in the number of employees as compared to 2003.

Occupancy. Occupancy expense increased 63.3% during 2004 due to 37.0% more office sites leased during 2004 as we continue to penetrate new geographic markets, as well as an increase in square footage at some existing sites.

Advertising and Promotion. Advertising and promotion expenses increased 81.1% during 2004 due primarily to increased spending on referrals and leads to support our growth in retail loan originations.

Depreciation and Amortization. Depreciation and amortization increased during 2004 due to additional investments in technology and infrastructure to support the increase in the number of employees and offices during 2004.

Net Cost to Originate. We monitor our net cost to originate mortgage loans as we believe that it provides a measurement of efficiency in our mortgage loan origination process. The calculation of this net cost to originate is as follows for the years ended December 31:

	2004	2003	% Change
	(dollars in thousands)
Total operating expenses	$249,880	$171,969
Add: deferred direct loan origination expenses(1)	57,113	48,754
Less: servicing cost(2)	(15,344)	(8,660)

Loan origination expenses	291,649	212,063
Less: deferred net origination points and fees(3)	(52,819)	(46,428)

Net cost to originate	$238,830	$165,635	44.2%

Total mortgage loan originations	$12,422,190	$7,958,309	56.1%
Net cost to originate as percentage of volume	1.9%	2.1%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with Financial Accounting Standard No. 91.
(2)	Servicing cost consists of direct expenses and allocated corporate overhead.
(3)	Deferred net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers on all loans originated during the period.

The reduction in our net cost to originate mortgage loans as a percentage of total mortgage loan origination volume from 2.1% in 2003 to 1.9% in 2004 is a result of the 56.1% increase in mortgage loan origination volume that outpaced our 44.2% increase in net cost to originate. A reduction in origination expenses per loan was partially offset by less points and fees.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 38.8% for 2004 compared with 40.0% for 2003. The decrease in the effective tax rate is due primarily to the fact that dividends paid by the REIT to the preferred shareholders of the REIT are not subject to federal or state tax at the corporate level. This benefit will continue to reduce the effective tax rate in future years. The two major components of our effective tax rate are the Federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. Changes in the effective state tax rate occur due to changes in our business activities in various states, the various states’ tax structures and rates, causing a slight benefit in 2004 when compared to 2003.

REIT Operating Results. Net revenues for the REIT were $56.2 million for the period from inception, May 4, 2004, to December 31, 2004, resulting primarily from net interest income after provision for losses from securitizations completed during the year or contributed from AHL. The REIT incurred expenses of $7.2 million for the same period related to servicing and management fees charged by AHL in accordance with an administration and servicing agreement between the two parties. Resulting net income for the same period was $49.1 million.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Executive Summary

•	Net income was $100.0 million for 2003, or $4.97 per diluted share, an increase of 247% from $28.8 million in 2002.

•	This was driven by an 85.0% growth in origination volume from $4.3 billion in 2002 to $8.0 billion in 2003, and a 62.9% growth in our serviced loans from $2.3 billion in 2002 to $3.7 billion in 2003.

•	Growth was achieved by increasing offices by 15 locations, or 48.4%, during 2003 and penetrating new and existing markets through 762 new employees.

•	Whole loan sales of $6.1 billion resulted in gains recorded of $241.1 million, representing an average premium of 4.0% 2003.

•	Origination costs net of points and fees improved from 2.3% in 2002 to 2.1% in 2003.

•	With our mix of revenue from net interest income after provision increasing from 14.4% of total net revenues in 2002 to 24.3% in 2003, we made progress toward our goal of establishing a more consistent stream of earnings.

Net Revenues

Net revenues and key indicators that affect our revenues are as follows for the years ended December 31:

	2003	2002	Increase (Decrease)	% Change
		(dollars in thousands)
Interest income(1)	$178,982	$67,861	$111,121	163.7%
Interest expense(2)	(63,562)	(27,891)	(35,671)	127.9%

Net interest income	115,420	39,970	75,450	188.8%
Provision for losses	(33,129)	(17,669)	(15,460)	87.5%

Net interest income after provision	82,291	22,301	59,990	269.0%
Gain on sale of loans	241,115	122,877	118,238	96.2%
Loan servicing income	7,645	8,371	(726)	(8.7)%
Net gain on mortgage-related securities and derivatives	6,698	1,154	5,544	480.4%
Other income	782	516	266	51.6%

Total net revenues	$338,531	$155,219	$183,312	118.1%

Net interest income after provision as percentage of net revenues	24.3%	14.4%
Gain on sale of loans as percentage of net revenues	71.2%	79.2%
Mortgage loan originations	$7,958,309	$4,302,891	$3,655,418	85.0%
Whole loan sales	$6,061,019	$3,044,890	$3,016,129	99.1%
Mortgage loans securitized	$1,236,187	$749,215	$486,972	65.0%
Average inventory of mortgage loans	$2,338,383	$776,501	$1,561,882	201.1%
Interest income as a percentage of average inventory of mortgage loans	7.65%	8.74%
Average outstanding borrowings	$2,243,688	$755,581	$1,488,107	196.9%

(1)	Interest income includes prepayment penalty income and gains and losses from hedging activities.
(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.

Interest Income. Interest income increased 163.7% during 2003 reflecting the 201.1% increase in our average inventory of mortgage loans during 2003, partially offset by a decrease in weighted average interest rates earned on mortgage loans during 2003 when compared to 2002. Our average inventory of mortgage loans increased as we increased loan production volume and completed five securitizations of $2.0 billion of mortgage loans from July 2002 through the end of 2003 that are accounted for as financings. The decrease in our weighted average interest rate reflects the decline in general market rates over this period.

Interest Expense. The increase in interest expense during 2003 of 127.9% reflects an increase in our average outstanding borrowings, which increased from $0.8 billion during 2002 to $2.2 billion during 2003, or 196.9%, partially offset by a net decrease in our average borrowing rates. Our average rate on our warehouse lines decreased from 3.59% during 2002 to 2.82% during 2003 and our average rates on our securitizations decreased from 4.13% during 2002 to 2.85% during 2003.

The components of the net interest margin are as follows for the years ended December 31:

	2003			2002
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
			(dollars in thousands)
Warehouse:
Interest income	$102,610	$1,329,118	7.72%	$55,756	$641,534	8.69%
Interest expense	(35,433)	1,256,156	(2.82)	(22,006)	613,280	(3.59)

Spread	67,177		4.90%	33,750		5.10%

Securitizations:
Interest income	76,372	1,009,265	7.57%	12,104	134,967	8.97%
Interest expense	(28,129)	987,532	(2.85)	(5,884)	142,301	(4.13)

Spread	48,243		4.72%	6,220		4.84%

Net interest margin	$115,420	$2,338,383	4.94%	$39,970	$776,501	5.15%

The net interest spread for our warehouse loans decreased from 5.10% in 2002 to 4.90% in 2003. This is due to a larger decline in the yield than the cost of borrowing. The yield declined due to a lower average customer loan rate, and less accretion income on declining mortgage-related securities. The borrowing cost declined primarily due to the lower LIBOR rates, which is the index for these costs.

The net interest spread for our loans held for investment declined from 4.84% in 2002 to 4.72% in 2003 due to mostly offsetting declines in both the yield and borrowing costs. The yield declined due to a lower average customer loan rate and losses from hedge activity versus gains the prior year. Cost of borrowings declined due to lower rates on bonds and less accrued interest expense in the month of securitizations.

Provision for Losses. The provision for losses is comprised of the following for the years ended December 31:

	2003	2002	Increase (Decrease)	% Change
		(dollars in thousands)
Current year provision for:
Loans held for sale	$12,862	$6,309	$6,553	103.9%
Loans held for investment	15,718	4,550	11,168	245.5%
Repurchases and real estate owned	4,549	6,810	(2,261)	(33.2)%

Total provision for losses	$33,129	$17,669	$15,460	87.5%

Reserve balance at year end:
Loans held for sale	$9,698	$6,885	$2,813	40.9%
Loans held for investment	21,761	4,550	17,211	378.3%

Total reserve balance on loans	$31,459	$11,435	$20,024	175.1%

Principal balance at year end:
Loans held for sale	$1,288,630	$977,508	$311,122	31.8%
Loans held for investment	2,093,900	738,390	1,355,510	183.6%

Total principal balance at year end	$3,382,530	$1,715,898	$1,666,632	97.1%

Reserve balance on loans as a percentage of the principal balance at year end	0.9%	0.7%

The 87.5% increase during 2003 in our total provision for losses reflects the 97.1% increase during 2003 in our total mortgage loan principal balance. The increase in the total reserve balance on mortgage loans as a percentage of the principal balance outstanding at year end from 0.7% at December 31, 2002 to 0.9% at December 31, 2003 is due primarily to higher default and severity assumptions used in determining our expected losses in addition to a higher mix of loans held for investment to loans held for sale.

The increase in net interest income after provision as percentage of net revenues from 14.4% in 2002 to 24.3% in 2003 reflects the growth in our securitized loan portfolio of 183.6%.

Gain on Sale of Loans. The components of the gain on sale of loans and the calculation of our average whole loan premium are as follows for the years ended December 31:

	2003		2002
	Amount	Percentage	Amount	Percentage
		(dollars in thousands)
Gross gain on whole loan sales	$253,349		$140,459
Gain on sale of loans with retained interests	—		1,423
Net loss on derivatives	(8,207)		(20,101)
Provision for premium recapture	(2,995)		(1,099)
Net origination points and fees	36,230		21,916
Direct loan origination expenses	(37,262)		(19,721)

Total net gain on sale of loans	$241,115		$122,877

Gross gain on whole loan sales(1)	$253,349	4.2%	$140,459	4.6%
Net loss on derivatives(1)	(8,207)	(0.2)	(20,101)	(0.6)

Net premium received on whole loan sales(1)	$245,142	4.0	$120,358	4.0

Less: Net cost to originate(2)		(2.1)		(2.3)

Net profit margin on whole loan sales		1.9%		1.7%

Whole loan sales	$6,061,019		$3,044,890

(1)	We also consider the cash premium that we receive on our whole loan sales as a measure of profitability. The percentages are determined as a percentage of whole loan sales.
(2)	Net cost to originate loans is defined as total operating expenses, less loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. Refer to our discussion of expenses below for the calculation of this percentage.

Gain on sale of loans increased 96.2% during 2003 from 2002 due to a higher volume of whole loan sales for cash, enabled by higher loan origination volume during 2003. Our average whole loan premiums, net of hedging gains and losses, remained the same at 4.0% in both 2003 and 2002.

Loan Servicing Income. Loan servicing income decreased 8.7% during 2003 and reflects a decrease in prepayment penalties collected on our liquidating off-balance sheet securitizations during 2003 as compared to 2002.

Net Gain (Loss) on Mortgage-Related Securities and Derivatives. Net gain on mortgage-related securities and derivatives increased $5.5 million during 2003 from 2002. The portion attributable to the net gain on mortgage-related securities decreased $0.2 million during 2003 to $7.6 million from $7.8 million for 2002. This gain represents the increase in fair value of the residual income from these securities. The gain for both years was due to declining interest rates and favorable cash flows versus prior expectations.

The portion attributable to net loss on derivatives decreased $5.7 million to $1.0 million during 2003 from $6.7 million for 2002 due to a lower rate of decline in LIBOR rates during 2003 as compared to 2002.

Operating Expenses. Operating expenses for the years ended December 31 are as follows:

	2003	2002	Increase	% Change
	(dollars in thousands)
Salaries, wages and benefits	$112,239	$74,664	$37,575	50.3%
General and administrative	36,421	19,195	17,226	89.7%
Occupancy	11,225	6,949	4,276	61.5%
Advertising and promotion	7,230	3,821	3,409	89.2%
Depreciation and amortization	4,854	2,595	2,259	87.1%

Total operating expenses	$171,969	$107,224	$64,745	60.4%

Total serviced loans at period end	$3,695,976	$2,268,498	$1,427,478	62.9%
Total number of lease locations at period end	46	31	15	48.4%
Total number of employees at period end	2,056	1,294	762	58.9%

Salaries, Wages and Benefits. Salaries, wages and benefits increased 50.3% during 2003 from 2002 due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits.

General and Administrative. General and administrative expenses increased 89.7% during 2003 and reflects the 85.0% increase in loan origination volume, the 62.9% increase in our servicing portfolio, the 48.4% increase in our number of leased locations and the 58.9% increase in the number of employees as compared to 2002.

Occupancy. Occupancy expense increased 61.5% during 2003 and reflects the 48.4% growth in the total number of office sites as we continue to penetrate in new geographic markets, as well as an increase in square footage at some existing sites.

Advertising and Promotion. Advertising and promotion expenses increased 89.2% during 2003 due primarily to increased spending on referrals and leads to support our growth in retail loan originations.

Depreciation and Amortization. Depreciation and amortization increased during 2003 due to additional investments in technology and infrastructure to support the increase in the number of employees and offices during 2003.

Net Cost to Originate. The calculation of this net cost to originate is as follows for the years ended December 31:

	2003	2002	% Change
	(dollars in thousands)
Total operating expenses	$171,969	$107,224
Add: deferred direct loan origination expenses(1)	48,754	25,724
Less: servicing cost(2)	(8,660)	(4,946)

Loan origination expenses	212,063	128,002
Less: deferred net origination points and fees(3)	(46,428)	(30,530)

Net cost to originate	$165,635	$97,472	69.9%

Total mortgage loan originations	$7,958,309	$4,302,891	85.0%
Net cost to originate as percentage of volume	2.1%	2.3%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with Financial Accounting Standard No. 91.
(2)	Servicing cost consists of direct expenses and allocated corporate overhead.
(3)	Deferred net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers on all loans originated during the period.

The reduction in our net cost to originate mortgage loans as a percentage of total mortgage loan origination volume from 2.3% in 2002 to 2.1% in 2003 is a result of the 85.0% increase in mortgage loan origination volume that outpaced our 69.9% increase in net cost to originate.

Income Taxes. The provision for income taxes as percentage of pre-tax income remained the same at 40.0% for both 2003 and 2002.

Liquidity And Capital Resources

As a mortgage banking company, our cash requirements include the funding of mortgage loan originations, interest expense on and repayment of principal on warehouse credit facilities and securitization bond financing, operational expenses, servicing advances, hedging margin requirements, and tax payments. Our cash requirements also included the funding of quarterly dividends on preferred shares issued by our REIT subsidiary. We fund these cash requirements with cash received from loan sales, borrowings under warehouse credit facilities and securitization bond financing secured by mortgage loans, cash distributions from our mortgage-related securities, interest collections on loans held for sale and loans held for investment, servicing fees and other servicing income, and points and fees collected from the origination of loans.

Our liquidity strategy is to maintain sufficient and diversified warehouse credit facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to maintain the ability to execute our own securitizations. This provides us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate. Net cash used in operating activities totaled $3.9 billion, $1.8 billion and $1.2 billion during 2004, 2003 and 2002, respectively. The negative cash flow for these years reflects primarily our funding of loans held for sale and investment that are either not entirely sold in the same period or financed with proceeds reported in our cash flows from financing activities.

We use our various warehouse credit facilities to finance the actual funding of our loan originations. We then sell or securitize our mortgage loans generally within one to four months from origination and pay down the warehouse credit facilities with the proceeds. At December 31, 2004, we had voluntary and recoverable warehouse line paydowns of $200.8 million that increased our warehouse line availability by a corresponding amount. These voluntary and recoverable warehouse line paydowns plus cash of $35.2 million brought our total liquidity to $236.0 million at December 31, 2004. The majority of our current warehouse credit facilities are committed lines, which means that the lender is obligated to fund up to the committed amount subject to our meeting various financial and other covenants. A portion of one of our warehouse lines is, and in the future some may be, uncommitted, which means that the lender may fund the uncommitted amount at its discretion. The majority of our current warehouse credit facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documents. Our warehouse credit facilities generally have a one-year term.

Except as otherwise noted below, all of our warehouse credit facilities accrue interest at a rate based upon One-Month LIBOR plus a specified spread and as of March 30, 2005 have other material terms and features as follows:

Warehouse Lender	Committed Amount	Uncommitted Amount	Total Facility Amount	Portion Available for Wet Funding	Expiration Date
		(in millions)
Lehman Brothers Bank, FSB	$500	$—	$500	$110	Jul 30, 2005
Residential Funding Corporation	300	—	300	150	Apr 15, 2005
Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc	650	—	650	100	May 27, 2005
HSBC Mortgage Services Warehouse Lending Inc.	40	—	40	40	Aug 31, 2005
IXIS Real Estate Capital Inc. (CDC)	600	—	600	240	Nov 7, 2005
Credit Suisse First Boston Mortgage Capital LLC	500	100	600	240	Dec 8, 2005
Goldman Sachs Mortgage Company	660	—	660	120	Dec 15, 2006
Merrill Lynch Mortgage Capital Inc	650	—	650	260	Oct 7, 2005

Total	$3,900	$100	$4,000	$1,260

Most of our credit facilities include sublimits for aged and delinquent loans, as well as for real estate owned (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure).

Our warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if we default under one facility, it would generally trigger a default under our other facilities. As of December 31, 2004, we were in compliance with all covenant requirements for each of the facilities.

We are currently working on implementing an asset-backed commercial paper facility which, if consummated, we expect to provide us with warehouse financing at lower cost than, and otherwise on terms and conditions generally as favorable as or better than, under our current warehouse credit facilities. We cannot predict when or guarantee that this facility will be implemented.

In August 2004, the REIT closed the public offering of 3,400,000 shares of the REIT’s 9.75% Series A Perpetual Cumulative Preferred Shares. The preferred shareholders will receive cumulative dividends of $2.4375 per share annually, which is the equivalent of 9.75% of the $25.00 per share liquidation preference and face value per share. The REIT may not redeem the preferred shares prior to September 30, 2009, except upon the occurrence of a specific tax or investment company event.

In September 2004, the underwriters of the above mentioned public offering purchased an additional 100,000 preferred shares pursuant to the exercise of their over-allotment option. In October 2004, the REIT closed a reopened public offering of 593,678 additional preferred shares. The REIT has primarily used the net proceeds from the offerings, which totaled $97.9 million during 2004, to invest in mortgage assets through securitization transactions.

On September 9, and December 2, 2004, the REIT’s board of trustees declared quarterly cash dividends on the preferred shares at the rate of $0.3317 and $0.609375 per share, respectively. The $1.2 million and $2.5 million in cash dividends were paid on September 30, and December 31, 2004, to preferred stockholders of record at the close of business on September 15, and December 15, 2004, respectively.

At December 31, 2004 the REIT had cash of $4.0 million after paying its annual distribution of $50.0 million to Accredited, it’s sole common shareholder. Net cash provided by operating activities totaled $43.0 million from inception, May 4, 2004, to December 31, 2004.

On February 24, 2005, Accredited closed a securitization containing $917.2 million of first priority residential mortgage loans through the REIT. The securitization utilized a senior/subordinated structure consisting of five classes of senior notes and six classes of subordinated notes with original principal balances totaling $903.5 million and a final stated maturity date of April 2035. Proceeds from the sale of the notes were approximately $900.1 million, or 99.63% of the original principal balance, before deducting expenses. The securitization is structured as a financing; therefore, both the mortgage loans and the debt represented by the notes will remain on Accredited’s consolidated balance sheet. Accredited used the proceeds from the securitization primarily to repay warehouse financing for the mortgage loans.

On March 3, 2005, the REIT’s board of trustees declared quarterly cash dividends on the preferred shares at the rate of $0.609375 per share. The $2.5 million in cash dividends will be paid on March 31, 2005, to preferred stockholders of record at the close of business on March 15, 2005.

AHLHC irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. AHLHC’s guarantee is subordinated in right of payment to AHLHC’s indebtedness, on parity with the most senior class of AHLHC’s preferred stock and senior to AHLHC’s common stock. At December 31, 2004, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at December 31, 2004, the REIT’s current annual dividend obligation totals $10.0 million.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

Market Risk

Market risks generally represent the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Our market risk relates primarily to interest rate fluctuations. We may be directly affected by the level of and fluctuations in interest rates, which affect the spread between the rate of interest received on our mortgage loans and the related financing rate. Our profitability could be adversely affected during any period of unexpected or rapid changes in interest rates, by impacting the value of loans held for sale, loans held for investment and loans sold with retained interests. A significant change in interest rates could also change the level of loan prepayments, thereby adversely affecting our long-term net interest income and servicing income.

The objective of interest rate risk management is to control the effects that interest rate fluctuations have on the value of our assets and liabilities. Our management of interest rate risk is intended to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) on mortgage-related securities, the market value of loans held for sale and the net interest on loans held for investment due to changes in the current market rate of interest.

We use several reports and risk management strategies to monitor, evaluate, and manage the risk profile of our loan portfolio in response to changes in the market risk. We cannot assure you, however, that we will adequately offset all risks associated with our loan portfolio.

As part of Accredited’s interest rate management process, Accredited uses derivative financial instruments such as Eurodollar futures and options on Eurodollar futures. In connection with five of the securitizations structured as financings, Accredited entered into interest rate cap agreements. In connection with one of the securitizations structured as financings in 2004, Accredited entered into an interest rate swap agreement. It is not Accredited’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

Accredited designates certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, Accredited evaluates the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains adequate correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair market value of mortgage loans held for sale, Accredited is using derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and mortgage loans are recognized in the consolidated statement of operations in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale recognized as a result of hedge accounting is reversed at the time the mortgage loans are sold. The net amount recorded in the consolidated statement of operations is referred to as hedge ineffectiveness. During the third quarter of 2004, Accredited implemented the use of cash flow hedging on its securitization debt under SFAS No. 133. Pursuant to SFAS No. 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recorded into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the consolidated statements of operations in the period in which the changes occur or when such instruments are settled.

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our mortgage loans held for sale, loans held for investment and the fair value of our mortgage-related securities and related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive financial assets and liabilities have been included within the sensitivity analysis presented. Accredited models the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our loans as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. Accredited is exposed to interest rate risk from the time the loans are funded to the time the loans are settled because the interest paid on the various warehouse facilities is based on the spot One-Month LIBOR rate. The interest rate risk associated with the interest expense paid on the various warehouse facilities has been included based on the average holding period from the time of funding to settlement. Changes in the fair value of our derivative positions with optionality have been included based on a immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of December 31, 2004:

	+50 bp	+100 bp	-50 bp	-100 bp
		(in thousands)
Change in fair value of mortgage loans committed and held for sale	$(20,633)	$(40,918)	$20,992	$42,355
Change in fair value of derivatives related to mortgage loans committed and held for sale	18,535	37,070	(18,535)	(37,070)
Change in fair value related to warehouse debt	(1,837)	(3,675)	1,837	3,675
Change in fair value of mortgage-related securities and securitized loans subject to portfolio-based accounting	(28,928)	(57,293)	29,576	59,798
Change in fair value of derivatives related to mortgage-related securities and securitized loans subject to portfolio-based accounting	23,007	46,392	(21,706)	(42,928)

Total	$(9,856)	$(18,424)	$12,164	$25,830

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

The following table summarizes our contractual obligations, excluding future interest, at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Warehouse credit facilities	$2,204,860	$2,204,860	$—	$—	$—
Securitization bond financing(1)	3,957,073	1,196,065	1,811,191	569,467	380,350
Operating lease obligations	42,498	10,943	18,092	10,698	2,765

Total	$6,204,431	$3,411,868	$1,829,283	$580,165	$383,115

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes and the assets sold to these issuers are not available to satisfy claims of Accredited’s creditors. The noteholders recourse is limited to the pledged collateral.

Off-Balance Sheet Financing Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our borrowers. These financial instruments primarily represent commitments to individual borrowers to fund their loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the statement of financial position. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various conditions. These commitments totaled $422.9 million as of December 31, 2004.

During 2000, Accredited executed its own securitization structured as a sale of $174.7 million of mortgage loans originated or acquired by Accredited. The senior securities were sold to third parties, and Accredited retained a subordinated residual interest. As the residual interest holder, Accredited is entitled to the excess cash flows consisting of the interest paid by the obligors of the underlying mortgage loans, less the sum of the interest payable to the senior security holders, servicing and other fees, insurance fees and credit losses on the underlying mortgage loans to the extent such losses are not covered by a primary mortgage insurance policy which insures certain of the underlying mortgage loans. Accredited’s receipt of such excess cash flows is delayed to the extent that such securitization provides credit enhancement to the senior security holders by requiring the retention in a reserve account and/or the distribution to the senior security holders, as an accelerated amortization of the principal balance of their securities, of certain amounts otherwise payable to Accredited as the residual interest holder. Accredited does not have any recourse obligation for credit losses, except to the extent of Accredited’s retained residual interests, which at December 31, 2004, totaled $3.9 million. The securitization agreements provide that if delinquencies or losses on the underlying mortgage loans exceed certain maximums, the required levels of credit enhancement would be increased.

During 2002, 2001 and 2000, Accredited sold to a third-party investor (and former related party), $75.8 million, $299.8 million and $321.0 million, respectively, of mortgage loans originated or acquired by Accredited. At December 31, 2002, the related party had a beneficial ownership interest in Accredited related to a convertible debt facility that existed at that date. Subsequently, all ownership and beneficial ownership interest were sold in connection with the Offering in 2003, ceasing the related party relationship. The loans were sold pursuant to three separate commitments, each for a twelve-month period different from the calendar year. Pursuant to the agreement with the investor, Accredited is entitled to receive payments based upon the amount of excess cash flows generated by Accredited’s sold loans under each commitment. The excess cash flows consist of the interest paid by the obligors of Accredited’s sold loans, less the sum of a specified yield payable to the investor, servicing fees and credit losses on Accredited’s sold loans. In general, if credit losses result in a negative excess cash flow, Accredited is obligated to pay the shortfall to the investor; provided, that Accredited is not obligated to reimburse the investor for credit losses in excess of 10% of the aggregate outstanding principal balance of the mortgage loans purchased by the investor under each commitment. The aggregate outstanding principal balance of the mortgage loans totaled $146.1 million at December 31, 2004. Accredited is also entitled to all prepayment penalties collected, as long as the rate of prepayments stay below certain thresholds. Should the thresholds be exceeded, then Accredited must share the prepayment penalties collected with the investor.

Activity in mortgage-related securities was as follows for the years ended December 31:

	2004	2003	2002
	(in thousands)
Unrealized gain on sale	—	—	820
Net unrealized gains from revaluations	1,954	7,955	7,842
Interest accretion	514	793	3,861
Cash collected, net of credit losses	2,445	13,412	26,457

AHLHC irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. AHLHC’s guarantee is subordinated in right of payment to AHLHC’s indebtedness, on parity with the most senior class of AHLHC’s preferred stock and senior to AHLHC’s common stock. At December 31, 2004, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at December 31, 2004, the REIT’s current annual dividend obligation totals $10.0 million.

Inflation

Inflation affects us most significantly in the area of loan originations by affecting interest rates. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation) and decrease during periods of low inflation. Inflation did not have a material impact on our operations during 2004, 2003 or 2002.

Critical Accounting Policies

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

During 2004, 2003 and 2002, we completed four, three and two securitizations, respectively, structured as financings. The transactions were legally structured as sales of mortgage loans, but for accounting purposes were treated as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. When we enter into a securitization structured as a financing, the loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction.

Gain on sale revenue is recorded at the time we sell loans or securitize loans in transactions structured as a sale, but not when we securitize loans in a transaction structured as a financing. Accordingly, our financial results are significantly impacted by the timing of our loan sales and the securitization structure we may elect to implement. If we hold a significant pool of loans at the end of a reporting period, those loans will remain on our balance sheet, along with the related debt used to fund the loans. The revenue that we generate from those loans will not be recorded until the subsequent reporting period when we sell the loans. If we elect to complete a securitization structured as a financing rather than a transaction that would generate gain on sale revenue, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise. A number of factors influence the timing of our loan sales, our targeted disposition strategy and the whole loan sale premiums we receive, including the current market demand for our loans, the quality of the loans we originate, the sufficiency of our loan documentation, liquidity needs, and our strategic objectives. Our management has, from time to time, delayed the sale of loans to a later period, and may do so again in the future.

Estimates

The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, our management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates. The following areas require significant judgments by management:

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

Provisions for Losses

We provide market valuation adjustments on certain nonperforming loans, other loans we hold for sale and real estate owned. These adjustments are based upon our estimate of expected losses, calculated using loss severity and loss frequency rate assumptions, and are based upon the value that we could reasonably expect to obtain from a sale, other than in a forced or liquidation sale. An allowance for losses on mortgage loans held for investment is recorded in an amount sufficient to maintain appropriate coverage for probable losses on such loans. The provision for losses also includes net losses on real estate owned. We also accrue for liabilities associated with loans sold, which we may be requested to repurchase due to breaches of representations and warranties and early payment defaults. We periodically evaluate the estimates used in calculating expected losses, and adjustments are reported in earnings. As these estimates are influenced by factors outside of our control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change.

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

Interest Rate Risk, Derivatives and Hedging

We regularly originate, securitize and sell fixed and variable rate loans. We face three primary types of interest rate risk: during the period from approval of a loan application through loan funding; on our loans held for sale from the time of funding to the date of sale; and on the loans underlying our mortgage-related securities and on our loans held for investment subject to portfolio-based accounting.

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

The interest rate risk on the loans underlying our mortgage-related securities and on our loans held for investment subject to portfolio-based accounting exists because some of these loans have fixed interest rates for a period of two, three or five years while the rate passed through to the investors in the mortgage-related securities and the holders of the securitization bonds is based upon an adjustable rate. We also have interest rate risk for six month adjustable loans and when the loans become adjustable after their two, three or five year fixed rate period. This is due to the loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds. Our use of derivatives is intended to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) on the mortgage-related securities and changes in the cash flows of our loans held for investment subject to portfolio-based accounting due to changes in LIBOR rates.

As part of our interest rate management process, we use derivative financial instruments such as interest rate swaps and caps, Eurodollar futures and options on Eurodollar futures. In connection with the securitizations structured as financings, we have entered into interest rate cap agreements and interest rate swap agreements. We do not use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

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

During the third quarter 2004, we implemented the use of cash flow hedge accounting on our securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income, and the ineffective portion be reported in current earnings. For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur or when such instruments are settled.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which also supersedes APB 25, Accounting for Stock Issued to Employees. The revised standard eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and eliminates the disclosure only provisions of SFAS No. 123. The revision requires the recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards and applies to all stock options and awards granted after June 30, 2005 and requires the recognition of compensation expense in the financial statements for all share-based payment transactions subsequent to that date. The revision also requires the prospective recognition of compensation expense in the financial statements for all unvested options as of July 1, 2005. Adoption of this standard on July 1, 2005 will have a negative impact on our earnings.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2004 and December 31, 2003 and for each of the three years in the period ended December 31, 2004 and the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP, are included in this Form 10-K beginning on page F-1. We have fully and unconditionally guaranteed certain payments in respect of approximately $102.3 million in aggregate liquidation preference of 9.75% Series A Perpetual Cumulative Preferred Shares issued by Accredited Mortgage Loan REIT Trust (the “REIT”), one of our subsidiaries. In accordance with the rules of the Securities and Exchange Commission, audited financial statements of the REIT as of December 31, 2004 and for the period from inception (May 4, 2004) to December 31, 2004, are also included in this Form 10-K beginning on page F-33.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Accredited maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of Accredited’s disclosure controls and procedures as of the end of the period covered by this report conducted by Accredited’s management, the Chief Executive and Chief Financial Officers believe that, solely because of the material weakness in our internal control over financial reporting described below, these controls and procedures were ineffective to ensure that Accredited is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including Accredited’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Based on the evaluation described above, our management concluded that a material weakness existed in our internal control over financial reporting as of December 31, 2004. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of their assessment, our management identified the following material weakness: As of December 31, 2004, we did not maintain effective operation of internal control over the application of U.S. generally accepted accounting principles, which resulted in a material adjustment to our consolidated statement of cash flows for the year ended December 31, 2004. The adjustment recorded was to properly classify cash used for origination of mortgage loans of $3.6 billion from cash flows from investing activities to cash flows from operating activities for the year ended December 31, 2004. As a result, cash used in operating activities was increased and cash used in investing activities was decreased by $3.6 billion on the statement of cash flows.

Our management has concluded that because of the material weakness described above, as of December 31, 2004, our internal control over financial reporting is ineffective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Accredited Home Lenders Holding Co.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Accredited Home Lenders Holding Co. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2004, in the preparation of the Company’s consolidated Statements of Cash Flows for the year ending December 31, 2004, the Company did not maintain effective operation of internal control over the application of accounting principles generally accepted in the United States of America. As a result, an adjustment was recorded to properly classify cash used for origination of mortgage loans of $3.6 billion from cash flows from investing activities to cash flows from operating activities for the year ended December 31, 2004. Cash used in operating activities was increased and cash used in investing activities was decreased by $3.6 billion on the Statement of Cash Flows. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 30, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

March 30, 2005

San Diego, California

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Except as set forth in the next sentence, the information required by this item is incorporated by reference from the information under the captions “Proposal No. 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Accredited’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with Accredited’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”). Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

I TEM 11. Executive Compensation

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

2. Financial Statement Schedules

All such schedules have been omitted because the information required to be set forth therein is not applicable or is provided elsewhere.

3. Exhibits

For a list of exhibits filed with this Annual Report on Form 10-K, refer to the Exhibit Index beginning on page 61.

(b) Exhibits

For a list of exhibits filed with this Annual Report on Form 10-K, refer to the Exhibit Index beginning on page 61.

(c) Financial Statement Schedules

All such schedules have been omitted because the information required to be set forth therein is not applicable or is provided elsewhere.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES A. KONRATH James A. Konrath	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2005

/s/ JOSEPH J. LYDON Joseph J. Lydon	President, Chief Operating Officer and Director	March 30, 2005

/s/ JOHN S. BUCHANAN John S. Buchanan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005

/s/ RAY W. MCKEWON Ray W. McKewon	Executive Vice President, Secretary and Director	March 30, 2005

/s/ JAMES H. BERGLUND James H. Berglund	Director	March 30, 2005

/s/ GARY M. ERICKSON Gary M. Erickson	Director	March 30, 2005

/s/ BOWERS W. ESPY Bowers W. Espy	Director	March 30, 2005

/s/ JODY A. GUNDERSON Jody A. Gunderson	Director	March 30, 2005

/s/ RICHARD T. PRATT Richard T. Pratt	Director	March 30, 2005

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Second Amended and Restated Investors’ Rights Agreement.

4.3(4)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of August 12, 2004.

4.4(5)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of October 6, 2004.

10.1(6)	1998 Stock Option Plan of AHL and standard forms of agreement.

10.2(3)	1995 Stock Option Plan of AHL and standard forms of agreement.

10.3(3)	1995 Executive Stock Option Plan of AHL and standard forms of agreement.

10.4(7)	2002 Stock Option Plan of the Registrant.

10.5(2)	2002 Employee Stock Purchase Plan of the Registrant.

10.8(7)	Form of Indemnity Agreement to be entered into between the Registrant and each of its executive officers and directors.

10.9(8)	Warehouse Credit, Term Loan and Security Agreement between AHL and Residential Funding Corporation dated as of March 17, 1999, and as amended.

10.10(8)	Loan and Security Agreement between AHL and Residential Funding Corporation dated as of March 17, 1999, and as amended.

10.11(8)	Floating-Rate Convertible Debenture issued to Residential Funding Corporation on March 17, 1999.

10.12(7)	Office Lease between AHL and MBL Life Assurance Corporation, dated August 29, 1995 and as amended through October 19, 1999.

10.13(7)	Carmel Mountain Distribution Center Multi-Tenant Industrial Net Lease between AHL and Calwest Industrial Properties, LLC, dated October 17, 2001 and as amended March 18, 2002.

10.14(7)	Promissory Note issued by Joseph J. Lydon to AHL on June 13, 2002.

10.15(7)	Secured Promissory Note issued by Joseph J. Lydon to AHL on August 1, 2001.

10.16(7)	Stock Pledge Agreement between Joseph J. Lydon and AHL, dated August 1, 2001.

10.17(7)	Stock Redemption Agreement among James A. Konrath, Ray W. McKewon and AHL, dated June 1, 1998.

10.18(7)	Stock Redemption Agreement among James A. Konrath, Ray W. McKewon and AHL, dated August 1, 1999.

10.19(7)	Supplemental Compensation Letter to Joseph J. Lydon dated August 1, 2001.

10.20(2)	Deferred Compensation Plan.

10.21(2)	Deferred Compensation Plan Trust Agreement.

10.22(8)	Stock Purchase Agreement and Registration Rights Agreement, attached as Exhibit A thereto, by and between the Registrant and FBR Asset Investment Corporation.

10.23	Senior Management Incentive Plan of AHL, effective for 2004

10.24	Executive Management Incentive Plan of AHL, effective for 2004

10.25	Administration and Servicing Agreement, dated as of October 1, 2004, between Accredited Mortgage Loan REIT Trust and Accredited Home Lenders, Inc.

12.1	Ratio of Earnings to Fixed Charges.

21.1(3)	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP with respect to Accredited Home Lenders Holding Co.

24.1	Power of Attorney (See page 60).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	Filed with Form 10-k for the fiscal year ended December 31, 2002.
(2)	Filed with amendment number 3 to Registration Statement on Form S-1 (File No. 333-91644) dated November 12, 2002.
(3)	Filed with amendment number 1 to Registration Statement on Form S-1 (File No. 333-91644) dated August 20, 2002.
(4)	Filed with Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.
(5)	Filed with Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.
(6)	Filed with amendment number 4 to Registration Statement on Form S-1 (File No. 333-91644) dated November 26, 2002.
(7)	Filed with Registration Statement on Form S-1 (File No. 333-91644) dated July 1, 2002.
(8)	Filed with amendment number 6 to Registration Statement on Form S-1 (File No. 333-91644) dated January 21, 2003.

ACCREDITED HOME LENDERS HOLDING CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accredited Home Lenders Holding Co.

We have audited the accompanying consolidated balance sheets of Accredited Home Lenders Holding Co. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accredited Home Lenders Holding Co. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP

March 30, 2005

San Diego, California

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(dollars in thousands, except par value and per share amounts)
ASSETS
Cash and cash equivalents	$35,155	$27,119
Restricted cash	4,589	209
Mortgage loans held for sale, net of reserve of $17,065 and $9,698, respectively	1,790,134	1,279,590
Mortgage loans held for investment, net of reserve of $60,138 and $21,761 respectively	4,690,758	2,086,868
Mortgage-related securities	3,715	3,692
Mortgage servicing rights, net	185	1,119
Furniture, fixtures and equipment, net	34,763	20,674
Other receivables	57,658	44,911
Deferred income tax asset	34,250	16,052
Prepaid expenses and other assets	37,170	21,183

Total assets	$6,688,377	$3,501,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Warehouse facilities	$2,204,860	$1,515,195
Securitization bond financing	3,954,115	1,724,389
Income taxes payable	22,310	2,949
Accounts payable and accrued liabilities	46,615	46,661

Total liabilities	6,227,900	3,289,194

COMMITMENTS AND CONTINGENCIES (Note 17)

MINORITY INTEREST IN SUBSIDIARY	97,922	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 21,379,690 shares at December 31, 2004 and 20,366,314 shares at December 31, 2003 (including 585,545 and 326,113, respectively, of restricted stock awarded under the deferred compensation plan)	21	20
Additional paid-in capital	84,281	61,585
Note receivable for common stock	—	(1,250)
Unearned compensation	(12,058)	(5,623)
Accumulated other comprehensive income	2,042	—
Retained earnings	288,269	157,491

Total stockholders’ equity	362,555	212,223

Total liabilities and stockholders’ equity	$6,688,377	$3,501,417

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
REVENUES:
Interest income	$357,081	$178,982	$67,861
Interest expense (including $0, $597 and $5,338, respectively, with a related party)	(134,211)	(63,562)	(27,891)

Net interest income	222,870	115,420	39,970
Provision for losses	(56,856)	(33,129)	(17,669)

Net interest income after provision	166,014	82,291	22,301
Gain on sale of loans (including $0, $2,834 and $1,396, respectively, with a related party)	292,451	241,115	122,877
Loan servicing income	6,689	7,645	8,371
Net gain on mortgage-related securities and derivatives	2,356	6,698	1,154
Other income	2,093	782	516

Total net revenues	469,603	338,531	155,219

OPERATING EXPENSES:
Salaries, wages and benefits	160,822	112,239	74,664
General and administrative expenses	47,505	36,421	19,195
Occupancy	18,332	11,225	6,949
Advertising and promotion	13,090	7,230	3,821
Depreciation and amortization	10,131	4,854	2,595

Total operating expenses	249,880	171,969	107,224

Income before income taxes and minority interest	219,723	166,562	47,995
Income tax provision	85,289	66,547	19,198
Minority interest – dividends on preferred stock of subsidiary	3,656	—	—

Net income	$130,778	$100,015	$28,797

Earnings per common share:
Basic	$6.42	$5.61	$4.99
Diluted	$6.07	$4.97	$1.98
Weighted average shares outstanding:
Basic	20,374	17,825	5,776
Diluted	21,546	20,108	14,629

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Note Receivable for Common Stock	Unearned Compensation	Other Compre- hensive Income	Retained Earnings	Total Stockholders’ Equity	Compre- hensive Income
	Shares	Amount
	(in thousands)
Balance, January 1, 2002	5,689	$6	$1,585	$(1,266)	$(113)	$—	$28,679	$28,891
Common stock issued under employee stock plans	145	—	141	—	—	—	—	141
Stock-based compensation	—	—	625	—	(625)	—	—	—
Amortization of stock-based compensation	—	—	—	—	164	—	—	164
Payment received on note	—	—	—	16	—	—	—	16
Net income	—	—	—	—	—	—	28,797	28,797	$28,797

Balance, December 31, 2002	5,834	6	2,351	(1,250)	(574)	—	57,476	58,009	$28,797

Common stock issued in initial public offering and concurrent private placement, net of offering costs	5,654	6	38,288	—	—	—	—	38,294
Common stock issued upon conversion of preferred stock, convertible debt and warrants	7,631	7	8,106	—	—	—	—	8,113
Common stock issued under employee stock plans	921	1	4,909	—	—	—	—	4,910
Stock-based compensation	—	—	434	—	(434)	—	—	—
Restricted stock issued under deferred compensation plan, net of forfeited shares	326	—	5,415	—	(5,415)	—	—	—
Amortization of stock-based compensation	—	—	—	—	800	—	—	800
Tax benefit on disqualifying stock dispositions	—	—	2,082	—	—	—	—	2,082
Net income	—	—	—	—	—	—	100,015	100,015	$100,015

Balance, December 31, 2003	20,366	20	61,585	(1,250)	(5,623)	—	157,491	212,223	$100,015

Common stock issued under employee stock plans	753	1	5,887	—	—	—	—	5,888
Stock-based compensation	—	—	152	—	(152)	—	—	—
Restricted stock issued under deferred compensation plan, net of forfeited shares	260	—	9,612	—	(9,612)	—	—	—
Amortization of stock-based compensation	—	—	—	—	3,329	—	—	3,329
Tax benefit on disqualifying stock dispositions	—	—	7,045	—	—	—	—	7,045
Payment received on note	—	—	—	1,250	—	—	—	1,250
Unrealized gain on derivatives, net of taxes of $1,325	—	—	—	—	—	2,024	—	2,024	$2,024
Foreign currency translation adjustment	—	—	—	—	—	18	—	18	18
Net income	—	—	—	—	—	—	130,778	130,778	130,778

Balance, December 31, 2004	21,379	$21	$84,281	$—	$(12,058)	$2,042	$288,269	$362,555	$132,820

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,778	$100,015	$28,797
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,131	4,854	2,595
Provision for losses	56,856	33,129	17,669
Minority interest – dividends paid on preferred stock of subsidiary	3,656	—	—
Deferred income tax provision (benefit)	(19,522)	1,023	(10,626)
Unrealized loss (gain) on interest rate risk derivatives	3,564	(6,359)	(9,575)
Other	2,343	249	241
Changes in operating assets and liabilities:
Change in restricted cash	(4,380)	(209)	—
Gross changes in mortgage loans held for sale:
Mortgage loans held for sale originated, net of fees	(12,428,161)	(7,991,250)	(4,315,763)
Cost of loans sold, net of fees	8,253,234	6,065,290	3,111,677
Principal payments received on loans held for sale	73,746	33,807	10,969
Mortgage-related securities	(320)	4,961	13,934
Mortgage servicing rights	933	1,997	1,710
Other receivables	(12,710)	(12,949)	(16,692)
Prepaid expenses and other assets	2,042	6,409	1,108
Income taxes payable	26,406	(1,392)	2,203
Accounts payable and accrued liabilities	(273)	(797)	10,880

Net cash used in operating activities	(3,901,677)	(1,761,222)	(1,150,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on loans held for investment	924,251	212,611	5,844
Capital expenditures	(24,261)	(16,854)	(7,115)

Net cash used in investing activities	899,990	195,757	(1,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warehouse credit facilities	689,666	559,769	423,406
Proceeds from borrowings on residual interest credit facility	—	—	766
Payments of borrowings on residual interest credit facility	—	(6,859)	(8,950)
Proceeds from issuance of securitization bond financing, net of fees	3,178,803	1,229,254	745,282
Payments of securitization bond financing	(960,156)	(243,831)	(11,675)
Payments on capital leases	(12)	(253)	(332)
Proceeds from initial public offering and concurrent private placement, net of offering costs	—	38,294	—
Proceeds from sale of common stock through employee stock plans	5,888	4,910	141
Payments received on note receivable for common stock	1,250	—	16
Proceeds from preferred stock offering of consolidated subsidiary	97,922	—	—
Payment by consolidated subsidiary of preferred stock dividends	(3,656)	—	—

Net cash provided by financing activities	3,009,705	1,581,284	1,148,654
Effect of exchange rate changes on cash	18	—	—

Net increase (decrease) in cash and cash equivalents	8,036	15,819	(3,490)
Beginning balance, cash and cash equivalents	27,119	11,300	14,790

Ending balance, cash and cash equivalents	$35,155	$27,119	$11,300

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Accredited Home Lenders Holding Co. (“AHLHC”), a Delaware corporation, and its wholly owned subsidiaries Accredited Home Lenders, Inc. (“AHL”), AHL’s wholly owned subsidiary Accredited Mortgage Loan REIT Trust (the “REIT”) and the recently formed subsidiary Accredited Home Lenders Canada, Inc. (AHLC), (collectively referred to as “Accredited”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions are eliminated in consolidation.

On February 14, 2003, AHLHC completed an initial public offering (the “Offering”) whereby 9,650,000 shares of its common stock, of which 4,493,022 shares were offered by AHLHC, were sold to the public resulting in gross proceeds of $35.9 million to AHLHC. In addition, AHLHC sold 510,697 shares of its common stock in a concurrent private placement resulting in gross proceeds of $3.8 million to AHLHC. Concurrently, 5,893,546 shares of common stock of AHLHC were issued in exchange for all of the issued and outstanding shares of common stock of AHL as part of a reorganization whereby AHL became a wholly owned subsidiary of AHLHC. The acquisition of AHL has been accounted for at historical cost in a manner similar to a pooling of interests, and the accompanying consolidated financial statements have been prepared assuming the reorganization had occurred as of the first day of the earliest period presented herein. The consolidated financial position and results of operations of Accredited for the periods prior to the date of the reorganization consist of those of AHL.

In March 2003, the underwriters of AHLHC’s Offering purchased an additional 907,500 shares of common stock, of which 649,993 shares were offered by AHLHC, at $7.44 per share upon partial exercise of their over-allotment option pursuant to the Offering, resulting in gross proceeds of $4.8 million to Accredited.

In August 2004, the REIT completed a public offering of 3,400,000 Series A Preferred Shares, and in September 2004 sold an additional 100,000 Series A Preferred Shares pursuant to the exercise of the underwriters’ over-allotment option. The sale of the 3,500,000 Series A Preferred Shares resulted in gross proceeds of $87.5 million to the REIT. In October 2004, the REIT closed the public offering of 593,678 additional Series A Preferred Shares. The sale resulted in an additional $15.0 million of gross proceeds to the REIT.

Accredited engages in the business of originating, financing, securitizing, selling and servicing non-prime mortgage loans secured by residential real estate. Accredited focuses on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. Accredited originates loans primarily based upon the borrower’s willingness and ability to repay the loan and the adequacy of the collateral.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of financial statement presentation, Accredited considers all liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes $4.2 million on deposit in a bank account to cover the risk of loss on its errors and omissions liability insurance coverage at December 31, 2004. Restricted cash also includes $234,000 at December 31, 2004 related to escrow advances at its Canadian subsidiary and $105,000 and $159,000 at December 31, 2004 and 2003, respectively, held on behalf of employees for the Employee Stock Purchase Plan and flexible-spending accounts.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from Accredited, (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) Accredited does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates Accredited to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets.

Mortgage Banking Activities

Accredited derives a portion of its revenue from the sale of loans to various third-party investors under purchase and sale agreements. Loan sales may be either on a servicing retained or released basis and may take the form of a securitization. Accredited may also retain interest-only strips or the right to other excess cash flows. Gains or losses resulting from loan sales are recognized at the time of sale, based on the difference between the net sales proceeds, including retained interests, and the allocated book value of the loans sold. During 2004, 2003 and 2002, Accredited sold $8.3 billion, $6.1 billion and $3.0 billion, respectively, of loans with mortgage servicing rights released.

In the past, Accredited has entered into securitizations structured as sales and retained a residual interest. Accredited also sold loans to a third-party securitizer and retained the right to receive future payments based upon certain excess cash flows (primarily excess interest or prepayment penalties) generated by such loans. The revenue recognized from such transactions included an adjustment for such residual interests or excess cash flows (collectively, “mortgage-related securities”) based upon the net present value of the amount expected to be received from the underlying loans less amounts paid to investors, estimated credit losses, servicing fees, as well as mortgage insurance fees, guarantee fees, and trustee fees for the securitizations. The net present value of the mortgage-related securities is determined based on assumptions for loan prepayments, defaults and other factors that market participants would demand for such financial instruments.

Accredited measures mortgage-related securities like debt securities classified as trading securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, mortgage-related securities are recorded at fair value with any unrealized gains or losses recorded in results of operations in the period of change in fair value. Accredited determines the fair value of mortgage-related securities at origination and at each reporting period by discounting the estimated net future cash flows using assumptions that market participants would use to estimate fair value, including assumptions about interest rates, credit losses, and prepayment speeds. Effective June 30, 2002, Accredited projects estimated losses in valuing mortgage-related securities using a loss curve based upon industry and Accredited’s experience as to the timing and severity of losses. Prior to June 30, 2002, Accredited projected estimated losses based upon a constant periodic loss factor. The impact of this change was not significant to the overall valuation of Accredited’s mortgage-related securities. To Accredited’s knowledge, there is no active market for the sale of such mortgage-related securities; accordingly, Accredited’s estimate of fair value is subjective.

In the ordinary course of business, an investor may request that Accredited refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid in full within a certain amount of time from the date of sale. Accredited records a reserve for estimated premium recapture on loans sold, which is charged to gain on sale of loans.

Mortgage Loans Held for Sale

Loans held for sale are carried at the lower of aggregate cost (including hedge basis adjustments) or market. Market is determined by current investor commitments or, in the absence of such commitments, upon current investor commitments for loans of similar credit quality. Market valuation reserves have been provided on certain non-performing loans and other loans held for sale based upon Accredited’s estimate of probable losses, generally based on Accredited’s loss history for such loans. Valuation adjustments are charged against operations. The market reserve at December 31, 2004 and 2003 was $17.1 million and $9.7 million, respectively.

Loans Held for Investment and Securitization Bond Financing

During 2004 and 2003, Accredited completed a total of four and three securitizations totaling $3.3 billion and $1.2 billion, respectively, structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by Accredited and, Accredited, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the loans remain on the balance sheet (referred to as “loans held for investment”), retained interests are not created, and securitization bond financing replaces the warehouse debt originally associated with the loans held for investment. Accredited records interest income on loans held for investment and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

Accredited periodically evaluates the need for or the adequacy of the allowance for loan losses on its loans held for investment. Provision for loan losses on loans held for investment is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in such portfolio. Accredited defines a loan as non-accruing at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying Accredited’s historical loss experience. Accredited also uses other analytical tools to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments are reported in earnings. As these estimates are influenced by factors outside of Accredited’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Carrying values are written down to fair value when the loan is foreclosed or deemed uncollectible.

Mortgage Servicing Rights

Accredited recognizes as a separate asset the rights to service mortgage loans for others once such rights are contractually separated from the underlying loans. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income and are recorded at the lower of amortized cost or fair value. The fair value of mortgage servicing rights is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees, which may include the rights to prepayment penalties. Assumptions used to value mortgage servicing rights are consistent with those used to value mortgage-related securities.

Accredited periodically evaluates mortgage servicing rights for impairment, which is measured as the excess of cost over fair value. This review is performed on a disaggregated basis based on loan type using prepayment assumptions ranging from 20.0% to 60.0% and a discount rate of 15% at both December 31, 2004 and 2003. Impairment, if it occurs, is recognized in a valuation allowance for each pool in the period of impairment. During 2004, Accredited recognized $64,100 in impairment losses related to this asset. No such impairment was recognized during either 2003 or 2002.

Derivative Financial Instruments

As part of Accredited’s interest rate management process, Accredited uses derivative financial instruments such as Eurodollar futures and options. In connection with five of the securitizations structured as financings, Accredited entered into interest rate cap agreements. In connection with one of the securitizations structured as financings in 2004, Accredited entered into an interest rate swap agreement. It is not Accredited’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

Accredited designates certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, Accredited evaluates the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains adequate correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair market value of mortgage loans held for sale, Accredited is using derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and mortgage loans are recognized in the consolidated statement of operations in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale recognized as a result of hedge accounting is reversed at the time the mortgage loans are sold. The net amount recorded in the consolidated statement of operations is referred to as hedge ineffectiveness. During the third quarter 2004, Accredited implemented the use of cash flow hedging on its securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recognized into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the consolidated statements of operations in the period in which the changes occur.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful life of the asset. Projects in process represent software development costs capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These projects are not yet substantially complete or ready for their intended use and therefore no depreciation has been recorded. These amounts will be reclassified to computer software upon their substantial completion and depreciated over their estimated useful life.

Accredited reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life are less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value. No such impairments were recognized during 2004, 2003 or 2002.

Furniture, fixtures and equipment were as follows at December 31:

	Estimated Useful Life (in years)	2004	2003
		(in thousands)
Office equipment	3-5	$17,968	$10,490
Computer software	2-3	16,426	6,748
Furniture and equipment	5	7,227	4,677
Leasehold improvements	Lesser of 5 years or the life of the lease	7,467	1,381
Projects in process	—	3,136	4,888

Furniture, fixtures and equipment, gross		52,224	28,184
Accumulated depreciation and amortization		(17,461)	(7,510)

Furniture, fixtures and equipment, net		$34,763	$20,674

Loan Origination Costs and Fees

Loan origination fees and certain direct origination costs are deferred as an adjustment to the carrying value of the loans. These fees and costs are recognized upon sale of loans to third-party investors or amortized over the life of the loan on a level yield basis for loans held for investment.

Provision for Losses

Market valuation adjustments have been recorded on certain nonperforming loans, other loans held for sale and real estate owned. These adjustments are based on Accredited’s estimate of probable losses, calculated using loss severity and loss frequency rate assumptions and are based on the value that Accredited could reasonably expect to obtain from a sale, that is, other than in a forced or liquidation sale. Provision for losses on loans held for investment is recorded in an amount sufficient to maintain the allowance for loan losses at a level considered appropriate to cover probable losses on such loans. Provision for losses also includes net losses on real estate owned. Accredited accrues liabilities associated with loans sold which may be required to be repurchased due to breaches of representations and warranties or early payment defaults. Accredited periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. As these estimates are influenced by factors outside of Accredited’s control and as uncertainty is inherent in these estimates, actual amounts charged off could differ from amounts recorded.

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on loans held for sale during the period prior to their securitization or sale, loans held for investment and mortgage-related securities. Accredited does not accrue interest on loans that are 90 days or more delinquent. In addition, Accredited calculates an effective yield based on the carrying amount of the mortgage-related securities and Accredited’s then-current estimates of future cash flows and Accredited recognizes accretion income, which is included as a component of interest income.

Loan Servicing and Other Fees

Fees for servicing loans are credited to income when received. Costs of servicing loans are expensed as incurred. Other loan fees, which represent income from the prepayment of loans, delinquent payment charges and miscellaneous loan services, are recorded as revenue when collected.

Escrow and Fiduciary Funds

Accredited maintains segregated bank accounts in trust for the benefit of investors for payments on securitized loans and mortgage loans serviced for investors. Accredited also maintains bank accounts for the benefit of borrower’s property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $101.9 million and $35.4 million at December 31, 2004 and 2003, respectively, and are excluded from Accredited’s assets and liabilities.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If necessary, a valuation allowance is established based on management’s determination of the likelihood of realization of deferred tax assets.

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by Accredited in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less costs to dispose. Fair value is based on the net amount that Accredited could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At December 31, 2004 and 2003, real estate owned amounting to $6.1 million and $3.4 million, net of valuation allowances, respectively, is included in other assets.

Advertising

Accredited utilizes nondirect response advertising. As such, advertising costs are expensed as incurred.

Stock-Based Compensation

Accredited accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of Accredited’s stock at the date of grant over the grant price.

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.

Accredited has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for Accredited’s stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, Accredited’s net income would have been reduced to the pro forma amounts in the following table. Accredited has reevaluated the method by which the valuation method of stock options is determined and has changed from the single option valuation method to the multiple option valuation for all stock option grants to more closely reflect actual employee exercise behavior in the weighted average expected option life. Accredited has also revised the method by which the tax effect on pro forma stock-based compensation is calculated. The 2003 and 2002 comparative amounts have been adjusted to conform to the current year’s methodologies.

	2004	2003	2002
	(in thousands, except per share amounts)
Net income, as reported	$130,778	$100,015	$28,797
Effect of dilutive shares:
Add: Stock-based compensation included in reported net income, net of tax	38	113	98
Deduct: Stock-based employee compensation expense determined using fair value method, net of tax	(2,783)	(1,758)	(427)

Pro forma net income	$128,033	$98,370	$28,468

Earnings per share:
Basic – as reported	$6.42	$5.61	$4.99

Basic – pro forma	$6.28	$5.52	$4.93

Diluted – as reported	$6.07	$4.97	$1.98

Diluted – pro forma	$5.94	$4.89	$1.95

The fair value of each option grant and purchase right is estimated as of the date of the grant using the Black-Scholes option-pricing model. The underlying assumptions used to estimate the fair values of options and purchase rights granted during the years ended December 31 are as follows:

	2004	2003	2002
Weighted average risk free rate for options	2.42%	1.86%	3.13%
Weighted average risk free rate for purchase rights	1.35%	1.12%	n/a
Weighted average expected option life	2.7 yrs	2.7 yrs	4.0 yrs
Expected purchase right life	0.5 yrs	0.4 yrs	n/a
Expected stock price volatility for options	54%	21%	—
Expected stock price volatility for purchase rights	48%	58%	n/a
Expected dividend yield	—	—	—
Weighted average fair value of options granted with an exercise price equal to market price on grant date	$12.54	$2.98	$0.68
Weighted average fair value of options granted with an exercise price less than market price on grant date	—	—	$2.79
Weighted average fair value of purchase rights granted	$8.37	$3.57	n/a

In December 2004, the FASB issued a revision of SFAS No. 123, which also supersedes APB 25. The revised standard applies to all awards granted after June 30, 2005 and requires the recognition of compensation expense in the financial statements for all share-based payment transactions subsequent to that date.

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the consolidated Statements of Operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges and foreign currency translation adjustments.

Other comprehensive income was zero at December 31, 2003 and consists of the following at December 31, 2004:

	Amount	Related Deferred Taxes	After-Tax Amount
	(in thousands)
Net unrealized gains on cash flow hedges	$3,349	$(1,325)	$2,024
Foreign currency translation adjustment	18	—	18

Other comprehensive income	$3,367	$(1,325)	$2,042

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. These segments should engage in business activities and have discrete financial information available, such as revenue, expenses, and assets. While Accredited’s management monitors originations and notional sales gains by wholesale and retail channels, it does not record any of the actual financial results other than direct expenses by these groups. In addition, the retail originations have generally been less than 10% of total originations over the past five years. Accordingly, Accredited operates in one reportable operating segment.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on reported net income. Accredited has changed the format of our consolidated statements of operations presentation to report interest expense and provision for losses as deductions to revenues, to report net interest income after provision, and total net revenues. The consolidated statements of operations for 2003 and 2002 have been reclassified to conform to this format. A reclassification of $336.4 million in mortgage loans held for sale to mortgage loans held for investment was made in the December 31, 2003 consolidated balance sheet to conform to the December 31, 2004 presentation. A reclassification of $0.9 million in real estate owned assets from mortgage loans held for investment to prepaid expenses and other assets was made in the December 31, 2003 consolidated balance sheet to conform to the December 31, 2004 presentation. A reclassification of the change in restricted cash for 2003 from financing activities to operating activities was made in the consolidated statement of cash flows for 2003 to conform to the 2004 presentation.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which also supersedes APB 25, Accounting for Stock Issued to Employees. The revised standard eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and eliminates the disclosure only provisions of SFAS No. 123. The revision requires the recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards and applies to all stock options and awards granted after June 30, 2005 and requires the recognition of compensation expense in the financial statements for all share-based payment transactions subsequent to that date. The revision also requires the prospective recognition of compensation expense in the financial statements for all unvested options as of July 1, 2005. Adoption of this standard on July 1, 2005 will have a negative impact on our earnings.

2. CONCENTRATIONS OF RISK

Market Risk

Accredited’s ability to continue to originate loans is dependent, in part, upon its ability to securitize and sell loans in the secondary market in order to generate cash proceeds for new originations. The value of and market for Accredited’s loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect Accredited’s ability to securitize or sell loans for acceptable prices within reasonable periods of time.

A prolonged, substantial reduction in the size of the secondary market for loans of the types originated and purchased by Accredited may adversely affect Accredited’s ability to securitize and sell loans with a consequent adverse impact on Accredited’s profitability and ability to fund future originations and purchases, which could have a significant effect on Accredited’s financial position, results of operations or cash flows.

Accredited regularly reviews the interest rates on its loan products and makes adjustments to the interest rates it offers to reflect current market conditions. Accredited, from time to time in the normal course of business, uses derivative financial instruments in order to reduce exposure to fluctuations in interest rates and market prices on loans held for sale, and to reduce exposure to changes in the excess cash flows related to its mortgage-related securities and loans held for investment.

Significant Customers

During 2004, Accredited sold $2.2 billion and $2.1 billion in loans to two separate investors, which represented 26% and 25%, respectively, of total loans sold. During 2003, Accredited sold $1.7 billion and $1.1 billion in loans to the same two investors, which represented 28% and 18%, respectively, of total loans sold. During 2002, Accredited sold $766.4 million, $625.3 million and $557.1 million in loans to three separate investors, which represented 25%, 20% and 18%, respectively, of total loans sold. No other sales to individual investors accounted for more than 10% of total loans sold during 2004, 2003 and 2002.

Credit Repurchase Risk

Accredited’s sales of mortgage loans are subject to standard mortgage industry representations and warranties, material violations of which may require Accredited to repurchase one or more mortgage loans, including provisions requiring Accredited to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. At December 31, 2004 and 2003, mortgage loans held for sale included $41.0 million and $13.6 million, respectively, of loans repurchased pursuant to the provisions described in the preceding sentence. At December 31, 2004 and 2003, the reserve for repurchases included $5.1 million and $5.5 million, respectively.

Geographical Concentration

Properties securing the mortgage loans in Accredited’s servicing portfolio, including loans subserviced, are geographically dispersed throughout the United States. At December 31, 2004, 29% of the unpaid principal balance of mortgage loans in Accredited’s servicing portfolio were secured by properties located in California. At December 31, 2003, 25% and 10% of the unpaid principal balances were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans serviced did not exceed 10% in any other state at either period end.

Loan originations are geographically dispersed throughout the United States and to a much lesser extent in Canada. During 2004, 2003 and 2002, 28%, 33% and 38%, respectively, of loans originated were collateralized by properties located in California. The remaining originations did not exceed 10% in any other state during any of these periods.

An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or wildfire, in California or Florida could decrease the value of mortgaged properties in those states. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

3. MORTGAGE LOANS

Mortgage loans held for sale—Mortgage loans held for sale were as follows at December 31:

	2004	2003
	(in thousands)
Mortgage loans held for sale—principal balance	$1,805,620	$1,288,630
Basis adjustment for fair value hedge accounting	5	(1,368)
Net deferred origination costs	1,574	2,026
Market reserve	(17,065)	(9,698)

Mortgage loans held for sale, net	$1,790,134	$1,279,590

Mortgage loans held for investment—Mortgage loans held for investment were as follows at December 31:

	2004	2003
	(in thousands)
Mortgage loans held for investment—principal balance	$4,101,982	$1,759,634
Mortgage loans held for securitization	642,451	334,266
Basis adjustment for fair value hedge accounting	12,365	17,302
Net deferred origination fees	(5,902)	(2,573)
Allowance for loan losses	(60,138)	(21,761)

Mortgage loans held for investment, net	$4,690,758	$2,086,868

Provision for losses - Activity in the reserves was as follows for the years ended December 31:

	Balance at Beginning of Year	Provision for Losses	Chargeoffs, net	Transfers	Balance at End of Year
	(in thousands)
2004:
Mortgage loans held for sale	$9,698	$8,135	$(2,310)	$1,542	$17,065
Mortgage loans held for investment	21,761	44,008	(1,732)	(3,899)	60,138
Real estate owned	2,328	3,977	(4,257)	2,357	4,405
Reserve for repurchases included in accrued liabilities	5,445	736	(1,055)	—	5,126

Total	$39,232	$56,856	$(9,354)	$—	$86,734

2003:
Mortgage loans held for sale	$6,885	$12,862	$(3,684)	$(6,365)	$9,698
Mortgage loans held for investment	4,550	15,718	(378)	1,871	21,761
Real estate owned	2,092	1,447	(5,705)	4,494	2,328
Reserve for repurchases included in accrued liabilities	2,888	3,102	(545)	—	5,445

Total	$16,415	$33,129	$(10,312)	$—	$39,232

2002:
Mortgage loans held for sale	$3,419	$6,309	$(2,843)	$—	$6,885
Mortgage loans held for investment	—	4,550	—	—	4,550
Real estate owned	1,228	4,938	(4,074)	—	2,092
Reserve for repurchases included in accrued liabilities	1,492	1,872	(476)	—	2,888

Total	$6,139	$17,669	$(7,393)	$—	$16,415

The following tables summarize the historical loss and delinquency amounts for the serviced portfolio, including mortgage loans and real estate owned:

	At December 31, 2004		Year Ended December 31, 2004
	Total Principal Amount	Delinquent Principal Over 90 Days	Credit Losses, net of recoveries
	(in thousands)
Mortgage loans held for sale(1)	$1,805,620	$18,556	$3,365
Mortgage loans held for investment	4,744,433	22,634	1,732
Real estate owned	10,526	10,526	4,257
Off-balance sheet serviced portfolio(2)	171,002	20,324	8,151

Total	$6,731,581	$72,040	$17,505

	At December 31, 2003		Year Ended December 31, 2003
	Total Principal Amount	Delinquent Principal Over 90 Days	Credit Losses, net of recoveries
	(in thousands)
Mortgage loans held for sale(1)	$1,288,630	$7,546	$4,229
Mortgage loans held for investment	2,093,900	7,545	378
Real estate owned	5,707	5,707	5,705
Off-balance sheet serviced portfolio(2)	307,739	26,786	7,366

Total	$3,695,976	$47,584	$17,678

(1)	Includes loans repurchased.
(2)	Includes off-balance sheet mortgage loans sold servicing retained or securitized, and real estate owned.

4. MORTGAGE-RELATED SECURITIES

During 2000, Accredited executed its own securitization structured as a sale of $174.7 million of mortgage loans originated or acquired by Accredited. The senior securities were sold to third parties, and Accredited retained a subordinated residual interest. As the residual interest holder, Accredited is entitled to the excess cash flows consisting of the interest paid by the obligors of the underlying mortgage loans, less the sum of the interest payable to the senior security holders, servicing and other fees, insurance fees and credit losses on the underlying mortgage loans to the extent such losses are not covered by a primary mortgage insurance policy which insures certain of the underlying mortgage loans. Accredited’s receipt of such excess cash flows is delayed to the extent that such securitization provides credit enhancement to the senior security holders by requiring the retention in a reserve account and/or the distribution to the senior security holders, as an accelerated amortization of the principal balance of their securities, of certain amounts otherwise payable to Accredited as the residual interest holder. Accredited does not have any recourse obligation for credit losses, except to the extent of Accredited’s retained residual interests. The securitization agreements provide that if delinquencies or losses on the underlying mortgage loans exceed certain maximums, the required levels of credit enhancement would be increased.

During 2002, 2001 and 2000, Accredited sold to a third-party investor (and former related party) $75.8 million, $299.8 million and $321.0 million, respectively, of mortgage loans originated or acquired by Accredited. At December 31, 2002, the related party had a beneficial ownership interest in Accredited related to a convertible debt facility that existed at that date. Subsequently, all ownership and beneficial ownership interest were sold in connection with the Offering in 2003, ceasing the related party relationship. The loans were sold pursuant to three separate commitments, each for a twelve-month period different from the calendar year. Pursuant to the agreement with the investor, Accredited is entitled to receive payments based upon the amount of excess cash flows generated by Accredited’s sold loans under each commitment. The excess cash flows consist of the interest paid by the obligors of Accredited’s sold loans, less the sum of a specified yield payable to the investor, servicing fees and credit losses on Accredited’s sold loans. In general, if credit losses result in a negative excess cash flow, Accredited is obligated to pay the shortfall to the investor; provided, that Accredited is not obligated to reimburse the investor for credit losses in excess of 10% of the aggregate outstanding principal balance of the mortgage loans purchased by the investor under each commitment. Accredited is also entitled to all prepayment penalties collected, as long as the rate of prepayments stay below certain thresholds. Should the thresholds be exceeded, then Accredited must share the prepayment penalties collected with the investor.

Activity in mortgage-related securities was as follows for the years ended December 31:

	2004	2003	2002
	(in thousands)
Balance, beginning of year	$3,692	$8,356	$22,290
Unrealized gain on sale	—	—	820
Net unrealized gains from revaluations	1,954	7,955	7,842
Interest accretion	514	793	3,861
Cash collected, net of credit losses	(2,445)	(13,412)	(26,457)

Balance, end of year	$3,715	$3,692	$8,356

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% increases in these assumptions for the 2000 securitization are as follows at December 31:

	2004	2003
	(dollars in thousands)
Fair value of residual interest	$3,928	$3,692
Weighted average life in years	3.30 years	3.22 years
Prepayment speed assumptions (annual rate)	22.0%-33.0%	22.0%-55.2%
Decrease in fair value of 10% change	$(81)	$(99)
Decrease in fair value of 20% change	$(160)	$(186)
Expected credit losses (cumulative rate)	4.20%	4.89%
Decrease in fair value of 10% change	$(204)	$(326)
Decrease in fair value of 20% change	$(406)	$(641)
Residual cash flows discount rate (annual rate)	15%	15%
Decrease in fair value of 10% change	$(250)	$(269)
Decrease in fair value of 20% change	$(475)	$(512)
Interest rates on adjustable loans	Forward LIBOR curve	Forward LIBOR curve
Increase in fair value of 10% change	$43	$29
Increase in fair value of 20% change	$95	$64

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

Aggregate actual and projected credit losses as a percentage of original securities pool balance for the securitization completed in 2000 as of December 31, 2004 and 2003 was 4.20% and 4.89%, respectively.

The following summarizes certain cash flows received from and paid to the securitization trust during the years ended December 31:

	2004	2003	2002
	(in thousands)
Servicing fees received	$259	$400	$616
Cash flows received on residual interest	443	2,093	5,072
Purchases of delinquent or foreclosed assets	624	1,580	4,864
Servicing advances	579	686	2,074
Reimbursements of servicing advances	748	—	1,867

Accredited utilized the following key assumptions to value its mortgage-related securities originated during 2002 that arose from sales of loans by Accredited to a third-party investor and former related party. There were no such sales in 2004 or 2003.

2002
Annual prepayment speeds	4.2% to 60%
Discount rate	15%
Expected cumulative credit losses	4.6%
Interest rate on adjustable rate loans	Forward LIBOR curve

Accredited utilized the following assumptions to revalue all mortgage-related securities outstanding at December 31 that arose from sales of loans by Accredited to third party investors as follows:

	2004	2003
	(dollars in thousands)
Annual prepayment speeds	20.0%-60.0%	20.0%-67.5%
Discount rate	15%	15%
Expected cumulative credit losses	4.1%	4.2%
Interest rate on adjustable rate loans	Forward LIBOR curve	Forward LIBOR curve

5. MORTGAGE SERVICING RIGHTS

Activity in mortgage servicing rights was as follows during the years ended December 31:

	2004	2003	2002
	(in thousands)
Balance, beginning of year	$1,119	$3,116	$4,826
Additions, through originations	—	—	603
Amortization	(870)	(1,997)	(2,313)
Impairment	(64)	—	—

Balance, end of year	$185	$1,119	$3,116

Accredited was the servicer for $6.7 billion, $3.7 billion and $2.3 billion in loans as of December 31, 2004, 2003 and 2002, respectively.

Accredited serviced for others 2,136 and 3,420 loans with an outstanding balance of $171.0 million and $307.7 million at December 31, 2004 and 2003, respectively. In addition, Accredited is servicing 26,603 and 11,622 loans with an outstanding balance of $4.1 billion and $1.8 billion at December 31, 2003 and 2004, respectively, related to the securitizations structured as a financing.

Accredited expects this asset to fully amortize by December 31, 2005.

6. OTHER RECEIVABLES

Other receivables were as follows at December 31:

	2004	2003
	(in thousands)
Deposit in derivative margin account	$15,457	$20,359
Accrued interest on mortgage loans	28,852	14,051
Corporate, escrow and servicing advances	10,491	9,267
Other	2,858	1,234

Total	$57,658	$44,911

7. DERIVATIVE FINANCIAL INSTRUMENTS

Objectives for Holding Derivative Financial Instruments—Accredited regularly securitizes and sells fixed and variable rate loans. Accredited faces three primary types of interest rate risk: during the period from approval of a loan application through loan funding; on its loans held for sale from the time of funding to the date of sale; and on the loans underlying Accredited’s mortgage-related securities and on its loans held for investment.

Interest rate risk exists during the period from approval of a loan application through loan funding and from the time of funding to the date of sale because the premium earned on the sale of these loans is partially contingent upon the then-current market rate of interest for loans as compared to the contractual interest rate of the loans. Accredited’s use of derivatives is intended to mitigate the volatility of earnings associated with fluctuations in the gain on sale of loans due to changes in the current market rate of interest.

The interest rate risk on the loans underlying Accredited’s mortgage-related securities and on its loans held for investment exists because some of these loans have fixed interest rates for a period of two, three or five years while the rate passed through to the investors in the mortgage-related securities and the holders of the securitization bonds is based upon an adjustable rate. Accredited’s use of derivatives is intended to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) on the mortgage-related securities and changes in the cash flows of the securitization debt due to changes in LIBOR rates.

Accounting for Derivative Financial Instruments and Designation of Hedged Instruments—Accredited accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that we recognize all derivative instruments in the financial statements and measure them at fair value regardless of the purpose or intent for holding them.

Derivatives are held as part of a formally documented interest rate risk management (hedging) program. Accredited has implemented hedge accounting for certain derivative financial instruments used to hedge its mortgage loans held for sale. On the date a derivative contract is entered into, Accredited designates the derivative as a fair value hedge, which hedges the fair value of mortgage loans held for sale. Changes in the fair value of such a derivative financial instrument and changes in the fair value of hedged assets attributable to the hedged risk, which are determined to be effective, are recorded in current period earnings. Should the hedge prove to be perfectly effective, the current period net impact to earnings would be nil. Accordingly, the net amount recorded in Accredited’s consolidated statements of operations is referred to as hedge ineffectiveness.

Accredited documents the relationships between hedging instruments and hedged items, as well as the purpose, strategy and objective for undertaking various hedge transactions at the inception of such an arrangement. This process includes linking derivatives to specific assets or liabilities on the consolidated balance sheet. Accredited also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedge transactions are highly effective in offsetting changes in fair values of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, Accredited discontinues hedge accounting.

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

During the third quarter 2004, we implemented the use of cash flow hedge accounting on our securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income, and the ineffective portion be reported in current earnings. For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur or when such instruments are settled.

At the time the hedged asset or liability is no longer exposed to interest rate risk, Accredited terminates the hedging instrument.

Derivative Financial Instruments and Hedged Instrument Activity— Accredited uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale. At December 31, 2004 and 2003, fair value hedge basis adjustments of $5,000 and ($1.4 million), respectively, are included as an addition to (a reduction in) mortgage loans held for sale related to the $1.6 billion and $960.8 million, respectively, of such loans designated as the hedged assets. Hedge ineffectiveness associated with fair value hedges of $1.2 million and $0.4 million was recorded in earnings during 2004 and 2003, respectively, and is included as an addition to gain on sale of loans in the consolidated statements of operations.

Accredited uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At December 31, 2004 and 2003, fair value hedge basis adjustments of $12.4 million and $17.3 million, respectively, are included in loans held for investment. Hedge ineffectiveness associated with fair value hedges of $1.4 million and $0.2 million was recorded in earnings during the years ended 2004 and 2003, respectively, and is included as a reduction in interest income in the consolidated statements of operations.

During the third quarter of 2004, Accredited implemented the use of cash flow hedge accounting on its securitization debt under SFAS No. 133. Previously Accredited had been using fair value hedge accounting, but elected to use this alternative method to accommodate elements of the REIT requirements. The net impact on earnings is not expected to be materially different under the two methods. Pursuant to SFAS No. 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to changes in interest rates. Cash flow hedge accounting requires the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income, while the ineffective portion is reported in current earnings. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $2.0 million, net of tax, were recorded in other comprehensive income during 2004, which is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from March 2005 to September 2010. The effective portion is amortized into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. At the inception of the hedge and on an ongoing basis, Accredited assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge, we discontinue cash flow hedge accounting prospectively. In the instance cash flow hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. For terminated hedges or hedges that no longer qualify as effective, the effective portion previously recorded remains in other comprehensive income and continues to be amortized or accreted into earnings with the hedged item. A total of $6.5 million in net effective gains, included in other comprehensive income at December 31, 2004, is expected to be amortized into earnings during 2005. Hedge ineffectiveness associated with cash flow hedges of $0.2 million was recorded in earnings during 2004, and is included as a component of interest expense in the consolidated statements of operations.

At December 31, 2004, Accredited had outstanding futures contracts with a fair value of $6.1 million included in other receivables of which contracts with a fair value of $6.1 million are designated as hedge instruments. Accredited is required to maintain a cash deposit in a margin account with its broker related to these derivative transactions. At December 31, 2004, $15.5 million was on deposit in such margin account, which is included in other receivables. In addition, Accredited had option contracts, interest rate swap agreements and interest rate cap agreements with a fair value of $1.0 million, $1.8 million and $0.3 million, respectively, included in other assets at December 31, 2004, for a total net liquidation value of $18.6 million at December 31, 2004.

At December 31, 2003, Accredited had outstanding futures contracts with a fair value of $9.4 million included in accrued liabilities of which contracts with a fair value of $8.9 million are designated as hedge instruments. Accredited is required to maintain a cash deposit in a margin account with its broker related to these derivative transactions. At December 31, 2003, $20.4 million was on deposit in such margin account, which is included in other receivables. In addition, Accredited had option contracts and interest rate cap agreements with a fair value of $0.7 million and $0.2 million, respectively, included in other assets at December 31, 2003, for a net liquidation value of $11.9 million at December 31, 2003

The change in fair value of derivative financial instruments and the related hedged asset recorded in earnings was as follows for the years ended December 31:

	Interest Income	Gain on Sale	Net Gain (Loss) on MRS	Interest Expense	Total
	(in thousands)
2004:
Net unrealized gain (loss)	$(6,524)	$10,016	$795	$4,487	$8,774
Net realized gain (loss)	(3,578)	(11,217)	(689)	(2,225)	(17,709)

Total	$(10,102)	$(1,201)	$106	$2,262	$(8,935)

2003:
Net unrealized gain (loss)	$(1,244)	$4,919	$4,123	$—	$7,798
Net realized gain (loss)	(3,353)	(13,126)	(5,083)	—	(21,562)

Total	$(4,597)	$(8,207)	$(960)	$—	$(13,764)

During 2004, 2003 and 2002, a $1.2 million, $8.2 million and $20.1 million net loss on derivatives and hedged assets, respectively, is included in gain on sale of loans and a $10.1 million, $4.6 million and $2.7 million net loss on derivatives and hedged assets, respectively, is included in interest income in the consolidated statements of operations. For the year ended December 31, 2004, a $2.3 million net gain on derivatives has been included in interest expense in the consolidated statements of operations. The remaining amount of net gain (loss) on derivatives is included in net gain on mortgage-related securities and derivatives in the consolidated statements of operations for all periods presented.

8. WAREHOUSE FACILITIES

Outstanding warehouse credit facilities consisted of the following at December 31:

	2004	2003
	(in thousands)
A $500 million combined warehouse credit facility expiring July 30, 2005, collateralized by performing, aged and delinquent loans and REO property, bearing interest based on One-Month LIBOR (rate was 3.6% to 5.9% at December 31, 2004)	$376,290	$387,907
A $650 million warehouse credit facility expiring May 27, 2005, collateralized by performing, aged and delinquent loans, bearing interest based on One-Month LIBOR (rate was 3.8% to 4.0% at December 31, 2004)	277,280	190,327
A $40 million warehouse credit facility expiring August 31, 2005, collateralized by performing loans, bearing interest based on the prime rate (rate was 3.2% at December 31, 2004)	28,826	10,970
A $600 million warehouse credit facility expiring November 7, 2005, collateralized by performing, aged and delinquent loans, bearing interest based on One-Month LIBOR (rate was 3.4% to 3.5% at December 31, 2004)	371,213	152,419
A $600 million combined warehouse credit facility expiring December 8, 2005, collateralized by performing, aged and delinquent loans and REO property, bearing interest based on One-Month LIBOR (rate was 3.2% to 3.5% at December 31, 2004)	210,979	168,369
A $660 million warehouse credit facility expiring December 15, 2006, collateralized by performing, aged and delinquent loans, bearing interest based on One-Month LIBOR (rate was 3.4% to 4.9% at December 31, 2004)	266,436	174,990
A $650 million combined warehouse credit facility expiring October 7, 2005, collateralized by performing, aged and delinquent loans and REO property, bearing interest based on One-Month LIBOR (rate was 3.3 to 3.6% at December 31, 2004)	404,816	214,681
A $300 million warehouse credit facility expiring March 31, 2005, collateralized by performing, aged and delinquent loans, bearing interest based on One-Month LIBOR (rate was 3.7% at December 31, 2004)	269,020	215,532

Total warehouse credit facilities	$2,204,860	$1,515,195

At December 31, 2004, Accredited was in compliance with all covenant requirements for each of the facilities. Accredited’s warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements and limitations on other indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under Accredited’s other facilities.

Accredited anticipates that its borrowings will be repaid from net proceeds from the sale of loans and other assets, cash flows from operations, or from refinancing the borrowings. Accredited believes that it can continue to comply with loan covenants and that other alternative sources of credit are available to Accredited to repay maturing loans if anticipated asset sales are not completed by loan due dates.

The following summarizes activity in all warehouse credit facilities during the years ended December 31:

	2004	2003	2002
	(dollars in thousands)
Average balance outstanding	$2,005,828	$1,256,156	$612,086
Maximum amount outstanding at any month-end during the year	2,437,836	1,548,891	969,226
Weighted average interest rate during the year	2.74%	2.46%	3.23%

Warrant Agreements—In connection with one of the warehouse credit facilities described above, Accredited entered into a warrant agreement with the lender pursuant to which the lender was granted warrants to acquire 374,457 shares of Accredited’s common stock at $1.76 per share, subject to adjustment in accordance with the terms of the warrant agreement. These warrants were converted into 292,076 shares of Common Stock during 2003 in the Offering.

In connection with a now-expired warehouse credit facility, Accredited entered into a warrant agreement with the lender pursuant to which the lender was granted warrants to acquire 148,750 shares of Accredited’s common stock at $1.00 per share, subject to adjustment in accordance with the terms of the warrant agreement. These warrants were converted into 130,156 shares of Common Stock during 2003.

9. SECURITIZATION BOND FINANCING

Securitization bond financing at December 31:

	2004	2003
	(in thousands)
Series 2002-1 securitization with a stated maturity date of July 25, 2032 and an interest rate of 4.93% for the fixed portion of the bond and One-Month LIBOR plus 0.32% for the variable rate portion of the bond	$64,644	$122,517
Series 2002-2 securitization with a stated maturity date range of January 25, 2033 through February 25, 2033 and an interest rate of 4.48% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.49% to One-Month LIBOR plus 0.50% for the variable rate portions of the bond	221,021	411,891
Series 2003-1 securitization with a stated maturity date of June 25, 2033 and an interest rate of 3.58% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.38% for the variable rate portions of the bond	147,530	273,255
Series 2003-2 securitization with a stated maturity date of October 25, 2033 and an interest rate of 4.23% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.37% for the variable rate portions of the bond	251,278	406,393
Series 2003-3 securitization with a stated maturity date of January 25, 2034 and an interest rate of 4.46% for the fixed portion of the bond and One-Month LIBOR plus 0.38% for the variable rate portions of the bond	342,386	510,419
Series 2004-1 securitization with a stated maturity date of April 25, 2034 and an interest rate of One-Month LIBOR plus 0.30%	384,857	—
Series 2004-2 securitization with a stated maturity date of July 25, 2034 and an interest rate range of One-Month LIBOR plus 0.29% to One-Month LIBOR plus 0.30%	604,229	—
Series 2004-3 securitization with a stated maturity date of October 25, 2034 and an interest rate range of 2.90% to 5.25% for the fixed portions of the bond and a range of One-Month LIBOR plus 0.17% to One-Month LIBOR plus 2.50% for the variable rate portions of the bond	928,914	—
Series 2004-4 securitization with a stated maturity date of January 25, 2035 and an interest rate of 5.25% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.15% to One-Month LIBOR plus 1.80% for the variable rate portions of the bond	1,012,214	—

	3,957,073	1,724,475
Unamortized bond discount	(2,958)	(86)

Total securitization bond financing, net	$3,954,115	$1,724,389

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $4.1 billion and $1.8 billion as of December 31, 2004 and December 31, 2003, respectively. Unamortized debt issuance costs, included in prepaid and other assets, are $14.1 million and $7.7 million at December 31, 2004 and December 31, 2003, respectively.

Amounts collected on the mortgage loans, are remitted to the respective trustees, who in turn distribute such amounts each month to the bondholders, together with other amounts received related to the mortgage loans, net of fees payable to Accredited, the trustee and the insurer of the bonds. Any remaining funds after payment of fees and distribution of principal and interest is known as excess interest.

The securitization agreements require that a certain level of overcollateralization be maintained for the bonds. A portion of the excess interest may be initially distributed as principal to the bondholders to increase the level of overcollateralization. Once a certain level of overcollateralization has been reached, excess interest is no longer distributed as principal to the bondholders, but, rather, is passed through to Accredited. Should the level of overcollateralization fall below a required level, excess interest will again be paid as principal to the bondholders until the required level has been reached.

The securitization agreements provide that if delinquencies or losses on the underlying mortgage loans exceed certain maximums, the required levels of credit enhancement would be increased.

Due to the potential for prepayments of mortgage loans, the early distribution of principal to the bondholders and the optional clean-up call, the bonds are not necessarily expected to be outstanding through the stated maturity date set forth above.

The following table summarizes the expected repayment requirements relating to the securitization bond financing at December 31, 2004 and are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

Years Ending December 31:	(in thousands)
2005	$1,196,065
2006	1,132,451
2007	678,740
2008	337,457
2009	232,010
Thereafter	380,350
Discount	(2,958)

Total	$3,954,115

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of significant items comprising Accredited’s net deferred tax asset were as follows:

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Loans held for sale	$13,071	$11,408
Market reserve on loans held for sale	8,659	5,627
Loan securitizations	16,921	4,403
State taxes	4,594	3,419
Other reserves and accruals	2,491	1,712

Total deferred tax assets	45,736	26,569

Deferred tax liabilities:
Mortgage-related securities	(10,161)	(10,517)
Cash flow hedging	(1,325)	—

Total deferred tax liabilities	(11,486)	(10,517)

Net deferred tax asset	$34,250	$16,052

The income tax provision consists of the following for the years ended December 31:

	2004	2003	2002
	(in thousands)
Current:
Federal	$86,880	$54,003	$23,163
State	17,931	11,521	6,661

Total current provision	104,811	65,524	29,824

Deferred:
Federal	(16,640)	94	(7,900)
State	(2,882)	929	(2,726)

Total deferred provision (benefit)	(19,522)	1,023	(10,626)

Total provision	$85,289	$66,547	$19,198

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

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations for the years ended December 31:

	2004	2003	2002
	(in thousands)
Federal income tax at statutory rate	$76,903	$58,297	$16,798
State income tax, net of federal effects	9,392	8,092	2,364
REIT dividends on preferred stock	(1,279)	—	—
Other	273	158	36

Total provision	$85,289	$66,547	$19,198

Accredited recorded $7.0 million and $2.1 million, during 2004 and 2003, respectively, as a reduction in income taxes payable for corporate tax deductions arising from the sale by employees of common stock they acquired from employee stock plans prior to the fulfillment of the required tax holding periods for such stock. These benefits have been reflected as additional paid in capital in the accompanying consolidated statements of stockholders’ equity.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows at December 31:

	2004	2003
	(in thousands)
Accrued liabilities – payroll	$20,678	$16,884
Accrued liabilities – general	18,093	12,106
Futures contracts	—	9,359
Reserve for repurchases	5,126	5,445
Reserve for premium recapture	2,410	2,470
Accounts payable	308	397

Total	$46,615	$46,661

Activity in the reserve for premium recapture was as follows for the years ended December 31:

	2004	2003	2002
	(in thousands)
Balance, beginning of year	$2,470	$1,374	$1,042
Provision	3,943	2,996	1,099
Chargeoffs, net	(4,003)	(1,900)	(767)

Balance, end of year	$2,410	$2,470	$1,374

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments such as cash and cash equivalents, restricted cash and accrued interest receivable and payable are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of warehouse credit facilities are reasonable estimates of their fair value because of their short maturity and interest rates that adjust with current market rates. Accredited ascribes no value to loan origination commitments because there are no interest rate-lock commitments on the loans. The rates at which Accredited has committed to sell loans approximate current market values and, therefore, no value has been ascribed to the forward sale commitments.

Mortgage-related securities and derivative financial instruments are carried in the consolidated balance sheets at their fair value. Fair value of mortgage-related securities is determined by discounting future cash flows over the estimated remaining life of the underlying loans, using discount and interest rates and default, loss and prepayment assumptions based upon available market data. Fair value for derivative financial instruments is based on quoted market prices.

The following methods and assumptions were used to estimate the fair value of other financial instruments carried at cost in our consolidated balance sheet for which it is practicable to estimate fair value. However, the estimates presented herein are not necessarily indicative of the amounts that Accredited could realize in a current market exchange.

Mortgage Loans Held for Sale and Loans Held for Investment—Fair value is determined using current investor commitments or, in the absence of such commitments, fair value is based upon current investor commitments for loans of similar credit quality.

Securitization Bond Financing—Fair value is determined using interest rates, credit spreads and prepayment assumptions as of each balance sheet date which investors could use to price securities having similar principal and interest cash flows.

Estimated fair values for these financial instruments were as follows at December 31:

	2004		2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets:
Mortgage loans held for sale—principal balance	$1,805,620	$1,850,700	$1,288,630	$1,332,416
Mortgage loans held for investment—principal balance	4,744,433	4,887,572	2,093,900	2,188,119
Financial liabilities:
Securitization bond financing	3,954,115	3,973,935	1,724,389	1,728,397

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

13. MINORITY INTEREST IN SUBSIDIARY

In May 2004, Accredited formed a subsidiary, Accredited Mortgage Loan REIT Trust, for the purpose of acquiring, holding and managing real estate assets. All of the outstanding common shares of the REIT are held by Accredited Home Lenders, Inc., which in turn is a wholly owned subsidiary of Accredited Home Lenders Holding Co. Our intention is to hold all loans held for investment and related securitized bond financing activities in this trust. The REIT intends to elect to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the REIT will generally not be subject to federal or state income tax to the extent that its distributions to shareholders satisfy the real estate investment trust requirements and certain asset, income and share ownership tests are met.

In August 2004, the REIT closed the public offering of 3,400,000 shares of the REIT’s 9.75% Series A Perpetual Cumulative Preferred Shares. These preferred shares have a par value of $1.00 and will pay investors cumulative dividends of $2.4375 per share annually, which is the equivalent of 9.75% of the $25.00 liquidation preference and face value per share. The REIT may not redeem the preferred shares prior to September 30, 2009, except upon the occurrence of a specific tax or investment company event.

In September 2004, the underwriters of the above mentioned public offering purchased an additional 100,000 preferred shares pursuant to the exercise of their over-allotment option. In October 2004, the REIT closed a reopened public offering of 593,678 additional preferred shares. The REIT intends to use the net proceeds from the offerings, which totaled $97.9 million during 2004, to make investments in mortgage assets.

On September 9, and December 2, 2004, the REIT’s board of trustees declared quarterly cash dividends on the preferred shares at the rate of $0.3317 and $0.609375 per share, respectively. The $1.2 million and $2.5 million cash dividends were paid on September 30, and December 31, 2004, to preferred stockholders on record at the close of business on September 15 and December 15, 2004, respectively.

AHLHC irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A

Preferred Shares. AHLHC’s guarantee is subordinated in right of payment to AHLHC’s indebtedness, on parity with the most senior class of AHLHC’s preferred stock and senior to AHLHC’s common stock. At December 31, 2004, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at December 31, 2004, the REIT’s current annual dividend obligation totals $10.0 million.

The Preferred Shares are reported as minority interest in subsidiary in our consolidated balance sheet.

14. PREFERRED STOCK

Preferred Stock

Accredited’s board of directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series. In addition, the board of directors may fix the rights, preferences and privileges of any series of preferred stock it determines to issue. These rights may include items such as a preferential return in the event of Accredited’s liquidation, the right to receive dividends if declared by the board of directors, the right to protection from dilutive issuances of securities, or the right to approve certain corporate actions. Any or all of these rights may be superior to the rights of the common stock. Preferred stock could thus be issued quickly with terms calculated to delay or prevent a change in control or to make removal of Accredited’s management more difficult.

Series A Redeemable, Convertible Preferred Stock

In connection with the Offering in 2003, all 5,113,334 outstanding shares AHL’s Series A Redeemable, Convertible Preferred Stock were converted into 5,113,334 shares of Accredited’s common stock. Upon conversion of the preferred stock, those shares of preferred stock were cancelled and no longer available for issuance.

15. EMPLOYEE STOCK AND BENEFIT PLANS

Stock Option Plans—Accredited’s 1995 Executive Stock Option Plan, 1995 Stock Option Plan, 1998 Stock Option Plan, and 2002 Stock Option Plan (collectively the “Stock Option Plans”), provide for the issuance of stock options to eligible directors, employees and consultants. Accredited’s 2002 Stock Option Plan (“2002 Plan”) was adopted effective as of the closing of the Offering by the board of directors and approved by the stockholders in 2002. The share reserve for the 2002 Plan includes the number of shares remaining available for option grants and the number of options outstanding under all other stock option plans. The 2002 Plan provides for automatic grants of stock options to non-employee directors to purchase 17,500 shares of Company common stock to each director who is a non-employee director on the date the 2002 Plan is effective or who first becomes a director after the date the 2002 Plan is effective. Accredited may issue up to 2,182,000 shares of common stock under these plans, of which 1,370,000 were granted and outstanding options and 812,000 were available for future grants at December 31, 2004.

During 2001, a Company executive exercised stock options pursuant to a full recourse promissory note in the principal amount of $1.25 million with interest payable at a rate of 10.6% per annum and an original maturity date of August 1, 2005. This note was paid in full in December 2004. In June 2002, Accredited made an unsecured loan of $31,000 to this executive with interest payable at 10% per annum. The loan is due on the earlier of June 13, 2006 or the termination of the executive’s employment.

During 2004, 2003 and 2002, Accredited recorded $63,000, $187,000 and $130,000, respectively, in stock-based compensation expense, representing the intrinsic value of stock option grants which were subject to a reevaluation of the fair value of Accredited’s common stock.. During 2003, 17,500 stock options were granted to a non-employee who has a consulting agreement with Accredited. These options are accounted for at fair value as required by SFAS No. 123 and, accordingly, $259,000 and $95,000 of stock-based compensation expense was recorded in 2004 and 2003, respectively. Unearned compensation related to these stock options, which totaled $556,000 at December 31, 2004, is included as a separate component of stockholders’ equity and amortized over the vesting period of the related options.

The weighted average exercise price of options granted with an exercise price equal to market price on the date of grant was $35.60, $12.41 and $8.00 during 2004, 2003 and 2002, respectively. The weighted average exercise price of options granted with an exercise price less than market price on the date of grant was $3.80 during 2002. All options granted during 2004 and 2003 were granted with an exercise price equal to market price on the date of grant.

A summary of the changes in options outstanding under Accredited’s Stock Option Plans for the years ended December 31, 2002, 2003 and 2004 follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Outstanding at January 1, 2002	1,632	$1.42
Options granted	420	$5.28
Options exercised	(145)	$0.97
Options cancelled	(157)	$2.61

Outstanding at December 31, 2002	1,750	$2.27
Options granted	679	$12.41
Options exercised	(518)	$1.67
Options cancelled	(211)	$7.96

Outstanding at December 31, 2003	1,700	$5.80
Options granted	516	$35.60
Options exercised	(575)	$2.88
Options cancelled	(271)	$22.41

Outstanding at December 31, 2004	1,370	$14.96

Options exercisable at December 31:
2004	555	$4.16
2003	743	$1.72
2002	951	$1.28

The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$ 0.08-$ 0.25	8	1.21	$0.11	8	$0.11
$1.50	342	5.42	$1.50	313	$1.50
$ 3.00-$ 4.75	166	7.11	$3.66	95	$3.65
$8.00	320	8.07	$8.00	105	$8.00
$10.70-$31.64	297	9.08	$25.81	34	$18.82
$35.85-$40.08	237	9.32	$38.65	—	—

$ 0.08-$40.08	1,370	7.69	$14.96	555	$4.16

2002 Employee Stock Purchase Plan – Accredited’s 2002 Employee Stock Purchase Plan was adopted effective as of the closing of the Offering by the board of directors and approved by the stockholders in 2002. Employees, including officers and employee directors, are eligible to participate in the plan if they are employed for more than 20 hours per week and more than five months in any calendar year. Eligible employees may elect to withhold up to 15% of their compensation to purchase shares of Accredited’s common stock on a semi-annual basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. During 2004 and 2003, employees purchased 178,000 and 404,000, shares at an average price of $23.74 and $10.02, respectively. At December 31, 2004, there were 1,418,000 shares of Accredited’s common stock reserved for future issuance under the plan, to be cumulatively increased on each January 1 through January 1, 2013 according to the formula specified by the plan. Accredited’s management is currently considering discontinuing the plan after the June 30, 2005 purchase as the plan will no longer be advantageous upon the adoption of SFAS No. 123, Accounting for Stock-Based Compensation.

Deferred Compensation Plan – Accredited’s Deferred Compensation Plan was adopted by the board of directors and approved by the stockholders in 2002, and became effective on January 1, 2003. The plan is an unfunded, nonqualified deferred compensation plan that benefits directors, certain designated key members of management and highly compensated employees. Under the plan, an employee may defer up to 100% of their base salary, director fee, bonus and/or commissions on a pre-tax basis. Accredited may make both voluntary and/or matching contributions to the plan on behalf of plan participants and may make voluntary and/or matching contributions in the form of common stock. All plan assets are corporate assets rather than individual property and are therefore subject to creditors’ claims against Accredited.

During 2004 and 2003, Accredited awarded, net of forfeitures, 260,000 and 326,000, respectively, of restricted common stock under the plan that vest 50% two years from the date of grant and 25% each year thereafter until fully vested. Stock-based compensation expense related to these awards totaled $3.0 million and $0.5 million during 2004 and 2003, respectively. Unearned compensation related to these stock awards, which totaled $11.5 million at December 31, 2004, is included as a separate component of stockholders’ equity and amortized over the vesting period of the related options. At December 31, 2004, there were 1,414,000 shares of Accredited’s common stock reserved for future issuance under the plan.

401(k) Plan—Accredited participates in a defined contribution plan. Substantially all employees are eligible to participate in the plan after completing one quarter year of service. Employees may contribute up to 100% of their gross salary subject to Internal Revenue Service limitations. Accredited matches 50% of the first 6% contributed by employees. During 2004, 2003 and 2002, Accredited contributed $2,994,000, $2,177,000 and $1,320,000, respectively.

16. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted average number of common shares, plus potential common shares from outstanding stock options, unvested restricted stock awards and outstanding warrants, plus the conversion of the convertible preferred stock and convertible debt where the effect of those securities is dilutive. The computation for basic and diluted earnings per share are as follows for the years ended December 31:

	Net Income (numerator)	Shares (denominator)	Per Share Amount
	(in thousands, except per share amounts)
2004:
Basic earnings per share	$130,778	20,374	$6.42

Effect of dilutive shares:
Stock options		1,023
Restricted stock		149

Diluted earnings per share	$130,778	21,546	$6.07

Potentially dilutive stock options not included above since they are antidilutive		144
2003:
Basic earnings per share	$100,015	17,825	$5.61

Plus effect of income of assumed conversions: Interest on convertible debt, net of tax	16
Effect of dilutive shares:
Warrants*		50
Stock options		1,342
Restricted stock		22
Convertible preferred stock*		616
Convertible debt*		253

Diluted earnings per share	$100,031	20,108	$4.97

Potentially dilutive stock options not included above since they are antidilutive		50

	Net Income (numerator)	Shares (denominator)	Per Share Amount
	(in thousands, except per share amounts)
2002:
Basic earnings per share	$28,797	5,776	$4.99

Plus effect of income of assumed conversions: Interest on convertible debt, net of tax	124
Effect of dilutive shares:
Warrants		411
Stock options		1,233
Convertible preferred stock		5,113
Convertible debt		2,096

Diluted earnings per share	$28,921	14,629	$1.98

Potentially dilutive stock options not included above since they are antidilutive		66

*	Represents the dilutive effect of the shares outstanding prior to the Offering in 2003.

17. COMMITMENTS AND CONTINGENCIES

Leases—Accredited leases office space for its headquarters in San Diego, California, for various branch offices, executive suites, and record storage facilities across the country under operating leases expiring at various dates through 2013. Certain office space lease commitments have renewal options extending through 2023.

At December 31, 2004, the minimum future lease payments under non-cancelable operating leases and sublease income were as follows:

	Lease Commitments	Sublease Rentals	Net
	(in thousands)
Years Ending December 31,
2005	$10,943	$(191)	$10,752
2006	9,673	(155)	9,518
2007	8,419	(116)	8,303
2008	6,856	(89)	6,767
2009	3,842	—	3,842
Thereafter	2,765	—	2,765

Total	$42,498	$(551)	$41,947

Rent expense for 2004, 2003 and 2002 was $12.0 million, $5.4 million and $3.4 million, respectively. Sublease income for 2004 was $60,000. No sublease income was earned during 2003 and 2002.

Other—Accredited is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the balance sheet. The credit risk is mitigated by Accredited’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. Accredited does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. Accredited commits to originate loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $422.9 million and $177.3 million as of December 31, 2004 and 2003, respectively.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee.

Accredited periodically enters into other loan sale commitments. There were no such forward commitments at December 31, 2004. Forward loan sale commitments totaled $447.2 million at December 31, 2003.

Accredited’s mortgage banking business is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”) and state regulatory authorities with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations require, among other things, that Accredited maintain a minimum net worth of $250,000. As of December 31, 2004, Accredited was in compliance with these requirements.

From time to time, Accredited enters into certain types of contracts that contingently require Accredited to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of Accredited’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, Accredited has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2004.

AHLHC irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares: (i) all accrued and unpaid dividends, (ii) the redemption price and (iii) the liquidation preference. See further discussion under Note 13. Minority Interest in Subsidiary.

Legal— In December 2002, we were served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act and the consumer protection statutes of the other states in which Accredited does business. The complaint alleges that we have a practice of misrepresenting and inflating the amount of fees Accredited pays to third parties in connection with the residential mortgage loans that we fund. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid us to pay, or reimburse our payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and (2) a nationwide class with respect to an unjust enrichment cause of action included in the original complaint. The court conditioned its order on the outcome of a case pending before the Illinois Supreme Court in which one of the issues is the propriety of certifying a nationwide class based on alleged violations of other state laws similar to the Illinois Consumer Fraud and Deceptive Business Practices Act. We believe the court erred in certifying any class in the Wratchford matter, and we intend to seek leave to appeal the court’s class certification order. There has not yet been a ruling on the merits of either plaintiffs’ individual claims or the claims of the class, and the ultimate outcome of this matter and the amount of liability, if any, that may result is not presently determinable. Accordingly, no amounts have been accrued in our financial statements with respect to this matter. We intend to continue to vigorously defend this matter and does not believe it will have a material adverse effect on our business.

In January 2004, we were served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The complaint alleges that we violated California and federal law by misclassifying the plaintiff, formerly a commissioned loan officer for us, as an exempt employee and failed to pay the plaintiff on an hourly basis and for overtime worked. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. We have been served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action. In addition, prior to the passage of Proposition 64 in California, a private individual who was not a current or former employee of an employer could bring an action to enforce certain provisions of California law against that employer. Such an action had been filed and served upon us; however, in light of the passage of California Proposition 64, this complaint was dismissed with prejudice. We have appealed the court’s denial of our motion to compel arbitration of the consolidated cases, and a resolution of that appeal is not expected before early 2006. In the meantime, discussions are ongoing between the parties regarding potential settlement or mediation of the claims, and we have pursued and effected settlements directly with many current and former employees covered by the allegations of the complaints. We do not believe these matters will have a material adverse effect on our business, but, at the present time, the ultimate outcome of the litigation and the total amount of liability is not determinable. As a result, we have not accrued any amounts in our financial statements with respect to the litigation, except for accrued amounts relating to settlements effected with current and former employees.

18. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information for the years ended December 31:

	2004	2003	2002
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$119,416	$55,420	$23,425
Income taxes	$78,439	$67,622	$16,995
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of mortgage loans held for sale to mortgage loans held for investment	$3,579,940	$1,570,453	$749,215
Transfer of mortgage loans held for sale to real estate owned, net of reserve, included in other assets	$6,454	$9,858	$4,941
Transfer of mortgage loans held for investment to real estate owned, net of reserve, included in other assets	$1,834	$854	$—
Conversion of convertible debt to common stock	$—	$3,000	$—
Conversion of preferred stock to common stock	$—	$5,113	$—

19. SUBSEQUENT EVENT

On February 24, 2005, Accredited closed a securitization containing $917.2 million of first priority residential mortgage loans through the REIT. The securitization utilized a senior/subordinated structure consisting of five classes of senior notes and six classes of subordinated notes with original principal balances totaling $903.5 million and a final stated maturity date of April 2035. Proceeds from the sale of the notes were approximately $900.1 million or 99.63% of the original principal balance, before deducting expenses. The securitization is structured as a financing; therefore, both the mortgage loans and the debt represented by the notes remain on Accredited’s consolidated balance sheet. Accredited used the proceeds from the securitization primarily to repay warehouse financing for the mortgage loans.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following data was derived from unaudited consolidated financial information for each of the eight quarters ended December 31, 2004. Such information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments necessary for the fair presentation of the information for the periods presented. This information should be read in conjunction with the consolidated financial statements and the related notes. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	March 31	June 30	September 30	December 31	Total year
	(in thousands, except per share amounts)
2004:
Total net revenues(1)	$90,584	$117,862	$126,544	$134,613	$469,603
Income before income taxes	$37,510	$57,157	$60,271	$64,785	$219,723
Net income	$22,506	$34,294	$35,877	$38,101	$130,778
Basic earnings per share	$1.12	$1.69	$1.75	$1.85	$6.42
Diluted earnings per share	$1.05	$1.60	$1.66	$1.76	$6.07
2003:
Total net revenues(1)	$60,465	$83,521	$93,082	$101,463	$338,531
Income before income taxes	$24,683	$42,969	$49,083	$49,827	$166,562
Net income	$14,810	$25,782	$29,449	$29,974	$100,015
Basic earnings per share	$1.19	$1.34	$1.50	$1.51	$5.61
Diluted earnings per share	$0.85	$1.25	$1.40	$1.41	$4.97

(1)	Accredited has changed the format of its consolidated statement of operations presentation to report interest expense and provision for losses as deductions to revenues, to report net interest income after provision, and total net revenues. The quarterly results for each of the four quarters in 2004 and 2003 have been reclassified to conform to this format.

[THIS PAGE INTENTIONALLY LEFT BLANK]

ACCREDITED MORTGAGE LOAN REIT TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accredited Mortgage Loan REIT Trust

We have audited the accompanying balance sheet of Accredited Mortgage Loan REIT Trust (the “REIT”) as of December 31, 2004, and the related statement of operations, stockholders’ equity and comprehensive income, and cash flows for the period from inception (May 4, 2004) to December 31, 2004. These financial statements are the responsibility of the REIT’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The REIT is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the REIT’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Accredited Mortgage Loan REIT Trust as of December 31, 2004, and the results of its operations and its cash flows for the period from inception (May 4, 2004) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the REIT acquires mortgage assets and assumes related funding obligations from its parent, Accredited Home Lenders, Inc., who also provides operating facilities, administrative services and loan servicing for the REIT. The accompanying financial statements have been prepared from the separate records maintained by the REIT and may not be indicative of the conditions that would have existed or the results of operations if the REIT had operated as an unaffiliated entity.

DELOITTE & TOUCHE LLP

March 30, 2005

San Diego, California

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEET

December 31, 2004
(dollars in thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$4,018
Mortgage loans held for investment, net of reserve of $54,960	4,056,306
Other receivables	29,983
Prepaid expenses and other assets	19,924
Receivable from parent	15,214

Total assets	$4,125,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Securitization bond financing	$3,954,115
Accrued interest	5,206

Total liabilities	3,959,321

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, authorized 200,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342	4,094
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 100,000 shares	1
Additional paid-in capital	163,287
Other comprehensive income	3,348
Accumulated deficit	(4,606)

Total stockholders’ equity	166,124

Total liabilities and stockholders’ equity	$4,125,445

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENT OF OPERATIONS

Inception (May 4, 2004) to December 31, 2004
(in thousands, except per share amount)
REVENUES:
Interest income (including $99.3 from parent)	$98,024
Interest expense	(35,671)

Net interest income	62,353
Provision for losses	(6,536)

Net interest income after provision	55,817
Other income	414

Total net revenues	56,231

Management fee assessed by parent	(7,181)

Net income	49,050
Dividends on preferred stock	(3,656)

Net income available to common stockholders	$45,394

Basic and diluted earnings per common share	$453.94

Weighted average shares outstanding for basic and diluted	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Total	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
	(in thousands)
Common stock issued upon formation, May 4, 2004	—	$—	100	$1	$—	$—	$—	$1
Capital contributions from parent	—	—	—	—	69,458	—	—	69,458
Preferred stock issued in public offering, net of offering costs	4,094	4,094	—	—	93,829	—	—	97,923
Net unrealized gain on derivatives	—	—	—	—	—	3,348	—	3,348	$3,348
Net income	—	—	—	—	—	—	49,050	49,050	49,050
Dividend on common stock	—	—	—	—	—	—	(50,000)	(50,000)
Dividends on preferred stock	—	—	—	—	—	—	(3,656)	(3,656)

Balance, December 31, 2004	4,094	$4,094	100	$1	$163,287	$3,348	$(4,606)	$166,124	$52,398

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENT OF CASH FLOWS

Inception (May 4, 2004) to December 31, 2004
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,050
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized loans	(525)
Amortization of bond discount	247
Provision for losses	6,536
Unrealized loss on interest rate risk derivatives	650
Changes in operating assets and liabilities:
Other receivables	(15,861)
Prepaid expenses and other assets	2,257
Accrued interest	2,058

Net cash provided by operating activities	44,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	379,796

Net cash provided by investing activities	379,796

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	2,675,699
Payments on securitization bond financing	(383,145)
Payments on temporary credit facilities	(2,767,798)
Proceeds from common stock issued upon formation and subsequent cash contributions from parent	26,001
Net payments to parent	(15,214)
Payments of common stock dividends	(50,000)
Proceeds from preferred stock offering, net of offering costs	97,923
Payments of preferred stock dividends	(3,656)

Net cash used in financing activities	(420,190)

Ending balance, cash and cash equivalents	$4,018

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS

FROM INCEPTION (MAY 4, 2004) TO DECEMBER 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Accredited Mortgage Loan REIT Trust (the “REIT”) was formed on May 4, 2004 as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets. All of the outstanding common shares of the REIT are held by Accredited Home Lenders, Inc. (“AHL”), a wholly owned subsidiary of Accredited Home Lenders Holding Co., (“Accredited”). The accompanying financial statements of the REIT have been prepared in accordance with accounting principles generally accepted in the United States of America.

In August 2004, the REIT completed a public offering of 3,400,000 shares of 9.75% Series A Perpetual Cumulative Preferred Stock. In September 2004 the REIT sold an additional 100,000 Series A preferred shares pursuant to the exercise of the underwriters’ over-allotment option. In October 2004, the REIT sold an additional 593,678 Series A preferred shares in a public offering.

The REIT engages in the business of acquiring, holding, financing, and securitizing non-prime mortgage loans secured by residential real estate. Generally, the REIT acquires mortgage assets and assumes related funding obligations from AHL, which are accounted for at AHL’s carrying value, as contributions of capital from AHL. These mortgage assets consist primarily of residential mortgage loans, or interests in these mortgage loans, that have been originated or acquired by AHL. AHL focuses on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. AHL originates loans primarily based upon the borrower’s willingness and ability to repay the loan and the adequacy of the collateral.

AHL also provides operating facilities, administration and servicing for the REIT. The REIT is, therefore, economically and operationally dependent on AHL, and, as such, the REIT’s results of operation or financial condition may not be indicative of the conditions that would have existed for its results of operations or financial condition if it had operated as an unaffiliated entity.

The REIT intends to elect to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the REIT will generally not be subject to federal or state income tax to the extent that its distributions to shareholders satisfy the real estate investment trust requirements and certain asset, income and share ownership tests are met.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of financial statement presentation, the REIT considers all liquid investments with an original maturity of three months or less to be cash equivalents.

Loans Held for Investment and Securitization Bond Financing

During 2004, the REIT completed three securitizations totaling $2.8 billion structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by the REIT and, AHL, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the loans remain on the balance sheet (referred to as “mortgage loans held for investment”), retained interests are not created for accounting purposes, and securitization bond financing replaces the warehouse debt originally associated with the loans held for investment. The REIT records interest income on loans held for investment and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discount related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

The REIT periodically evaluates the need for or the adequacy of the allowance for loan losses on its mortgage loans held for investment. Provision for loan losses on mortgage loans held for investment is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in such portfolio. The REIT defines a loan as non-accruing at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying the REIT’s and AHL’s historical loss experience. The REIT also uses other analytical tools to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments are reported in earnings. As these estimates are influenced by factors outside of the REIT’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Carrying values are written down to fair value when the loan is foreclosed or deemed uncollectible.

Derivative Financial Instruments

As part of the REIT’s interest rate management process, the REIT uses derivative financial instruments such as Eurodollar futures and options. In connection with some of the securitizations structured as financings, the REIT entered into interest rate cap agreements. In connection with one of the securitizations structured as financings in 2004, the REIT entered into an interest rate swap agreement. It is not the REIT’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

The REIT designates certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. The REIT has implemented fair value hedge accounting on its mortgage loans held for investment, whereby certain derivatives are designated as a hedge of the fair value of mortgage loans held for investment. Changes in the fair value of such derivative instruments and changes in the fair value of the hedged assets, which are determined to be effective, are recorded as a component of interest income in the period of change. Should the hedge prove to be perfectly effective, the current period net impact to earnings would be minimal. Accordingly, the net amount recorded in the statement of operations relating to fair value hedge accounting is referred to as hedge ineffectiveness. During the third quarter of 2004, the REIT implemented the use of cash flow hedging on its securitization debt under SFAS No. 133. Pursuant to SFAS No. 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recognized into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the statement of operations in the period in which the changes occur.

Loan Origination Costs and Fees

Loan origination fees and certain direct origination costs are deferred as an adjustment to the carrying value of the loans. These fees and costs are amortized over the life of the loan on a level yield basis for mortgage loans held for investment or recognized when prepayments occur.

Provision for Losses

Provision for losses on loans held for investment is recorded in an amount sufficient to maintain the allowance for loan losses at a level considered appropriate to cover probable losses on such loans. Market valuation adjustments have been recorded on real estate owned. These adjustments are based on the REIT’s and AHL’s estimate of probable losses, calculated using loss frequency and loss severity rate assumptions and are based on the value that the REIT could reasonably expect to obtain from a sale, that is, other than in a forced or liquidation sale. Provision for losses also includes net losses on real estate owned. The REIT periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. As these estimates are influenced by factors outside of the REIT’s control and as uncertainty is inherent in these estimates, actual amounts charged off could differ from amounts recorded.

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on loans held for investment. The REIT does not accrue interest on loans that are 90 days or more delinquent.

Escrow and Fiduciary Funds

The REIT maintains segregated bank accounts in trust for the benefit of investors for payments on securitized loans and mortgage loans serviced for investors. Accredited also maintains bank accounts for the benefit of borrower’s property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $68.2 million at December 31, 2004 and are excluded from the REIT’s assets and liabilities.

Income Taxes

The REIT intends to elect to be subject to tax as a real estate investment trust under the Internal Revenue Code of 1986. As a result, the REIT will generally not be subject to federal or state income tax to the extent that the REIT distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust.

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by AHL, as our servicer, in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs associated with foreclosure are charged to the reserve. At December 31, 2004, real estate owned amounting to $2.7 million, net of valuation allowances, is included in other assets.

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Other comprehensive income consists of net unrealized gains on cash flow hedges of $3.3 million at December 31, 2004.

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At December 31, 2004, 33% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California. The remaining properties securing mortgage loans did not exceed 10% in any other state at December 31, 2004.

3. MORTGAGE LOANS

Mortgage loans held for investment—Mortgage loans held for investment were as follows at December 31, 2004:

(in thousands)
Loans held for investment—principal balance	$4,101,982
Basis adjustment for fair value hedge accounting	13,741
Net deferred origination fees	(4,457)
Allowance for loan losses	(54,960)

Loans held for investment, net	$4,056,306

Provision for losses - Activity in the reserves was as follows from inception (May 4, 2004) to December 31, 2004:

	Contributions from Parent	Provision for Losses	Chargeoffs, net	Transfers(1)	Balance at End of Period
	(in thousands)
Mortgage loans held for investment	$51,581	$6,536	$(1,129)	$(2,028)	$54,960
Real estate owned	—	—	—	2,028	2,028

Total	$51,581	$6,536	$(1,129)	$—	$56,988

(1)	Loss reserve transfer coincides with the reclassifications of mortgage loans to real estate owned.

The following table summarizes the historical loss and delinquency amounts for mortgage loans and real estate owned:

	At December 31, 2004		Inception (May 4, 2004) to December 31, 2004
	Total Principal Amount	Delinquent Principal Over 90 Days	Credit Losses, net of recoveries
	(in thousands)
Mortgage loans held for investment	$4,101,982	$22,634	$1,129
Real estate owned	4,716	4,716	—

Total	$4,106,698	$27,350	$1,129

4. OTHER RECEIVABLES

Other receivables were as follows at December 31, 2004:

(in thousands)
Accrued interest on mortgage loans	$22,039
Deposit in derivative margin account	6,361
Other	1,583

Total	$29,983

5. DERIVATIVE FINANCIAL INSTRUMENTS

Objectives for Holding Derivative Financial Instruments—The REIT regularly securitizes and sells fixed and variable rate loans. The REIT faces interest rate risk on its loans held for investment, which exists because some of these loans have fixed interest rates for a period of two, three or five years while the rate passed through to the holders of the securitization bonds is based upon an adjustable rate. The REIT’s use of derivatives is intended to mitigate the volatility of earnings associated with changes in the cash flows of the securitization debt due to changes in LIBOR rates.

Accounting for Derivative Financial Instruments and Designation of Hedged Instruments—The REIT accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that the REIT recognize all derivative instruments in the financial statements and measure them at fair value regardless of the purpose or intent for holding them.

Derivatives are held as part of a formally documented interest rate risk management (hedging) program. The REIT has implemented hedge accounting for certain derivative financial instruments used to hedge its mortgage loans held for investment. On the date a derivative contract is entered into, the REIT designates the derivative as a fair value hedge, which hedges the fair value of mortgage loans held for investment. Changes in the fair value of such a derivative financial instrument and changes in the fair value of hedged assets attributable to the hedged risk, which are determined to be effective, are recorded in current period earnings. Should the hedge prove to be perfectly effective, the current period net impact to earnings would be nil. Accordingly, the net amount recorded in the REIT’s statement of operations is referred to as hedge ineffectiveness.

The REIT documents the relationships between hedging instruments and hedged items, as well as the purpose, strategy and objective for undertaking various hedge transactions at the inception of such an arrangement. This process includes linking derivatives to specific assets or liabilities on the balance sheet. The REIT also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedge transactions are highly effective in offsetting changes in fair values of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the REIT discontinues hedge accounting.

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

During the third quarter 2004, the REIT implemented the use of cash flow hedge accounting on its securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income, and the ineffective portion be reported in current earnings. For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur or when such instruments are settled.

At the time the hedged asset or liability is no longer exposed to interest rate risk, the REIT terminates the hedging instrument.

Derivative Financial Instruments and Hedged Instrument Activity—The REIT uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At December 31, 2004, a fair value hedge basis adjustment of $13.7 million is included in loans held for investment. Hedge ineffectiveness associated with fair value hedges of $85,000 was recorded in earnings during the period ending December 31, 2004, and is included as a reduction in interest income in the statement of operations.

During the third quarter of 2004, the REIT implemented the use of cash flow hedge accounting on its securitization debt under SFAS No. 133. Previously, the REIT had been using fair value hedge accounting, but elected to use this alternative method to accommodate elements of the REIT requirements. The net impact on earnings is not expected to be materially different under the two methods. Pursuant to SFAS No. 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to changes in interest rates. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $3.3 million were recorded in other comprehensive income during 2004, which is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from March 2005 to September 2010. The effective portion is amortized into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. At the inception of the hedge and on an ongoing basis, the REIT assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge, the REIT discontinues cash flow hedge accounting prospectively. In the instance cash flow hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. For terminated hedges or hedges that no longer qualify as effective, the effective portion previously recorded remains in other comprehensive income and continues to be amortized or accreted into earnings with the hedged item. A total of $6.5 million in gross effective gains, included in other comprehensive income at December 31, 2004, is expected to be amortized into earnings during 2005. Hedge ineffectiveness associated with cash flow hedges of $0.2 million was recorded in earnings during 2004, and is included as a component of interest expense in the statement of operations.

The REIT is required to maintain a cash deposit in a margin account with its broker related to derivative transactions. At December 31, 2004, $6.4 million was on deposit in such margin account and reported in other receivables on the balance sheet, of which $4.7 million represented the fair value of outstanding futures contracts that were designated as hedge instruments. In addition, the REIT had option contracts, interest rate swap agreements and interest rate cap agreements with a fair value of $1.0 million, $1.8 million and $0.3 million, respectively, included in other assets at December 31, 2004, for a total net liquidation value of $9.5 million at December 31, 2004. For the period ending December 31, 2004, a loss of $1.2 million has been recorded as a reduction to interest income relating to the loss in value of interest rate cap agreements. Following the conversion to cash flow hedge accounting, a gain of $1.6 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations relating to the gain in value of interest rate cap agreements and interest rate swap agreements.

The change in fair value of derivative financial instruments, and the related hedged asset, recorded in the statement of operations was as follows for the period from inception (May 4, 2004) to December 31, 2004:

	Interest Income	Interest Expense	Total
	(in thousands)
Net unrealized gain (loss)	$(2,008)	$3,906	$1,898
Net realized gain (loss)	6	(530)	(524)

Total	$(2,002)	$3,376	$1,374

6. TEMPORARY CREDIT FACILITIES

During 2004 the REIT, together with its parent, had three short-term temporary aggregate warehouse credit facilities. The facilities are collateralized by performing, aged and delinquent loans and bore interest based on One-Month LIBOR. The facilities, generally lasting 14 to 16 days, were used for interim financing of mortgage loans which were contributed by AHL to the REIT and then subsequently securitized with permanent bond financing. Amounts outstanding on the temporary credit facilities during 2004 ranged from $707.3 million to $1.0 billion and represent the amount of loans held for securitization. The weighted average interest rate on borrowings outstanding during 2004 was 2.83%. There were no temporary credit facilities that existed at December 31, 2004.

7. SECURITIZATION BOND FINANCING

The following is a summary of the outstanding securitization bond financing at December 31, 2004:

(in thousands)
Series 2002-1 securitization with a stated maturity date of July 25, 2032 and an interest rate of 4.93% for the fixed portion of the bond and One-Month LIBOR plus 0.32% for the variable rate portion of the bond	$64,644
Series 2002-2 securitization with a stated maturity date range of January 25, 2033 through February 25, 2033 and an interest rate of 4.48% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.49% to One-Month LIBOR plus 0.50% for the variable rate portions of the bond	221,021
Series 2003-1 securitization with a stated maturity date of June 25, 2033 and an interest rate of 3.58% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.38% for the variable rate portions of the bond	147,530
Series 2003-2 securitization with a stated maturity date of October 25, 2033 and an interest rate of 4.23% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.37% for the variable rate portions of the bond	251,278
Series 2003-3 securitization with a stated maturity date of January 25, 2034 and an interest rate of 4.46% for the fixed portion of the bond and One-Month LIBOR plus 0.38% for the variable rate portions of the bond	342,386
Series 2004-1 securitization with a stated maturity date of April 25, 2034 and an interest rate of One-Month LIBOR plus 0.30%	384,857
Series 2004-2 securitization with a stated maturity date of July 25, 2034 and an interest rate range of One-Month LIBOR plus 0.29% to One-Month LIBOR plus 0.30%	604,229
Series 2004-3 securitization with a stated maturity date of October 25, 2034 and an interest rate range of 2.90% to 5.25% for the fixed portions of the bond and a range of One-Month LIBOR plus 0.17% to One-Month LIBOR plus 2.50% for the variable rate portions of the bond	928,914
Series 2004-4 securitization with a stated maturity date of January 25, 2035 and an interest rate of 5.25% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.15% to One-Month LIBOR plus 1.80% for the variable rate portions of the bond	1,012,214

3,957,073
Unamortized bond discount	(2,958)

Total securitization bond financing, net	$3,954,115

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $4.1 billion as of December 31, 2004. Unamortized debt issuance costs, included in other assets, are $14.1 million at December 31, 2004.

Amounts collected on the mortgage loans are remitted to the respective trustees, who in turn distribute such amounts each month to the bondholders, together with other amounts received related to the mortgage loans, net of fees payable to the REIT, the trustee and the insurer of the bonds. Any remaining funds after payment of fees and distribution of principal and interest is known as excess interest.

The securitization agreements require that a certain level of overcollateralization be maintained for the bonds. A portion of the excess interest may be initially distributed as principal to the bondholders to increase the level of overcollateralization. Once a certain level of overcollateralization has been reached, excess interest is no longer distributed as principal to the bondholders, but, rather, is passed through to the REIT. Should the level of overcollateralization fall below a required level, excess interest will again be paid as principal to the bondholders until the required level has been reached.

The securitization agreements provide that if delinquencies or losses on the underlying mortgage loans exceed certain maximums, the required levels of credit enhancement would be increased.

Due to the potential for prepayment of mortgage loans, the early distribution of principal to the bondholders and the optional clean-up call, the bonds are not necessarily expected to be outstanding through the stated maturity date set forth above.

The following table summarizes the expected repayment requirements relating to the securitization bond financing at December 31, 2004. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

Years Ending December 31:	(in thousands)
2005	$1,196,065
2006	1,132,451
2007	678,740
2008	337,457
2009	232,010
Thereafter	380,350
Discount	(2,958)

Total	$3,954,115

8. INCOME TAXES AND DISTRIBUTION OF EARNINGS

At the time the REIT files its first income tax return, the REIT will elect to be treated as a REIT for income tax purposes in accordance with certain provisions of the Internal Revenue Code of 1986. As a result of this election, the REIT will generally not be subject to federal or state income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust. To facilitate the distribution of earnings, the REIT’s board of trustees declared and the REIT paid annual cash dividends on common stock of $50.0 million and quarterly cash dividends on preferred stock totaling $3.7 million.

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations from inception (May 4, 2004) to December 31, 2004:

(in thousands)
Federal income tax at statutory rate	$17,167
Preferred stock dividends at statutory rate	(1,279)
Common stock dividends paid deduction	(15,888)

Total provision	$—

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments such as cash and cash equivalents and accrued interest receivable and payable are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of warehouse credit facilities are reasonable estimates of their fair value because of their short maturity and interest rates that adjust with current market rates. Fair value for derivative financial instruments is based on quoted market prices.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. However, the estimates presented herein are not necessarily indicative of the amounts that the REIT could realize in a current market exchange.

Mortgage Loans Held for investment—Fair value is determined using AHL’s current investor commitments or, in the absence of such commitments, fair value is based upon AHL’s current investor commitments for loans of similar credit quality.

Securitization Bond Financing—Fair value is based on interest rates that are currently available to the REIT for issuance of debt with similar terms and remaining maturities.

Estimated fair values for these financial instruments were as follows at December 31, 2004:

	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets:
Loans held for investment—principal balance	$4,101,982	$4,224,242
Financial liabilities:
Securitization bond financing	$3,954,115	$3,973,935

The fair value estimates are based on pertinent information available to management as of December 31,2004. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements. Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10. PREFERRED STOCK

The Board of Trustees, or a duly authorized committee thereof, may issue up to 200,000,000 shares of preferred stock from time to time in one or more classes or series. In addition, the Board of Trustees, or duly authorized committee thereof, may fix the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption.

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees and a duly authorized committee thereof has classified and designated 4,093,678 preferred shares as Series A Preferred Shares.

In August 2004, the REIT closed the public offering of 3,400,000 shares of the REIT’s 9.75% Series A Perpetual Cumulative Preferred Shares. These preferred shares have a par value of $1.00 and will pay investors cumulative dividends of $2.4375 per share annually, which is the equivalent of 9.75% of the $25.00 liquidation preference and face value per share. The REIT may not redeem the preferred shares prior to September 30, 2009, except upon the occurrence of a specific tax or investment company event.

In September 2004, the underwriters of the above mentioned public offering purchased an additional 100,000 preferred shares pursuant to the exercise of their over-allotment option. In October 2004, the REIT closed a public offering of 593,678 additional Series A preferred shares. The REIT used the net proceeds from the offerings, which totaled $97.9 million, during 2004, primarily to invest in mortgage assets through securitization transactions. At December 31, 2004, the aggregate redemption value of the total preferred shares outstanding was $102.3 million.

On September 9, and December 2, 2004, the REIT’s board of trustees declared quarterly cash dividends on the preferred shares at the rate of $0.3317 and $0.609375 per share, respectively. The $1.2 million and $2.5 million cash dividends were paid on September 30, and December 31, 2004, to preferred stockholders on record at the close of business on September 15 and December 15, 2004, respectively.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2005, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with any of these covenants, no dividends can be declared on the REIT’s common stock until it is in compliance with all covenants as of the end of two successive quarters. As of December 31, 2004, the REIT was in compliance with the covenants applicable to 2004.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock.

11. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable at an annual rate equal to the Six-Month LIBOR plus 1.0%.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information from inception (May 4, 2004) to December 31, 2004:

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$31,407

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$2,688

Detail of assets and liabilities contributed from parent:
Cash contributions	$26,001
Mortgage loans, net of reserves	4,445,453
Other net assets	18,203
Outstanding balances on warehouse credit facilities	(2,767,798)
Securitization bond financing	(1,652,400)

Net capital contributions from parent	$69,459

13. SUBSEQUENT EVENTS

On February 24, 2005, the REIT closed a securitization containing $917.2 million of first priority residential mortgage loans. The securitization utilized a senior/subordinated structure consisting of five classes of senior notes and six classes of subordinated notes with original principal balances totaling $903.5 million and a final stated maturity date of April 2035. Proceeds from the sale of the notes were approximately $900.1 million or 99.63% of the original principal balance of the notes sold, before deducting expenses. The securitization is structured as a financing; therefore, both the mortgage loans and the debt represented by the notes remain on the REIT’s balance sheet. The REIT used the proceeds from the securitization primarily to repay warehouse financing associated with the mortgage loans.

The REIT’s board of trustees declared and the REIT paid an additional dividend on common stock in January 2005 of $50 per common share or $5.0 million. In addition, on March 2, 2005, the REIT’s Board of Trustees declared a quarterly cash dividend on its 9.75% Series A Perpetual Cumulative Preferred Shares at the rate of $0.609375 per share. The dividend will be paid on March 31, 2005 to preferred stockholders of record at the close of business on March 15, 2005.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following data was derived from unaudited financial information for the period from inception (May 4, 2004) to June 30, 2004 and the third and fourth quarters ended December 31, 2004. Such information has been prepared on the same basis as the audited financial statements contained elsewhere in this report and, in the opinion of management, includes all adjustments necessary for the fair presentation of the information for the periods presented. This information should be read in conjunction with the financial statements and the related notes. The operating results in any quarter or partial period are not necessarily indicative of the results that may be expected for any future period.

	Inception (May 4, 2004) to June 30	Three Months Ended		Total year
		September 30	December 31
	(in thousands, except per share amounts)
2004:
Total net revenues	$2,565	$17,850	$35,816	$56,231
Net income	$2,221	$15,529	$31,300	$49,050
Net income available to common stockholders	$2,221	$14,368	$28,805	$45,394
Basic and diluted earnings per share	$22.21	$143.68	$288.05	$453.94