Form 10-Q
period 2005-03-31
ACCREDITED HOME LENDERS HOLDING CO
filed 2005-05-10
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Former name, former address and former fiscal year, if changed since last report: Not applicable.

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

The number of outstanding shares of the registrant’s common stock as of April 30, 2005 was 21,698,889.

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

PART I

ITEM 1.	Financial Statements

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$62,835	$35,155
Restricted cash	6,054	4,589
Mortgage loans held for sale, net of reserve of $19,906 and $17,065, respectively	1,947,326	1,790,134
Mortgage loans held for investment, net of reserve of $69,298 and $60,138 respectively	5,277,564	4,690,758
Furniture, fixtures and equipment, net	33,784	34,763
Other receivables	56,674	57,658
Deferred income tax asset	10,749	34,250
Prepaid expenses and other assets	58,263	41,070

Total assets	$7,453,249	$6,688,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Warehouse credit facilities	$2,391,848	$2,204,860
Securitization bond financing	4,504,863	3,954,115
Income taxes payable	2,146	22,310
Accounts payable and accrued liabilities	46,429	46,615

Total liabilities	6,945,286	6,227,900

COMMITMENTS AND CONTINGENCIES (Note 12)
MINORITY INTEREST IN SUBSIDIARY	97,922	97,922
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 21,647,140 shares and 21,379,690 shares, respectively (including 750,556 and 585,545, respectively, of restricted stock awarded under the deferred compensation plan)	22	21
Additional paid-in capital	93,119	84,281
Unearned compensation	(17,689)	(12,058)
Accumulated other comprehensive income	15,033	2,042
Retained earnings	319,556	288,269

Total stockholders’ equity	410,041	362,555

Total liabilities and stockholders’ equity	$7,453,249	$6,688,377

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
REVENUES:
Interest income	$124,893	$60,626
Interest expense	(54,327)	(20,930)

Net interest income	70,566	39,696
Provision for losses	(17,937)	(7,449)

Net interest income after provision	52,629	32,247
Gain on sale of loans	66,463	54,730
Loan servicing income	2,115	1,563
Other income	1,831	1,905

Total net revenues	123,038	90,445

OPERATING EXPENSES:
Salaries, wages and benefits	42,427	35,255
General and administrative expenses	13,093	9,587
Occupancy	5,023	3,853
Advertising and promotion	4,107	2,466
Depreciation and amortization	3,404	1,774

Total operating expenses	68,054	52,935

Income before income taxes and minority interest	54,984	37,510
Income tax provision	21,202	15,004
Minority interest – dividends on preferred stock of subsidiary	2,495	—

Net income	$31,287	$22,506

Earnings per common share:
Basic	$1.50	$1.12
Diluted	$1.43	$1.05
Weighted average shares outstanding:
Basic	20,851	20,119
Diluted	21,847	21,504

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,287	$22,506
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,404	1,774
Provision for losses	17,937	7,449
Minority interest – dividends paid on preferred stock of subsidiary	2,495	—
Deferred income tax provision (benefit)	14,829	(2,236)
Unrealized loss on risk derivatives	10,103	(5,762)
Reclassification adjustment into earnings for realized gain on derivatives	(2,297)	—
Other	720	529
Changes in operating assets and liabilities:
Restricted cash	(1,460)	(5,451)
Gross changes in mortgage loans held for sale:
Mortgage loans held for sale originated, net of fees	(3,231,355)	(2,388,770)
Cost of loans sold, net of fees	2,088,240	1,582,909
Principal payments received on loans held for sale	24,346	11,274
Other receivables	2,433	(12,238)
Prepaid expenses and other assets	6,801	(8,195)
Income taxes payable	(18,508)	11,611
Accounts payable and accrued liabilities	(482)	6,556

Net cash used in operating activities	(1,051,507)	(778,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on loans held for investment	349,191	123,734
Capital expenditures	(2,427)	(7,414)

Net cash provided by investing activities	346,764	116,320

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warehouse credit facilities	186,988	301,005
Proceeds from issuance of securitization bond financing, net of fees	899,374	503,104
Payments on securitization bond financing	(351,901)	(135,346)
Payments on capital leases	—	(7)
Proceeds from sale of common stock through employee stock plans	525	391
Payment by consolidated subsidiary of preferred stock dividends	(2,495)	—

Net cash provided by financing activities	732,491	669,147
Effect of exchange rate changes on cash	(68)	—

Net increase in cash and cash equivalents	27,680	7,423
Beginning balance, cash and cash equivalents	35,155	27,119

Ending balance, cash and cash equivalents	$62,835	$34,542

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Accredited Home Lenders Holding Co. (“AHLHC”), a Delaware corporation, its wholly owned subsidiaries, Accredited Home Lenders, Inc. (“AHL”) and Accredited Home Lenders Canada, Inc., and AHL’s subsidiary Accredited Mortgage Loan REIT Trust (the “REIT”) (collectively referred to as “Accredited”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. All intercompany balances and transactions are eliminated in consolidation. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in AHLHC’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of financial statement presentation, Accredited considers all liquid investments with an original maturity of three months or less to be cash equivalents.

Mortgage Banking Activities

Accredited originates, finances, securitizes, sells and services mortgage loans secured by residential real estate. Accredited recognizes interest income on loans held for sale and investment from the time that it originates the loan until the time the loans are sold or securitized. Interest income is also recognized over the life of the loans that Accredited has securitized in structures that require financing treatment. Gains on sale of loans are recognized upon the sale of loans for a premium to various third-party investors under purchase and sale agreements. Loan sales may be either on a servicing retained or released basis. Loan servicing income represents all contractual and ancillary servicing revenue for loans that Accredited services for others, net of subservicing costs and Accredited’s servicing costs, and amortization of mortgage servicing rights. Subservicing costs are the amounts Accredited pays to others to service loans on Accredited’s behalf.

In the ordinary course of business, an investor may request that Accredited refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid in full within a certain amount of time from the date of sale. Accredited records a reserve for estimated premium recapture on loans sold, which is charged to gain on sale of loans.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost (including hedge basis adjustments) or market. Market is determined by current investor commitments or, in the absence of such commitments, upon current investor commitments for loans of similar credit quality. Market valuation reserves have been provided on certain non-performing loans and other loans held for sale based upon Accredited’s estimate of probable losses, generally based on Accredited’s loss history for such loans. Valuation adjustments are charged against operations.

Gains or losses resulting from loan sales are recognized at the time of sale, based on the difference between the net sales proceeds and the allocated book value of the loans sold. During the three months ended March 31, 2005 and 2004, Accredited sold $2.1 billion and $1.6 billion, respectively, of loans with mortgage servicing rights released.

Mortgage Loans Held for Investment and Securitization Bond Financing

Mortgage loans held for investment include loans that Accredited has securitized in structures that require financing treatment as well as mortgage loans held for securitization. During each of the three-month periods ended March 31, 2005 and 2004, Accredited completed one securitization of mortgage loans totaling $917.2 million and $505.0 million, respectively, that were structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by Accredited and, Accredited, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the loans remain on the balance sheet as “loans held for investment”, retained interests are not created, and securitization bond financing replaces the warehouse debt originally associated with the loans held for investment. Accredited records interest income on loans held for investment and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

Accredited periodically evaluates the need for or the adequacy of the allowance for loan losses on its loans held for investment. Provision for loan losses on loans held for investment is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in the portfolio. Accredited defines a loan as non-accruing at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying Accredited’s historical loss experience. Accredited also uses other analytical tools to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments are reported in earnings. As these estimates are influenced by factors outside of Accredited’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Carrying values are written down to fair value when the loan is foreclosed upon or deemed uncollectible.

Derivative Financial Instruments

As part of Accredited’s interest rate management process, Accredited uses derivative financial instruments such as Eurodollar futures and options. In connection with five of Accredited’s securitizations structured as financings, Accredited entered into interest rate cap agreements. In connection with two of Accredited’s securitizations structured as financings, Accredited entered into interest rate swap agreements. It is not Accredited’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

Fair Value Hedges

Accredited designates certain derivative financial instruments as hedge instruments under SFAS No. 133, and at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, Accredited evaluates the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains adequate correlation in the hedge relationship. To hedge the effect of interest rate changes on the fair value of mortgage loans held for sale, Accredited uses derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instrument and mortgage loans are recognized in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale recognized as a result of hedge accounting is reversed at the time Accredited sells the mortgage loans. This results in a correspondingly higher or lower gain on sale revenue at such time. The net amount recorded in the consolidated statements of operations is referred to as hedge ineffectiveness.

Cash Flow Hedges

During the third quarter of 2004, Accredited implemented the use of cash flow hedging on its securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recognized into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. At the inception of the hedge and on an ongoing basis, Accredited assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge, Accredited discontinues cash flow hedge accounting prospectively. In the instance cash flow hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. For terminated hedges or hedges that no longer qualify as effective, the effective portion previously recorded remains in other comprehensive income and continues to be amortized or accreted into earnings with the hedged item. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period in which such instruments are settled.

Provision for Losses

Market valuation adjustments have been recorded on certain nonperforming loans, other loans held for sale and real estate owned. These adjustments are based on Accredited’s estimate of probable losses, calculated using loss severity and loss frequency rate assumptions and are based on the value that Accredited could reasonably expect to obtain from a sale, that is, other than in a forced or liquidation sale. Provision for losses on loans held for investment is recorded in an amount sufficient to maintain the allowance for loan losses at a level considered appropriate to cover probable losses on such loans. Provision for losses also includes net losses on real estate owned. Accredited accrues liabilities associated with loans sold which may be required to be repurchased due to breaches of representations and warranties or early payment defaults. Accredited periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. As these estimates are influenced by factors outside of Accredited’s control and as uncertainty is inherent in these estimates, actual amounts charged-off could differ from amounts recorded.

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on loans held for sale during the period prior to their securitization or sale, loans held for investment and mortgage-related securities. For loans which are 90 days or more delinquent, Accredited reverses income previously recognized but not collected, and ceases to accrue income until all past-due amounts are collected. In addition, Accredited calculates an effective yield based on the carrying amount of the mortgage-related securities and Accredited’s then-current estimates of future cash flows and recognizes accretion income, which is included as a component of interest income.

Escrow and Fiduciary Funds

Accredited maintains segregated bank accounts in trust for the benefit of investors for payments on securitized loans and mortgage loans serviced for investors. Accredited also maintains bank accounts for the benefit of borrowers’ property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $120.5 million and $101.9 million at March 31, 2005 and December 31, 2004, respectively, and are excluded from Accredited’s assets and liabilities.

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

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by Accredited in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less costs to dispose. Fair value is based on the net amount that Accredited could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At March 31, 2005 and December 31, 2004, real estate owned amounting to $8.5 million and $6.1 million, net of valuation allowances, respectively, is included in other assets.

Stock-Based Compensation

Accredited currently accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of Accredited’s stock at the date of grant over the grant price.

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.

Accredited has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for Accredited’s stock-based compensation plans been determined based on the fair value at the grant date for options consistent with the provisions of SFAS No. 123, Accredited’s net income would have been reduced to the pro forma amounts in the following table.

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Net income, as reported	$31,287	$22,506
Add: Stock-based compensation included in reported net income, net of tax	28	28
Deduct: Stock-based employee compensation expense determined using fair value method, net of tax	(758)	(627)

Pro forma net income	$30,557	$21,907

Earnings per share:
Basic – as reported	$1.50	$1.12

Basic – pro forma	$1.47	$1.09

Diluted – as reported	$1.43	$1.05

Diluted – pro forma	$1.40	$1.02

The fair value of each option grant and purchase right is estimated as of the date of the grant using the Black-Scholes option-pricing model. The weighted average risk free rate applied is for a period commensurate with the expected life of the options or purchase rights. Accredited’s historical volatility is used for options or purchase rights where there is sufficient history to correspond with the term of the option or purchase right. Where there is insufficient history due to the limited time that Accredited has been a publicly traded company, Accredited’s volatility is calculated as an average of its own volatility and the mean of its closest competitors’ volatility for the respective periods. The underlying assumptions used to estimate the fair values of options and purchase rights granted are as follows:

	Three Months Ended March 31,
	2005	2004
Weighted average risk free rate for options	3.31%	1.99%
Weighted average risk free rate for purchase rights	2.63%	1.02%
Weighted average expected option life	2.6 yrs	2.7 yrs
Expected purchase right life	0.5 yrs	0.5 yrs
Expected stock price volatility for options	45%	57%
Expected stock price volatility for purchase rights	45%	51%
Expected dividend yield	—	—
Weighted average fair value of options granted with an exercise price equal to market price on grant date	$14.41	$14.76
Weighted average fair value of purchase rights granted	$13.90	$8.99

In December 2004, the FASB issued a revision of SFAS No. 123, which also supersedes APB 25. The compliance date for the revised standard was extended by the Securities and Exchange Commission (the “SEC”) in April 2005. The revision, as extended by the SEC, applies to all options granted after December 31, 2005 and requires the recognition of compensation expense in the financial statements for all share-based payment transactions subsequent to that date.

Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the consolidated Statements of Operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges and foreign currency translation adjustments.

Accumulated other comprehensive income and comprehensive income are determined as follows:

	Accumulated Other Comprehensive Income	Comprehensive Income
	(In thousands) (Unaudited)
Balance at December 31, 2003	$—
Net income	—	$22,506

Balance at March 31, 2004	$—	$22,506

Balance at December 31, 2004	$2,042
Net income	—	$31,287
Net unrealized gains on cash flow hedges, net of taxes of $9,589	14,377	14,377
Reclassification adjustment into earnings for realized gain on derivatives, net of taxes of $917	(1,379)	(1,379)
Foreign currency translation adjustments	(7)	(7)

Balance at March 31, 2005	$15,033	$44,278

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

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on reported net income. A reclassification of $139,000 in net realized and unrealized gains on insurance contracts used to fund the Company’s deferred compensation plan previously reported in other income to salaries, wages and benefits was made in the consolidated statement of operations for the three months ended March 31, 2004 to conform to the March 31, 2005 presentation.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which also supersedes APB 25, Accounting for Stock Issued to Employees. The revised standard eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and eliminates the disclosure only provisions of SFAS No. 123. The compliance date for the revised standard was extended by the Securities and Exchange Commission (the “SEC”) in April 2005. The revision, as extended by the SEC, applies to all awards granted after December 31, 2005 and requires the recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards and applies to all stock options and awards granted after December 31, 2005 and requires the recognition of compensation expense in the financial statements for all share-based payment transactions subsequent to that date. The revision also requires the prospective recognition of compensation expense in the financial statements for all unvested options as of January 1, 2006. Adoption of this standard on January 1, 2006 will have a slightly negative impact on our earnings based on the pro forma data in the table above.

2.	CONCENTRATIONS OF RISK

Significant Customers

During the three months ended March 31, 2005, Accredited sold $634.8 million, $593.9 million and $231.3 million in loans to three separate investors, which represented 30%, 28% and 11%, respectively, of total loans sold. During the three months ended March 31, 2004, Accredited sold $516.9 million, $299.9 million and $153.1 million in loans to three separate investors, which represented 33%, 19% and 10%, respectively, of total loans sold. No other sales to individual investors accounted for more than 10% of total loans sold during the three months ended March 31, 2005 and 2004.

Credit Repurchase Risk

Accredited’s sales of mortgage loans are subject to standard mortgage industry representations and warranties, material violations of which may require Accredited to repurchase one or more mortgage loans, including provisions requiring Accredited to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. During the three months ended March 31, 2005 and 2004 loans repurchased totaled $17.2 million and $3.7 million, respectively, pursuant to the these provisions. At March 31, 2005 and December 31, 2004, the reserve for potential future repurchases totaled $5.5 million and $5.1 million, respectively.

Geographical Concentration

Properties securing the mortgage loans in Accredited’s servicing portfolio, including loans subserviced, are geographically dispersed throughout the United States and, to a much lesser extent, in Canada. At March 31, 2005 and December 31, 2004, 28% and 29%, respectively, of the unpaid principal balance of mortgage loans in Accredited’s servicing portfolio were secured by properties located in California. The remaining properties securing mortgage loans serviced did not exceed 10% in any other state at March 31, 2005 or December 31, 2004.

Loan originations are geographically dispersed throughout the United States and, to a much lesser extent, in Canada. During the three months ended March 31, 2005, 22% and 10% of loans originated were collateralized by properties located in California and Florida, respectively. During the three months ended March 31, 2004, 31% of loans originated were collateralized by properties located in California. The remaining originations did not exceed 10% in any other state during either of these periods.

An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

3.	MORTGAGE LOANS

Mortgage loans held for sale—Mortgage loans held for sale were as follows:

	March 31, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Mortgage loans held for sale—principal balance	$1,967,741	$1,805,620
Basis adjustment for fair value hedge accounting	(3,648)	5
Net deferred origination costs	3,139	1,574
Market reserve	(19,906)	(17,065)

Mortgage loans held for sale, net	$1,947,326	$1,790,134

Mortgage loans held for investment—Mortgage loans held for investment were as follows:

	March 31, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Mortgage loans held for investment—principal balance	$4,667,616	$4,101,982
Mortgage loans held for securitization	676,715	642,451
Basis adjustment for fair value hedge accounting	9,451	12,365
Net deferred origination fees	(6,920)	(5,902)
Allowance for loan losses	(69,298)	(60,138)

Mortgage loans held for investment, net	$5,277,564	$4,690,758

Reserves for losses - Activity in the reserves was as follows:

	Balance at Beginning of Year	Provision for Losses	Chargeoffs, net	Transfers	Balance at End of Period
	(In thousands) (Unaudited)
Three Months Ended March 31,:
2005:
Mortgage loans held for sale	$17,065	$4,386	$(1,545)	$—	$19,906
Mortgage loans held for investment	60,138	10,085	(925)	—	69,298
Real estate owned	4,405	2,763	(772)	—	6,396
Reserve for repurchases included in accrued liabilities	5,126	703	(368)	—	5,461

Total	$86,734	$17,937	$(3,610)	$—	$101,061

2004:
Mortgage loans held for sale	$9,698	$2,094	$(840)	$(927)	$10,025
Mortgage loans held for investment	21,761	5,057	(262)	160	26,716
Real estate owned	2,328	(109)	(1,226)	767	1,760
Reserve for repurchases included in accrued liabilities	5,445	407	(67)	—	5,785

Total	$39,232	$7,449	$(2,395)	$—	$44,286

The following tables summarize the historical loss and delinquency amounts for the serviced portfolio, including mortgage loans and real estate owned:

			Three Months Ended March 31,
	At March 31, 2005		2005	2004
	Total Principal Amount	Delinquent Principal Over 90 Days	Credit Losses, net of recoveries	Credit Losses, net of recoveries
	(In thousands) (Unaudited)
Mortgage loans held for sale(1)	$1,967,741	$18,667	$1,913	$907
Mortgage loans held for investment	5,344,331	29,673	925	262
Real estate owned	14,897	14,897	772	1,226
Off-balance sheet serviced portfolio(2)	149,133	17,718	1,054	1,525

Total	$7,476,102	$80,955	$4,664	$3,920

	At December 31, 2004
	Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands)
Mortgage loans held for sale(1)	$1,805,620	$18,556
Mortgage loans held for investment	4,744,433	22,634
Real estate owned	10,526	10,526
Off-balance sheet serviced portfolio(2)	171,002	20,324

Total	$6,731,581	$72,040

(1)	Includes loans repurchased.

(2)	Includes off-balance sheet mortgage loans sold servicing retained or securitized, and real estate owned.

4.	OTHER RECEIVABLES

Other receivables were as follows:

	March 31, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Accrued interest on mortgage loans	$31,963	$28,852
Deposit in derivative margin account	12,381	15,457
Corporate, escrow and servicing advances	10,367	10,491
Other	1,963	2,858

Total	$56,674	$57,658

5.	DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

Accredited uses hedge accounting as required by SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale and mortgage loans held for investment. At March 31, 2005 and December 31, 2004 fair value hedge basis adjustments of ($3.6 million) and $5,000, respectively, are included as an addition to (a reduction in) mortgage loans held for sale related to the $935.8 million and $1.6 billion, respectively, of such loans designated as the hedged assets. Hedge ineffectiveness associated with these fair value hedges of ($0.2 million) and $0.4 million was recorded in earnings during the three months ended March 31, 2005 and 2004, respectively, and is included as an addition to (a reduction in) gain on sale of loans in the consolidated statements of operations.

At March 31, 2005 and December 31, 2004, fair value hedge basis adjustments of $9.5 million and $12.4 million, respectively, are included in loans held for investment. Hedge ineffectiveness associated with these fair value hedges of zero and ($0.1) million was recorded in earnings during the three months ended March 31, 2005 and 2004, respectively, and is included as a reduction in interest income in the consolidated statements of operations.

Cash Flow Hedges

During the third quarter of 2004, Accredited implemented the use of cash flow hedge accounting on its securitization debt under SFAS No. 133. Previously Accredited had been using fair value hedge accounting, but elected to add this alternative method to accommodate elements of the REIT requirements. The net impact on earnings is not expected to be materially different under the two methods. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $24.0 million, reduced by related tax liabilities of $9.6 million, were recorded in other comprehensive income during the three months ended March 31, 2005, which is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from April 2005 to March 2012. A total of $16.7 million in net effective gains before taxes, included in other comprehensive income at March 31, 2005, is expected to be reclassified into earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of $1.1 million was recorded in earnings during the three months ended March 31, 2005, and is included as a component of interest expense in the consolidated statements of operations.

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At March 31, 2005 Accredited had outstanding futures contracts, options contracts and interest rate swap agreements which were designated as hedge instruments, as well as interest rate cap agreements. At March 31, 2005 and December 31, 2004, the fair value of the margin account balances required for these derivatives and the futures contracts was $12.4 million and $15.5 million, respectively, and is included in other receivables. At March 31, 2005, the fair value of the options contracts, interest rate swap and cap agreements was $2.7 million, $11.3 million and $0.3 million, respectively, and is included in other assets. At December 31, 2004, the fair value of the options contracts, interest rate swap and cap agreements was $1.0 million, $1.8 million and $0.3 million, respectively. The total net liquidation value at March 31, 2005 and December 31, 2004 of these derivatives and related margin account balances was $26.7 million and $18.6 million, respectively. A gain of $1.7 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the three months ended March 31, 2005 relating to the gain in value of interest rate cap agreements and interest rate swap agreements.

Margin Accounts

The change in fair value of derivative financial instruments and the related hedged asset recorded in earnings was as follows:

	Interest Income	Interest Expense	Gain on Sale	Other Income	Total
	(In thousands) (Unaudited)
Three months ended March 31,:
2005:
Net unrealized gain (loss)	$(1,778)	$(5,351)	$(3,011)	$37	$(10,103)
Net realized gain	—	10,215	9,773	27	20,015

Total	$(1,778)	$4,864	$6,762	$64	$9,912

2004:
Net unrealized gain (loss)	$(1,506)	$—	$7,287	$(19)	$5,762
Net realized loss	(1,791)	—	(12,675)	(329)	(14,795)

Total	$(3,297)	$—	$(5,388)	$(348)	$(9,033)

6.	WAREHOUSE CREDIT FACILITIES

Outstanding warehouse credit facilities consisted of the following:

	March 31, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
A $660 million warehouse credit facility expiring December 15, 2006, collateralized by performing, aged and delinquent loans, bearing interest based on One-Month LIBOR (rate was 3.820% to 5.370% at March 31, 2005)	$573,445	$266,436
A $600 million combined warehouse credit facility expiring December 8, 2005, collateralized by performing, aged and delinquent loans and REO property, bearing interest based on One-Month LIBOR (rate was 3.810% to 4.035% at March 31, 2005)	562,613	210,979
A $600 million warehouse credit facility expiring November 7, 2005, collateralized by performing, aged and delinquent loans, bearing interest based on One-Month LIBOR (rate was 3.820% to 3.970% at March 31, 2005)	401,721	371,213
A $500 million combined warehouse credit facility expiring July 30, 2005, collateralized by performing, aged and delinquent loans and REO property, bearing interest based on One-Month LIBOR (rate was 3.750% to 6.350% at March 31, 2005)	312,926	376,290
A $650 million warehouse credit facility expiring May 27, 2005, collateralized by performing, aged and delinquent loans, bearing interest based on One-Month LIBOR (rate was 3.770% to 4.470% at March 31, 2005)	219,954	277,280
A $650 million combined warehouse credit facility expiring October 7, 2005, collateralized by performing, aged and delinquent loans and REO property, bearing interest based on One-Month LIBOR (rate was 3.725% to 4.000% at March 31, 2005)	161,713	404,816
A $300 million warehouse credit facility expiring August 1, 2005, collateralized by performing, aged and delinquent loans, bearing interest based on One-Month LIBOR (rate was 3.975% at March 31, 2005)	139,492	269,020
A $40 million warehouse credit facility expiring August 31, 2005, collateralized by performing loans, bearing interest based on the prime rate (rate was 3.370% to 3.620% at March 31, 2005)	19,984	28,826

Total warehouse credit facilities	$2,391,848	$2,204,860

At March 31, 2005, Accredited was in compliance with all covenant requirements for each of the facilities. Accredited’s warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements and limitations on other indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under Accredited’s other facilities.

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

7.	SECURITIZATION BOND FINANCING

Securitization bond financing consisted of the following:

	March 31, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Series 2002-1 securitization with a stated maturity date of July 25, 2032 and an interest rate of 4.93% for the fixed portion of the bond and One-Month LIBOR plus 0.32% for the variable rate portion of the bond	$58,694	$64,644
Series 2002-2 securitization with a stated maturity date range of January 25, 2033 through February 25, 2033 and an interest rate of 4.48% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.49% to One-Month LIBOR plus 0.50% for the variable rate portions of the bond	193,765	221,021
Series 2003-1 securitization with a stated maturity date of June 25, 2033 and an interest rate of 3.58% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.38% for the variable rate portions of the bond	128,125	147,530
Series 2003-2 securitization with a stated maturity date of October 25, 2033 and an interest rate of 4.23% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.37% for the variable rate portions of the bond	222,994	251,278
Series 2003-3 securitization with a stated maturity date of January 25, 2034 and an interest rate of 4.46% for the fixed portion of the bond and One-Month LIBOR plus 0.38% for the variable rate portions of the bond	296,671	342,386
Series 2004-1 securitization with a stated maturity date of April 25, 2034 and an interest rate of One-Month LIBOR plus 0.30%	333,036	384,857
Series 2004-2 securitization with a stated maturity date of July 25, 2034 and an interest rate range of One-Month LIBOR plus 0.29% to One-Month LIBOR plus 0.30%	552,669	604,229
Series 2004-3 securitization with a stated maturity date of October 25, 2034 and an interest rate range of 2.90% to 5.25% for the fixed portions of the bond and a range of One-Month LIBOR plus 0.17% to One-Month LIBOR plus 2.50% for the variable rate portions of the bond	864,624	928,914
Series 2004-4 securitization with a stated maturity date of January 25, 2035 and an interest rate of 5.25% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.15% to One-Month LIBOR plus 1.80% for the variable rate portions of the bond	967,044	1,012,214
Series 2005-1 securitization with a stated maturity date of April 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	891,009	—

	4,508,631	3,957,073
Unamortized bond discounts	(3,768)	(2,958)

Total securitization bond financing, net	$4,504,863	$3,954,115

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $4.7 billion and $4.1 billion as of March 31, 2005 and December 31, 2004, respectively. Unamortized debt issuance costs, included in prepaid and other assets, are $15.7 million and $14.1 million at March 31, 2005 and December 31, 2004, respectively.

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

The following table summarizes the expected repayments relating to the securitization bond financing at March 31, 2005 and are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

(In thousands) (Unaudited)
Nine months ending December 31, 2005	$1,066,405
Years Ending December 31:
2006	1,405,621
2007	872,085
2008	436,349
2009	285,526
2010	175,716
Thereafter	266,929
Discount	(3,768)

Total	$4,504,863

8.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of significant items comprising Accredited’s net deferred tax asset were as follows:

	March 31, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Deferred tax assets:
Loans held for sale	$15,445	$14,702
Market reserve on loans held for sale	10,385	5,591
Loan securitizations	15,333	5,907
State taxes	2,829	1,549
Other reserves and accruals	2,967	2,057

Total deferred tax assets	46,959	29,806

Deferred tax liabilities:
Mortgage-related securities	(10,647)	(11,518)
Investment in real estate investment trust	(15,567)	—
Cash flow hedging	(9,996)	(1,325)

Total deferred tax liabilities	(36,210)	(11,486)

Net deferred tax asset	$10,749	$34,250

The income tax provision consists of the following:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
	(Unaudited)
Current:
Federal	$4,849	$13,542
State	1,524	3,698

Total current provision	6,373	17,240

Deferred:
Federal	12,307	(1,372)
State	2,522	(864)

Total deferred provision (benefit)	14,829	(2,236)

Total provision	$21,202	$15,004

The deferred income tax expense resulted from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes.

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations:

	Three Months Ended March 31,
	2005	2004
	(In thousands) (Unaudited)
Federal income tax at statutory rate	$19,244	$13,128
State income tax, net of federal effects	2,630	1,842
REIT dividends on preferred stock	(873)	—
Other	201	34

Total provision	$21,202	$15,004

Accredited recorded $1.7 million and $2.3 million, during the three months ended March 31, 2005 and 2004, respectively, as a reduction in income taxes payable for corporate tax deductions arising from the sale by employees of common stock they acquired from employee stock plans prior to the fulfillment of the required tax holding periods for such stock. These benefits have been reflected as additional paid in capital in the accompanying consolidated statements of stockholders’ equity.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows:

	March 31, 2005	December 31, 2004
	(In thousands)
Accrued liabilities – general	$19,332	$18,093
Accrued liabilities – payroll	18,945	20,678
Reserve for repurchases	5,461	5,126
Reserve for premium recapture	2,149	2,410
Accounts payable	542	308

Total	$46,429	$46,615

10.	MINORITY INTEREST IN SUBSIDIARY

In May 2004, AHL formed a subsidiary, Accredited Mortgage Loan REIT Trust, for the purpose of acquiring, holding and managing real estate assets. All of the outstanding common shares of the REIT are held by AHL, which in turn is a wholly owned subsidiary of AHLHC. Our intention is to hold all loans held for investment and related securitized bond financing activities in this trust. The REIT intends to elect to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the REIT will generally not be subject to federal or state income tax to the extent that its distributions to shareholders satisfy the real estate investment trust requirements and certain asset, income and share ownership tests are met.

In January 2005, the REIT’s board of trustees declared and the REIT paid a dividend on common stock of $50 per common share or $5.0 million. On March 2, 2005, the REIT’s board of trustees declared quarterly cash dividends on the preferred shares at the rate of $0.609375 per share. The $2.5 million cash dividends were paid on March 31, 2005, to preferred stockholders on record at the close of business on March 15, 2005.

AHLHC irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. AHLHC’s guarantee is subordinated in right of payment to AHLHC’s indebtedness, on parity with the most senior class of AHLHC’s preferred stock and senior to AHLHC’s common stock. At March 31, 2005, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at December 31, 2004, the REIT’s current annual preferred dividend obligation totals $10.0 million.

The preferred shares are reported as minority interest in subsidiary in our consolidated balance sheet.

11.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and the weighted average number of unissued, vested restricted common stock awards for the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted average number of common shares and unissued, vested restricted common stock awards, plus potential common shares from outstanding stock options and unvested restricted stock awards where the effect of those securities is dilutive. The computations for basic and diluted earnings per share are as follows:

	Net Income (numerator)	Shares (denominator)	Per Share Amount
	(In thousands, except per share amounts) (Unaudited)
Three Months Ended March 31,:
2005:
Basic earnings per share	$31,287	20,851	$1.50

Effect of dilutive shares:
Stock options		762
Restricted stock		234

Diluted earnings per share	$31,287	21,847	$1.43

Potentially dilutive stock options not included above since they are antidilutive		221
2004:
Basic earnings per share	$22,506	20,119	$1.12

Effect of dilutive shares:
Stock options		1,213
Restricted stock		172

Diluted earnings per share	$22,506	21,504	$1.05

Potentially dilutive stock options not included above since they are antidilutive		149

12.	COMMITMENTS AND CONTINGENCIES

Accredited is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the balance sheet. The credit risk is mitigated by Accredited’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. Accredited does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. Accredited commits to originate loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $586.8 million as of March 31, 2005.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee.

Accredited periodically enters into other loan sale commitments. Forward loan sale commitments and pools awarded awaiting settlement totaled $944.2 million at March 31, 2005.

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

From time to time, Accredited enters into certain types of contracts that contingently require Accredited to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of Accredited’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, Accredited has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2005.

AHLHC irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares: (i) all accrued and unpaid dividends, (ii) the redemption price and (iii) the liquidation preference. See further discussion under Note 13. Minority Interest in Subsidiary.

Legal Matters—In December 2002, Accredited was served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which Accredited does business and the common law of unjust enrichment. The complaint alleges that Accredited has a practice of misrepresenting and inflating the amount of fees it pays to third parties in connection with the residential mortgage loans that it funds. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid Accredited to pay, or reimburse Accredited’s payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to Accredited for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid to Accredited and the amount Accredited paid to the third party and (2) a nationwide class of claimants with respect to an unjust enrichment cause of action included in the original complaint who, since November 19, 1997 paid money to Accredited for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid Accredited and the amount Accredited paid the third party. The court conditioned its order limiting the statutory consumer fraud act claims to claimants in the State of Illinois on the outcome of a case pending before the Illinois Supreme Court in which one of the issues is the propriety of certifying a nationwide class based on the Illinois Consumer Fraud and Deceptive Business Practices Act. Accredited believes the court erred in certifying any class in the Wratchford matter, and has petitioned the court to certify an interlocutory appeal of the class certification decision. There has not yet been a ruling on that petition or the merits of either the plaintiffs’ individual claims or the claims of the class, and the ultimate outcome of this matter and the amount of liability, if any, that may result is not presently determinable. Accordingly, no amounts have been accrued in Accredited’s financial statements with respect to this matter. Accredited intends to continue to vigorously defend this matter and does not believe it will have a material adverse effect on its business.

In January 2004, Accredited was served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The complaint alleges that Accredited violated California and federal law by misclassifying the plaintiff, formerly a commissioned loan officer for Accredited, as an exempt employee and failed to pay the plaintiff on an hourly basis and for overtime worked. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. Accredited has been served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action. Accredited has appealed the court’s denial of its motion to compel arbitration of the consolidated cases, and a resolution of that appeal is not expected before early 2006. In the meantime, discussions are ongoing between the parties regarding potential settlement or mediation of the claims, and Accredited has pursued and effected settlements directly with many current and former employees covered by the allegations of the complaints. Accredited does not believe these matters will have a material adverse effect on its business, but, at the present time, the ultimate outcome of the litigation and the total amount of liability is not determinable. As a result, Accredited has not accrued any amounts in its financial statements with respect to the litigation, except for accrued amounts relating to settlements effected with current and former employees.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information:

	Three Months Ended March 31,
	2005	2004
	(In thousands)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$56,502	$18,852
Income taxes	$24,881	$5,609
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of mortgage loans held for sale to mortgage loans held for investment	$951,203	$504,925
Transfer of mortgage loans held for sale to real estate owned, net of reserve, included in other assets	$4,485	$1,584
Transfer of mortgage loans held for investment to real estate owned, net of reserve, included in other assets	$1,479	$—

14.	SUBSEQUENT EVENT

Accredited, through a newly created special-purpose subsidiary, is in the process of establishing an asset-backed commercial paper-based facility for the short term financing of mortgage loans. If successfully established as contemplated, Accredited expects this facility would provide additional liquidity of up to approximately $1.0 billion and that it would provide Accredited with warehouse financing at lower cost than, and otherwise on terms and conditions generally as favorable as or better than, under its current warehouse credit facilities. On April 28, 2005, as part of the initial steps in establishing this facility, Accredited priced approximately $40.0 million of asset-backed subordinated notes in a private placement exempt from registration under the Securities Act of 1933. This sale is expected to close in May 2005. Securities sold pursuant to the asset-backed commercial paper facility will not be registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States absent registration under, or an applicable exemption from, the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws. Accredited cannot guarantee that it will be able to successfully implement this facility as contemplated.

[THIS PAGE INTENTIONALLY LEFT BLANK]

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(Dollars in thousands, except par value amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$37,761	$4,018
Mortgage loans held for investment, net of reserves of $63,823 and $54,960, respectively	4,606,607	4,056,306
Other receivables	33,097	29,983
Prepaid expenses and other assets	33,555	19,924
Receivable from parent	15,616	15,214

Total assets	$4,726,636	$4,125,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Securitization bond financing	$4,504,863	$3,954,115
Accrued interest payable	5,542	5,206

Total liabilities	4,510,405	3,959,321

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, authorized 200,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at March 31, 2005 and December 31, 2004	4,094	4,094
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 100,000 shares	1	1
Additional paid-in capital	152,763	163,287
Other comprehensive income	25,018	3,348
Retained earnings	34,355	(4,606)

Total stockholders’ equity	216,231	166,124

Total liabilities and stockholders’ equity	$4,726,636	$4,125,445

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENT OF OPERATIONS

(In thousands, except per share amount)

Three Months Ended March 31, 2005
(Unaudited)
REVENUES:
Interest income (including $207 from parent)	$84,097
Interest expense	(34,526)

Net interest income	49,571
Provision for losses	(2,802)

Net interest income after provision	46,769
Other income	92

Total net revenues	46,861
OPERATING EXPENSES:
Management fee assessed by parent	5,346
Direct general and administrative expenses	59

Total operating expenses	5,405

Net income	41,456
Dividends on preferred stock	(2,495)

Net income available to common stockholders	$38,961

Basic and diluted earnings per common share	$389.61

Weighted average shares outstanding for basic and diluted	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENT OF CASH FLOWS

(In thousands)

Three Months Ended March 31, 2005
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,456
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized loans	(621)
Amortization of bond discount	313
Provision for losses	2,802
Unrealized loss on derivatives	7,129
Reclassification adjustment into earnings for realized gain on derivatives	(2,297)
Changes in operating assets and liabilities:
Other receivables	(3,114)
Prepaid expenses and other assets	8,790
Accrued interest payable	336

Net cash provided by operating activities	54,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	349,005

Net cash provided by investing activities	349,005

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	899,374
Payments on securitization bond financing	(351,901)
Payments on temporary credit facilities	(917,632)
Capital contribution from parent	3,000
Net payments to parent	(402)
Payments of preferred stock dividends	(2,495)

Net cash used in financing activities	(370,056)

Net increase in cash and cash equivalents	33,743

Beginning balance cash and cash equivalents	4,018

Ending balance cash and cash equivalents	$37,761

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Accredited Mortgage Loan REIT Trust (the “REIT”) was formed on May 4, 2004 as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets. All of the outstanding common shares of the REIT are held by Accredited Home Lenders, Inc. (“AHL”), a wholly owned subsidiary of Accredited Home Lenders Holding Co., (“Accredited”).

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related notes thereto included in the REIT’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Mortgage Loans Held for Investment and Securitization Bond Financing

Mortgage loans held for investment include loans that Accredited has securitized in structures that require financing treatment. During the three months ended March 31, 2005, the REIT completed one securitization of mortgage loans totaling $917.2 million structured as a financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

The securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. The securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by the REIT and, AHL, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the loans remain on the balance sheet as “loans held for investment”, retained interests are not created for accounting purposes, and securitization bond financing replaces the warehouse debt originally associated with the loans held for investment. The REIT records interest income on loans held for investment and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

The REIT periodically evaluates the need for or the adequacy of the allowance for loan losses on its mortgage loans held for investment. Provision for loan losses on mortgage loans held for investment is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in the portfolio. The REIT defines a loan as non-accruing at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying the REIT’s and AHL’s historical loss experience. The REIT also uses other analytical tools to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments are reported in earnings. As these estimates are influenced by factors outside of the REIT’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Carrying values are written down to fair value when the loan is foreclosed upon or deemed uncollectible.

Derivative Financial Instruments

As part of the REIT’s interest rate management process, the REIT uses derivative financial instruments such as Eurodollar futures and options. In connection with some of the securitizations structured as financings, the REIT entered into interest rate cap agreements. In connection with two of the securitizations structured as financings, the REIT entered into interest rate swap agreements. It is not the REIT’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

Fair Value Hedges

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

Cash Flow Hedges

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

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Provision for Losses

Provision for losses on loans held for investment is recorded in an amount sufficient to maintain the allowance for loan losses at a level considered appropriate to cover probable losses on such loans. Market valuation adjustments have been recorded on real estate owned. These adjustments are based on the REIT’s and AHL’s estimate of probable losses, calculated using loss frequency and loss severity rate assumptions and are based on the value that the REIT could reasonably expect to obtain from a sale, that is, other than in a forced or liquidation sale. Provision for losses also includes net losses on real estate owned. The REIT periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. As these estimates are influenced by factors outside of the REIT’s control and as uncertainty is inherent in these estimates, actual amounts charged-off could differ from amounts recorded.

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on loans held for investment. The REIT does not accrue interest on loans that are 90 days or more delinquent.

Escrow and Fiduciary Funds

The REIT maintains segregated bank accounts in trust for the benefit of investors for payments on securitized loans and mortgage loans serviced for investors. Accredited also maintains bank accounts for the benefit of borrowers’ property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $70.6 million and $68.2 million at March 31, 2005 and December 31, 2004, respectively, and are excluded from the REIT’s assets and liabilities.

Income Taxes

The REIT intends to elect to be subject to tax as a real estate investment trust under the Internal Revenue Code of 1986. As a result, the REIT will generally not be subject to federal or state income tax to the extent that the REIT distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust.

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by AHL, as our servicer, in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At March 31, 2005 and December 31, 2004, real estate owned amounting to $3.5 million and $2.7 million, respectively, net of valuation allowances, is included in other assets.

Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Accumulated other comprehensive income and comprehensive income is determined as follows for the three months ended March 31, 2005:

	Accumulated Other Comprehensive Income	Comprehensive Income
	(In thousands)	(Unaudited)
Balance at December 31, 2004	$3,348
Net income	—	$41,456
Net unrealized gains on cash flow hedges	23,966	23,966
Reclassification adjustment into earnings for realized gain on derivatives	(2,296)	(2,296)

Balance at March 31, 2005	$25,018	$63,126

2.	CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At March 31, 2005, 30% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California. The remaining properties securing mortgage loans did not exceed 10% in any other state at March 31, 2005.

An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio. This could restrict our and AHL’s ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

3.	MORTGAGE LOANS

Mortgage loans held for investment—Mortgage loans held for investment were as follows:

	March 31, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Loans held for investment—principal balance	$4,667,616	$4,101,982
Basis adjustment for fair value hedge accounting	8,636	13,741
Net deferred origination fees	(5,822)	(4,457)
Allowance for loan losses	(63,823)	(54,960)

Loans held for investment, net	$4,606,607	$4,056,306

Reserves for losses - Activity in the reserves was as follows for the three months ended March 31, 2005:

	Balance at Beginning of Year	Contributions from Parent	Provision for Losses	Chargeoffs, net	Balance at End of Period
	(In thousands) (Unaudited)
Mortgage loans held for investment	$54,960	$7,622	$2,166	$(925)	$63,823
Real estate owned	2,028	—	636	—	2,664

Total	$56,988	$7,622	$2,802	$(925)	$66,487

The following table summarizes the loss and delinquency amounts for mortgage loans and real estate owned:

	At March 31, 2005		Three Months Ended March 31, 2005
	Total Principal Amount	Delinquent Principal Over 90 Days	Credit Losses, net of recoveries
	(In thousands) (Unaudited)
Mortgage loans held for investment	$4,667,616	$29,673	$925
Real estate owned	6,195	6,195	—

Total	$4,673,811	$35,868	$925

	At December 31, 2004
	Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands)
Mortgage loans held for investment	4,101,982	$22,634
Real estate owned	4,716	4,716

Total	$4,106,698	$27,350

4.	OTHER RECEIVABLES

Other receivables were as follows:

	March 31, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Accrued interest on mortgage loans	$25,596	$22,039
Deposit in derivative margin account	7,373	6,361
Other	128	1,583

Total	$33,097	$29,983

5.	DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

The REIT uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At March 31, 2005 and December 31, 2004, fair value hedge basis adjustments of $8.6 million and $13.7 million are included as additions to loans held for investment. No hedge ineffectiveness associated with fair value hedges was recorded in earnings during the three months ended March 31, 2005.

Cash Flow Hedges

During the third quarter of 2004, the REIT began utilizing cash flow hedging and implemented the use of cash flow hedge accounting on its securitization debt under SFAS No. 133. Previously, the REIT had been using fair value hedge accounting, but elected to use this alternative method to accommodate elements of the REIT requirements. The net impact on earnings is not expected to be materially different under the two methods. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $24.0 million were recorded in other comprehensive income during the three months ended March 31, 2005, which is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from April 2005 to March 2012. A total of $16.7 million in net effective gains, included in other comprehensive income at March 31, 2005, is expected to be reclassified into earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of $1.1 million was recorded in earnings during the three months ended March 31, 2005, and is included as a component of interest expense in the statement of operations.

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At March 31, 2005 the REIT had outstanding futures contracts, options contracts and interest rate swap agreements which were designated as hedge instruments, as well as interest rate cap agreements. At March 31, 2005 and December 31, 2004, the fair value of the margin account balances required for these derivatives and the futures contracts was $7.4 million and $4.7 million, respectively, and is included in other receivables. At March 31, 2005, the fair value of the options contracts, interest rate swap and cap agreements was $2.7 million, $11.3 million and $0.3 million, respectively, and is included in other assets. At December 31, 2004, the fair value of the options contracts, interest rate swap and cap agreements was $1.0 million, $1.8 million and $0.3 million, respectively. The total net liquidation value at March 31, 2005 and December 31, 2004 of these derivatives and related margin account balances was $21.7 million and $9.5 million, respectively. A gain of $1.7 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense in the statement of operations during the three months ended March 31, 2005 relating to the gain in value of interest rate cap agreements and interest rate swap agreements.

The change in fair value of derivative financial instruments, and the related hedged asset, recorded in the statement of operations was as follows for the three months ended March 31, 2005:

	Interest Income	Interest Expense	Total
	(In thousands) (Unaudited)
Net unrealized (loss)	$(1,778)	$(5,351)	$(7,129)
Net realized gain	—	10,215	10,215

Total	$(1,778)	$4,864	$3,086

6.	TEMPORARY CREDIT FACILITIES

In connection with the REIT’s execution of securitization transactions, AHL and the REIT, as several borrowers or sellers, may enter into warehouse transactions with lenders to finance the related mortgage loans that are to be contributed by AHL to the REIT and then subsequently securitized with permanent bond financing. The net proceeds of the securitizations are to be used by AHL or the REIT to repay the warehouse debt and pay other expenses of the securitization.

During the three months ended March 31, 2005, AHL and the REIT, as several sellers, modified two warehouse agreements to permit the securitization structure contemplated above. In 2005, the REIT also entered into one additional short-term temporary aggregate warehouse facility for the purpose described above. This facility lasted for approximately 30 days. Each of the agreements has cross-default and cross-collateralization provisions and AHL provides a guarantee of the REIT’s obligations under the facilities; in addition, the facilities are structured so that the REIT only has monetary responsibilities for approximately 10 business days prior to a securitization and otherwise does not have any monetary obligations under the facilities (“REIT Transaction”). The facilities are collateralized by performing, aged and delinquent loans and bear interest based on the One-Month LIBOR. Amounts outstanding on the warehouse facilities described above during the three months ended March 31, 2005 totaled $917.6 million and represented the amount of loans held for securitization. There were no outstanding REIT Transaction borrowings on any of the warehouse facilities described above at March 31, 2005.

AHL and the REIT, as several borrowers or sellers, may enter into or modify additional warehouse facilities during 2005 in a similar manner in contemplation of a securitization.

7.	SECURITIZATION BOND FINANCING

The following is a summary of the outstanding securitization bond financing:

	March 31, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Series 2002-1 securitization with a stated maturity date of July 25, 2032 and an interest rate of 4.93% for the fixed portion of the bond and One-Month LIBOR plus 0.32% for the variable rate portion of the bond	$58,694	$64,644
Series 2002-2 securitization with a stated maturity date range of January 25, 2033 through February 25, 2033 and an interest rate of 4.48% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.49% to One-Month LIBOR plus 0.50% for the variable rate portions of the bond	193,765	221,021
Series 2003-1 securitization with a stated maturity date of June 25, 2033 and an interest rate of 3.58% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.38% for the variable rate portions of the bond	128,125	147,530
Series 2003-2 securitization with a stated maturity date of October 25, 2033 and an interest rate of 4.23% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.37% for the variable rate portions of the bond	222,994	251,278
Series 2003-3 securitization with a stated maturity date of January 25, 2034 and an interest rate of 4.46% for the fixed portion of the bond and One-Month LIBOR plus 0.38% for the variable rate portions of the bond	296,671	342,386
Series 2004-1 securitization with a stated maturity date of April 25, 2034 and an interest rate of One-Month LIBOR plus 0.30%	333,036	384,857
Series 2004-2 securitization with a stated maturity date of July 25, 2034 and an interest rate range of One-Month LIBOR plus 0.29% to One-Month LIBOR plus 0.30%	552,669	604,229
Series 2004-3 securitization with a stated maturity date of October 25, 2034 and an interest rate range of 2.90% to 5.25% for the fixed portions of the bond and a range of One-Month LIBOR plus 0.17% to One-Month LIBOR plus 2.50% for the variable rate portions of the bond	864,624	928,914
Series 2004-4 securitization with a stated maturity date of January 25, 2035 and an interest rate of 5.25% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.15% to One-Month LIBOR plus 1.80% for the variable rate portions of the bond	967,044	1,012,214
Series 2005-1 securitization with a stated maturity date of April 25, 2035 and an interest rate range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	891,009	—

	4,508,631	3,957,073
Unamortized bond discounts	(3,768)	(2,958)

Total securitization bond financing, net	$4,504,863	$3,954,115

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $4.7 billion and $4.1 billion as of March 31, 2005 and December 31, 2004, respectively. Unamortized debt issuance costs, included in other assets, are $15.7 million and $14.1 million at March 31, 2005 and December 31, 2004, respectively.

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

The following table summarizes the expected repayments relating to the securitization bond financing at March 31, 2005. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

(In thousands)
(Unaudited)
Nine months ending December 31, 2005	$1,066,405
Years Ending December 31:
2006	1,405,621
2007	872,085
2008	436,349
2009	285,526
2010	175,716
Thereafter	266,929
Unamortized bond discounts	(3,768)

Total	$4,504,863

8.	INCOME TAXES AND DISTRIBUTION OF EARNINGS

At the time the REIT files its first income tax return, the REIT will elect to be treated as a REIT for income tax purposes in accordance with certain provisions of the Internal Revenue Code of 1986. As a result of this election, the REIT will generally not be subject to federal or state income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust. Currently the REIT plans to distribute all of its taxable income to common and preferred shareholders by December 31, 2005.

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations for the three months ended March 31, 2005:

(In thousands)
(Unaudited)
Federal income tax at statutory rate	$14,509
Preferred stock dividends at statutory rate	(873)
Common stock dividends paid deduction	(13,636)

Total provision	$—

9.	PREFERRED STOCK

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

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees and a duly authorized committee thereof has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At March 31, 2005 and December 31, 2004, there were 4,093,678 preferred shares issued and outstanding.

On March 2, 2005, the REIT’s board of trustees declared quarterly cash dividends on the preferred shares at the rate of $0.609375 per share. The $2.5 million cash dividends were paid on March 31, 2005, to preferred shareholders on record at the close of business on March 15, 2005.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2005, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of March 31, 2005, the REIT was in compliance with the covenants applicable to date in 2005.

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

10.	RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the Six-Month LIBOR plus 1.0%. Management fee expense and interest income under this agreement totaled $5.3 million and $0.2 million, respectively for the three months ended March 31, 2005. At March 31, 2005 and December 31, 2004, the net receivable from parent was $15.6 million and $15.2 million, respectively.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information for the three months ended March 31, 2005:

(In thousands)
(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$38,970

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$1,479

Detail of assets and liabilities contributed from parent:
Cash contributions	$3,000
Mortgage loans, net of reserves, deferred origination costs and fair value basis adjustments for hedge accounting	904,108
Outstanding balances on warehouse credit facilities	(917,632)

Net capital reductions from parent	$(10,524)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be reviewed in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” on page 3 of this Form 10-Q. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the section entitled “Risk Factors That May Affect Future Results” and elsewhere in this report.

General

We are a mortgage banking company that originates, finances, securitizes, services and sells non-prime mortgage loans secured by residential real estate throughout the United States, and, to a lesser extent, in Canada. We focus on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. We originate our loans primarily through independent mortgage brokers and, to a lesser extent, through our direct sales force in our retail offices. We primarily sell our loans in whole loan sales or we securitize our loans.

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

While we currently generate the majority of our earnings and cash flows from whole loan sales, we intend to increase the percentage of our earnings and cash flows received from securitizations whereby we retain an interest in the mortgage loans that we have sold. These transactions will continue to be legally structured as sales, but for accounting purposes may be structured as a financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125. This “portfolio-based” accounting more closely matches the recognition of income with the actual receipt of cash payments. Also, such securitization structures are consistent with our strategy to predominantly generate cash-based earnings.

We anticipate that our results of operations may fluctuate on a quarterly and annual basis. The timing and degree of fluctuation will depend upon several factors, including competition, economic slowdowns and increased interest rates in addition to those discussed under “Risk Factors That May Affect Future Results.” Although we have experienced growth in recent years, we cannot assure you that we will be able to sustain revenue growth or maintain profitability on a quarterly or annual basis or that our growth will be consistent with predictions made by securities analysts.

Results Of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Executive Summary

•	Net income was $31.3 million for the three months ended March 31, 2005, or $1.43 per diluted share, an increase of 39.0% from $22.5 million in 2004.

•	The increase in net income was primarily driven by a 63.2% increase in net interest income after provision and a 21.4% increase in whole loan sales. Whole loan sales of $2.1 billion during the three months ended March 31, 2005, resulted in gains recorded of $66.5 million, representing an average premium of 3.27% in 2005, versus 3.66% in for the same period in 2004.

•	Mortgage loan origination volume increased 35.6% from $2.4 billion for the three months ended March 31, 2004 to $3.2 billion in 2005, and our serviced loans increased 72.8% from $4.3 billion at March 31, 2004 to $7.5 billion at March 31, 2005. This growth was achieved by penetrating new and existing markets through 455 new employees from March 31, 2004 to March 31, 2005.

•	Origination costs net of points and fees declined to 1.96% during the three months ended March 31, 2005 from 2.22% during the same period in 2004.

•	Revenue from net interest income after provision increased from 35.7% of total net revenues for the three months ended March 31, 2004 to 42.8% in 2005 reflecting the growth in net interest income after provision of 63.2% which outpaced our growth in gain on sale of loans of 21.4%.

Net Revenues

Net revenues and key indicators that affect our net revenues are as follows for the three months ended March 31:

	2005	2004	Increase (Decrease)	% Change
	(Dollars in thousands)
Interest income(1)	$124,893	$60,626	$64,267	106.0%
Interest expense(2)	(54,327)	(20,930)	33,397	159.6%

Net interest income	70,566	39,696	30,870	77.8%
Provision for losses	(17,937)	(7,449)	10,488	140.8%

Net interest income after provision	52,629	32,247	20,382	63.2%
Gain on sale of loans	66,463	54,730	11,733	21.4%
Loan servicing income	2,115	1,563	552	35.3%
Net gain on mortgage-related securities and derivatives	1,187	1,842	(655)	(35.6)%
Other income	644	63	581	922.2%

Total net revenues	$123,038	$90,445	$32,593	36.0%

Net interest income after provision as percentage of net revenues	42.8%	35.7%
Gain on sale of loans as a percentage of net revenues	54.0%	60.5%
Mortgage loan originations	$3,229,873	$2,381,758	$848,115	35.6%
Whole loan sales	$2,104,967	$1,579,816	$525,151	33.2%
Mortgage loans securitized	$917,229	$504,925	$412,304	81.7%
Average inventory of mortgage loans	$6,651,229	$3,378,275	$3,272,954	96.9%
Annualized interest income as a percentage of average inventory of mortgage loans (Yield)	7.51%	7.18%
Average outstanding borrowings	$6,261,439	$3,209,620	$3,051,820	95.1%

(1)	Interest income includes prepayment penalty income and gains and losses from hedging activities.

(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.

Interest Income. Interest income increased 106.0% during the three months ended March 31, 2005 from the comparable period in 2004 reflecting the 96.9% increase in our average inventory of mortgage loans during the period and an increase in the total yield on our average inventory of mortgage loans outstanding during the three months ended March 31, 2005 when compared to the same period in 2004. The increase in our average inventory of mortgage loans is due to higher loan origination volume during the twelve months ended March 31, 2005 with an increased percentage of those loans retained on our balance sheet through securitizations as compared to disposition of those loans through whole loan sales. The increase in our average yield reflects net gains from hedge accounting as opposed to net losses in the prior year, slightly offset by lower coupon rates.

We currently expect interest income to increase in 2005 primarily from modest origination growth on our expanded platform and future securitizations. In the future, to the extent we continue to complete new securitizations, our interest income will be higher and our gain on sale revenue will be lower than it would have been otherwise. If whole loan sales increase in future quarters, this could reduce the mix of revenues from our portfolio.

Interest Expense. The increase in interest expense during the three months ended March 31, 2005 of 159.6% reflects an increase in our average outstanding borrowings, which increased from $3.2 billion during the three months ended March 31, 2004 to $6.3 billion during the same period in 2005, or 95.1%. The increase in interest expense also resulted from a net increase in our average borrowing rates, which increased from 2.72% on our warehouse lines during the three months ended March 31, 2004 to 4.01% during the same period in 2005, and from 2.53% in 2004 on our securitization debt to 3.20% during the same period in 2005.

We currently expect interest expense to increase in 2005 as our borrowings increase to support our expected growth in our loan portfolio.

The components of our net interest margin are as follows for the three months ended March 31:

	2005			2004
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Warehouse:
Interest income	$43,529	$2,338,068	7.45%	$26,428	$1,439,767	7.34%
Interest expense	(21,153)	2,110,411	(4.01)	(8,968)	1,317,579	(2.72)

Spread	22,376		3.44%	17,460		4.62%

Securitizations:
Interest income	81,364	4,313,161	7.55%	34,198	1,938,509	7.06%
Interest expense	(33,174)	4,151,028	(3.20)	(11,962)	1,892,041	(2.53)

Spread	48,190		4.35%	22,236		4.53%

Net interest margin	$70,566	$6,651,229	4.24%	$39,696	$3,378,275	4.70%

The net interest spread for our warehouse loans declined from 4.62% during the three months ended March 31, 2004 to 3.44% for the comparable period in 2005. This is due to a borrowing costs, which are indexed to One-Month LIBOR, that increased more than the average coupon rate earned on our portfolio. The reduced coupon rate reflects increased competition from other lenders. This trend may continue if the yield curve flattens, as suggested by the current forward rates, or if competitive pressures increase.

The net interest spread for our loans held for investment declined from 4.53% during the three months ended March 31, 2004 to 4.35% for the comparable period in 2005. The decline reflects higher cost of borrowings due to market interest rates increasing, and a greater mix of variable rate bonds to fixed rate bonds in 2005. This reduction in yield was offset by benefits from the effect of hedging which more than offset our lower average coupon earned on loans outstanding

Provision for Losses. The provision for losses is comprised of the following for the three months ended March 31:

	2005	2004	Increase (Decrease)	% Change
	(Dollars in thousands)
Current period provision for:
Mortgage loans held for sale	$4,386	$2,094	$2,292	109.5%
Mortgage loans held for investment	10,085	5,057	5,028	99.4%
Repurchases and real estate owned	3,466	298	3,168	1,063.1%

Total provision for losses	$17,937	$7,449	$10,488	140.8%

Reserve balance at period end:
Mortgage loans held for sale	$19,906	$10,025	$9,881	98.6%
Mortgage loans held for investment	69,298	26,716	42,582	159.4%

Total reserve balance on mortgage loans	$89,204	$36,741	$52,463	142.8%

Principal balance at period end:
Mortgage loans held for sale	$1,967,741	$1,492,598	$475,143	31.8%
Mortgage loans held for investment	5,344,331	2,558,548	2,785,783	108.9%

Total principal balance at period end	$7,312,072	$4,051,146	$3,260,926	80.5%

Reserve balance on mortgage loans as a percentage of the principal balance at period end	1.2%	0.9%

The 140.8% increase during the three months ended March 31, 2005 in our total provision for losses results from the 80.5% increase during 2005 in our total mortgage loan principal balance and the increase in the total reserve balance on mortgage loans as a percentage of the principal balance outstanding at period end, which increased from 0.9% at March 31, 2004 to 1.2% at March 31, 2005. The increase in the total reserve percentage is due primarily to higher default and loss severity assumptions used in determining our expected losses.

We currently expect our total provision for losses to increase in 2005 commensurate with our average on-balance sheet loan portfolio.

Accredited monitors net interest income after provision as a percentage of net revenues in order to track its progress toward producing more stable, predictable earnings from our loan portfolio. We estimate that this ratio is also representative of the portfolio’s contribution to profitability. The increase in net interest income after provision as percentage of net revenues from 35.7% for the three months ended March 31, 2004 to 42.8% for the comparable period in 2005 reflects the growth in net interest income after provision of 63.2% which outpaced our growth in gain on sale of loans of 21.4%. If whole loan sales increase in future quarters, this could reduce the mix of revenues from our portfolio.

Gain on Sale of Loans. The components of the gain on sale of loans and the calculation of our average whole loan premium are as follows for the three months ended March 31:

	2005		2004
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Gross gain on whole loan sales	$62,037		$63,267
Net gain (loss) on derivatives	6,762		(5,388)
Provision for premium recapture	(1,054)		(606)
Net origination points and fees	8,318		7,832
Direct loan origination expenses	(9,600)		(10,375)

Total net gain on sale of loans	$66,463		$54,730

Gross gain on whole loan sales(1)	$62,037	2.95%	$63,267	4.00%
Net gain (loss) on derivatives(1)	6,762	0.32	(5,388)	(0.34)

Net premium received on whole loan sales(1)	$68,799	3.27	$57,879	3.66

Less: Net cost to originate(2)		(1.96)		(2.22)

Net profit margin on whole loan sales		1.31%		1.44%

Whole loan sales	$2,104,967		$1,579,816

(1)	Reflects the cash premium that we receive on our whole loan sales. The percentages are determined by dividing the gain by whole loan sales.

(2)	Net cost to originate loans is defined as total operating expenses, less loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. Refer to our discussion of expenses below for the calculation of this percentage.

Gain on sale of loans increased 21.4% during the three months ended March 31, 2005 from the comparable period in 2004 due to a higher volume of whole loan sales for cash, enabled by higher loan origination volume during the period in 2005. Our average whole loan premiums, however, net of hedging gains and losses, decreased from 3.66% for the three months ended March 31, 2004 to 3.27% for the same period in 2005 primarily from lower interest rate margins reflecting price competition in the non-prime mortgage origination market as money costs increased throughout the year.

Loan Servicing Income. Loan servicing income increased 35.3% during the three months ended March 31, 2005 from the comparable period in 2004 due primarily to higher interim servicing fees and ancillary fees.

Operating Expenses. Operating expenses are as follows for the three months ended March 31:

	2005	2004	Increase	% Change
	(Dollars in thousands)
Salaries, wages and benefits	$42,427	$35,255	$7,172	20.3%
General and administrative	13,093	9,587	3,506	36.6%
Occupancy	5,023	3,853	1,170	30.4%
Advertising and promotion	4,107	2,466	1,641	66.5%
Depreciation and amortization	3,404	1,774	1,630	91.9%

Total operating expenses	$68,054	$52,935	$15,119	28.6%

Total serviced loans at period end	$7,476,101	$4,327,122	$3,148,979	72.8%
Total number of employees at period end	2,536	2,081	455	21.9%

Salaries, Wages and Benefits. Salaries, wages and benefits increased 20.3% during the three months ended March 31, 2005 due to the 21.9% growth in the number of employees over the prior year’s first quarter.

General and Administrative. General and administrative expenses increased 36.6% during the three months ended March 31, 2005 and reflect costs associated with the 35.6% increase in loan origination volume, the 72.8% increase in our servicing portfolio and the 21.9% increase in the number of employees as compared to the same period in 2004. The increase also includes higher audit fees of $0.7 million partly related to the new audit procedures required under the Sarbanes-Oxley Act of 2002 and separate reporting requirements for our newly established REIT entity.

Occupancy. Occupancy expense increased 30.4% during the three months ended March 31, 2005 due to 10, or 24.0%, more office sites leased over the prior year’s first quarter as we continue to penetrate new geographic markets, as well as an increase in square footage at some existing sites.

Advertising and Promotion. Advertising and promotion expenses increased 66.5% during the three months ended March 31, 2005 due primarily to increased spending on referrals and leads to support our growth in retail loan originations.

Depreciation and Amortization. Depreciation and amortization increased during the three months ended March 31, 2005 due to additional investments in technology and infrastructure to support the increase in our production, number of employees and offices during 2005.

Net Cost to Originate. We monitor our net cost to originate mortgage loans as we believe that it provides a measurement of efficiency in our mortgage loan origination process. The calculation of this net cost to originate is as follows for the three months ended March 31:

	2005	2004	% Change
	(Dollars in thousands)
Total operating expenses	$68,054	$52,935
Add: deferred direct loan origination expenses(1)	13,390	13,225
Less: servicing cost(2)	(5,724)	(2,834)

Loan origination expenses	75,720	63,326
Less: deferred net origination points and fees(3)	(12,574)	(10,493)

Net cost to originate	$63,146	$52,833	19.5%

Total mortgage loan originations	$3,229,873	$2,381,758	35.6%
Net cost to originate as percentage of volume	1.96%	2.22%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with Financial Accounting Standard No. 91.

(2)	Servicing cost consists of direct expenses and allocated corporate overhead.

(3)	Deferred net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers on all loans originated during the period.

The reduction in our net cost to originate mortgage loans as a percentage of total mortgage loan origination volume from 2.22% for the three months ended March 31, 2004 to 1.96% for the same period in 2005 is a result of the 35.6% increase in mortgage loan origination volume that outpaced our 19.5% increase in net cost to originate. A reduction in origination expenses per loan was partially offset by less points and fees.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 38.6% for the three months ended March 31, 2005 compared with 40.0% for the same period in 2004. The decrease in the effective tax rate is due primarily to the fact that dividends paid by the REIT to the preferred shareholders of the REIT are not subject to federal or state tax at the corporate level. The two major components of our effective tax rate are the federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. Changes in the effective state tax rate occur due to changes in our business activities in various states, as well as the various states’ tax structures and rates, causing a slight benefit in 2005 when compared to 2004.

REIT Operating Results. Net revenues for the REIT were $46.9 million for the three months ended March 31, 2005. The REIT incurred expenses of $5.3 million for the same period related to servicing and management fees charged by AHL in accordance with an administration and servicing agreement between the two parties, and $0.1 million in direct general and administrative costs for professional services. Resulting net income for the same period was $41.5 million.

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

Our liquidity strategy is to maintain sufficient and diversified warehouse credit facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to maintain the ability to execute our own securitizations. This provides us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate. Net cash used in operating activities totaled $1.1 billion and $0.8 billion during the three months ended March 31, 2005 and 2004, respectively. The negative cash flow for these periods reflects primarily our funding of loans held for sale and investment that are either not entirely sold in the same period or financed with proceeds reported in our cash flows from financing activities.

Warehouse Facilities

We use our various warehouse credit facilities to finance the actual funding of our loan originations. We then sell or securitize our mortgage loans generally within one to four months from origination and pay down the warehouse credit facilities with the proceeds. At March 31, 2005, we had voluntary and recoverable warehouse line paydowns of $184.4 million that increased our warehouse line availability by a corresponding amount. These voluntary and recoverable warehouse line paydowns plus cash of $62.8 million brought our total liquidity to $247.2 million at March 31, 2005. The majority of our current warehouse credit facilities are committed lines, whereby the lender is obligated to fund up to the committed amount subject to us meeting various financial and other covenants. A portion of one of our warehouse lines is, and in the future some may be, uncommitted, which means that the lender may fund the uncommitted amount at its discretion. The majority of our current warehouse credit facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documents. Our warehouse credit facilities generally have a one-year term.

Except as otherwise noted below, all of our warehouse credit facilities accrue interest at a rate based upon One-Month LIBOR plus a specified spread and as of May 2, 2005 have other material terms and features as follows:

Warehouse Lender	Committed Amount		Uncommitted Amount	Total Facility Amount	Portion Available for Wet Funding	Expiration Date
	(In millions)
Lehman Brothers Bank, FSB	$1,400	(1)	$—	$1,400	$110	Jul 30, 2005
Goldman Sachs Mortgage Company	660		—	660	120	Dec 15, 2006
Merrill Lynch Mortgage Capital Inc	650		—	650	260	Oct 7, 2005
Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.	650		—	650	100	May 27, 2005
IXIS Real Estate Capital Inc. (CDC)	600		—	600	240	Nov 7, 2005
Credit Suisse First Boston Mortgage Capital LLC	500		100	600	240	Dec 8, 2005
Residential Funding Corporation	300		—	300	150	Aug 1, 2005
HSBC Mortgage Services Warehouse Lending Inc.	40		—	40	40	Aug 31, 2005

Total	$4,800		$100	$4,900	$1,260

(1)	This facility was temporarily increased from $500.0 million to $1.4 billion in order to accommodate our next securitization, which is expected to occur on May 25, 2005. The temporary increase expires on the date of the securitization when all of the loans are paid off and securitized.

Most of our credit facilities include sublimits for aged and delinquent loans, as well as for real estate owned (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure).

Our warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if we default under one facility, it would generally trigger a default under our other facilities. As of March 31, 2005, we were in compliance with all covenant requirements for each of the facilities.

Asset-Backed Commercial Paper Facility

We are in the process of establishing an asset-backed commercial paper-based facility through a newly created special-purpose subsidiary for the short term financing of mortgage loans. If successfully established as contemplated, we expect this facility would provide additional liquidity of up to approximately $1.0 billion and that it would provide us with warehouse financing at lower cost than, and otherwise on terms and conditions generally as favorable as or better than, under our current warehouse credit facilities. On April 28, 2005, as part of the initial steps in establishing this facility, we priced approximately $40 million of asset-backed subordinated notes in a private placement exempt from registration under the Securities Act of 1933. This sale is expected to close in May 2005. Securities sold pursuant to the asset-backed commercial paper facility will not be registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States absent registration under, or an applicable exemption from, the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws. We cannot guarantee that we will be able to successfully implement this facility as contemplated.

REIT Activity

At March 31, 2005 the REIT had cash of $37.8 million, an increase of $33.7 million from December 31, 2004. During the three months ended March 31, 2005, net cash provided by operating activities totaled $54.8 million, net cash from investing activities totaled $349.0 million and net cash used in financing activities totaled $370.1 million.

In February 2005, we closed a securitization containing $917.2 million of first priority residential mortgage loans through the REIT. The securitization utilized a senior/subordinated structure consisting of five classes of senior notes and six classes of subordinated notes with original principal balances totaling $903.5 million and a final stated maturity date of April 2035. Proceeds from the sale of the notes were approximately $900.1 million, or 99.63% of the original principal balance, before deducting expenses. The securitization is structured as a financing; therefore, both the mortgage loans and the debt represented by the notes will remain on our consolidated balance sheet. We used the proceeds from the securitization primarily to repay warehouse financing for the mortgage loans.

On March 3, 2005, the REIT’s board of trustees declared quarterly cash dividends on the preferred shares at the rate of $0.609375 per share. The $2.5 million in cash dividends were paid on March 31, 2005, to preferred stockholders of record at the close of business on March 15, 2005.

AHLHC irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. AHLHC’s guarantee is subordinated in right of payment to AHLHC’s indebtedness, on parity with the most senior class of AHLHC’s preferred stock and senior to AHLHC’s common stock. At March 31, 2005, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at March 31, 2005, the REIT’s current annual dividend obligation totals $10.0 million.

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

Derivative Instruments and Hedging Activities

As part of our interest rate management process, we use derivative financial instruments such as Eurodollar futures and options on Eurodollar futures. In connection with five of our securitizations structured as financings, we entered into interest rate cap agreements. In connection with two of our securitizations structured as financings, we entered into interest rate swap agreements. It is not our policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

Fair Value Hedges

We designate certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains adequate correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair market value of mortgage loans held for sale, we use derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and mortgage loans are recognized in the consolidated statement of operations in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale recognized as a result of hedge accounting is reversed at the time the mortgage loans are sold. The net amount recorded in the consolidated statement of operations is referred to as hedge ineffectiveness.

Cash Flow Hedges

During the third quarter of 2004, we implemented the use of cash flow hedging on its securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recorded into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our mortgage loans held for sale, loans held for investment and the fair value of our mortgage-related securities and related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive financial assets and liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our loans as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. We are exposed to interest rate risk from the time the loans are funded to the time the loans are settled because the interest paid on the various warehouse facilities is based on the spot One-Month LIBOR rate. The interest rate risk associated with the interest expense paid on the various warehouse facilities has been included based on the average holding period from the time of funding to settlement. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of March 31, 2005:

	+50 bp	+100 bp	-50 bp	-100 bp
	(In thousands)
Change in fair value of:
Mortgage loans committed and held for sale	$(16,570)	$(32,847)	$16,872	$34,057
Derivatives related to mortgage loans committed and held for sale	14,085	28,157	(14,094)	(28,197)
Warehouse debt	(1,993)	(3,986)	1,993	3,986
Securitized debt subject to portfolio-based accounting and mortgage-related securities	(31,851)	(63,171)	32,443	65,651
Derivatives related to securitized debt subject to portfolio-based accounting and mortgage-related securities	23,955	48,480	(23,039)	(45,218)

Total	$(12,374)	$(23,367)	$14,175	$30,279

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

Our February 2005 securitization significantly increased our securitization bond financing balance from the balance at December 31, 2004. The following table summarizes our contractual obligations for securitization bond financing, excluding future interest, at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Calendar Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Securitization bond financing(1)	$4,508,631	$1,066,405	$2,277,706	$721,875	$442,645

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes and the assets sold to these issuers are not available to satisfy claims of Accredited’s creditors. The noteholders’ recourse is limited to the pledged collateral.

Off-Balance Sheet Financing Arrangements

In the normal course of business, in order to meet the financing needs of our borrowers, we are a party to various financial instruments with off-balance sheet risk. These financial instruments primarily represent commitments to individual borrowers to fund their loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various conditions. These commitments totaled $586.8 million as of March 31, 2005.

During 2000, Accredited executed its own securitization structured as a sale of $174.7 million of mortgage loans originated or acquired by Accredited. The senior securities were sold to third parties, and Accredited retained a subordinated residual interest. As the residual interest holder, Accredited is entitled to the excess cash flows consisting of the interest paid by the obligors of the underlying mortgage loans, less the sum of the interest payable to the senior security holders, servicing and other fees, insurance fees and credit losses on the underlying mortgage loans to the extent such losses are not covered by a primary mortgage insurance policy which insures certain of the underlying mortgage loans. Accredited’s receipt of such excess cash flows is delayed to the extent that such securitization provides credit enhancement to the senior security holders by requiring the retention in a reserve account and/or the distribution to the senior security holders, as an accelerated amortization of the principal balance of their securities, of certain amounts otherwise payable to Accredited as the residual interest holder. Accredited does not have any recourse obligation for credit losses, except to the extent of Accredited’s retained residual interests, which at March 31, 2005, totaled $3.4 million. The securitization agreements provide that if delinquencies or losses on the underlying mortgage loans exceed certain maximums, the required levels of credit enhancement would be increased.

During 2002, 2001 and 2000, Accredited sold to a third-party investor (and former related party) $75.8 million, $299.8 million and $321.0 million, respectively, of mortgage loans originated or acquired by Accredited. At March 31, 2002, the related party had a beneficial ownership interest in Accredited related to a convertible debt facility that existed at that date. Subsequently, all ownership and beneficial ownership interest were sold in connection with our initial public offering in 2003, ceasing the related party relationship. The loans were sold pursuant to three separate commitments, each for a twelve-month period different from the calendar year. Pursuant to the agreement with the investor, Accredited is entitled to receive payments based upon the amount of excess cash flows generated by Accredited’s sold loans under each commitment. The excess cash flows consist of the interest paid by the obligors of Accredited’s sold loans, less the sum of a specified yield payable to the investor, servicing fees and credit losses on Accredited’s sold loans. In general, if credit losses result in a negative excess cash flow, Accredited is obligated to pay the shortfall to the investor; provided, however, that Accredited is not obligated to reimburse the investor for credit losses in excess of 10% of the aggregate outstanding principal balance of the mortgage loans purchased by the investor under each commitment. The aggregate outstanding principal balance of the mortgage loans purchased by the investor totaled $127.7 million at March 31, 2005. Accredited is also entitled to all prepayment penalties collected, as long as the rate of prepayments stay below certain thresholds. Should the thresholds be exceeded, then Accredited must share the prepayment penalties collected with the investor.

Activity in mortgage-related securities was as follows for the three months ended March 31:

	2005	2004
	(In thousands)
Net unrealized gains from revaluations	$1,122	$1,893
Interest accretion	$128	$108
Cash collected, net of credit losses	$1,539	$1,407

AHLHC irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. AHLHC’s guarantee is subordinated in right of payment to AHLHC’s indebtedness, on parity with the most senior class of AHLHC’s preferred stock and senior to AHLHC’s common stock. At March 31, 2005, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at March 31, 2005, the REIT’s current annual dividend obligation totals $10.0 million.

Critical Accounting Policies

Accounting for Our Loan Sales

We generally sell our loans in transactions that are accounted for in our financial statements as securitizations structured as a financing or whole loan sales.

We completed one securitization during each of the three months ended March 31, 2005 and 2004, that were structured as financings. The transactions were legally structured as sales of mortgage loans, but for accounting purposes were treated as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. When we enter into a securitization structured as a financing, the loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction.

When we sell our mortgage loans in whole loan sale transactions, the transaction is structured as a sale of mortgage loans for legal and accounting purposes and we dispose of our entire interest in the loans. Gain on sale revenue is recorded at the time we sell loans, but not when we securitize loans in transactions structured as financings. Accordingly, our financial results are significantly impacted by the timing of our loan sales and the securitization structure we may elect to implement. If we hold a significant pool of loans at the end of a reporting period, those loans will remain on our balance sheet, along with the related debt used to fund the loans. The revenue that we generate from those loans will not be recorded until the subsequent reporting period when we sell the loans. If we elect to complete a securitization structured as a financing rather than a transaction that would generate gain on sale revenue, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise. A number of factors influence the timing of our loan sales, our targeted disposition strategy and the whole loan sale premiums we receive, including the current market demand for our loans, the quality of the loans we originate, the sufficiency of our loan documentation, liquidity needs, and our strategic objectives. From time to time, management has delayed the sale of loans to a later period, and may do so again in the future.

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

Fair Value Hedges

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

Cash Flow Hedges

During the third quarter 2004, we implemented the use of cash flow hedge accounting on our securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income, and that the ineffective portion be reported in current earnings.

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which also supersedes APB 25, Accounting for Stock Issued to Employees. The revised standard eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and eliminates the disclosure only provisions of SFAS No. 123. The compliance date for the revised standard was extended by the Securities and Exchange Commission (the “SEC”) in April 2005. The revision, as extended by the SEC, requires the recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards and applies to all stock options and awards granted after December 31, 2005 and requires the recognition of compensation expense in the financial statements for all share-based payment transactions subsequent to that date. The revision also requires the prospective recognition of compensation expense in the financial statements for all unvested options as of January 1, 2006. Adoption of this standard on January 1, 2006 will have a slightly negative impact on our earnings based on our current pro forma earnings as presented in Note 1 to the consolidated financial statements.

Risk Factors That May Affect Future Results

You should carefully consider the following risks, together with other matters described in this Form 10-Q in evaluating our business and prospects. If any of the events referred to below actually occur, our business, financial condition, liquidity and results of operations could suffer. In that case, the trading price of our common stock could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-Q (including certain of the following risk factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 3 of this Form 10-Q.

Risks Related to Our Business

We finance borrowers with lower credit ratings. The non-prime loans we originate generally have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans that we hold or that we are required to repurchase, the loss of our servicing rights and damage to our reputation as a loan servicer.

We are in the business of originating, selling, securitizing and servicing non-prime mortgage loans. Non-prime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them until we sell them and we continue to bear the risk of delinquency and default after we securitize loans or sell loans with a retained interest. Loans that become delinquent prior to sale or securitization may become unsaleable or saleable only at a discount, and the longer we hold loans prior to sale or securitization, the greater the chance we will bear the costs associated with the loans’ delinquency. Factors that may increase the time held prior to sale or securitization include the time required to accumulate loans for securitizations or sales of large pools of loans, the amount and timing of third-party due diligence in connection with sales or securitizations, and defects in the loans.

We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if an early payment default occurs on the loan after sale, or in any sale or securitization if the loan materially violates our representations or warranties. At March 31, 2005, mortgage loans held for sale included $17.2 million of loans repurchased. Our total provision for losses for the three months ended March 31, 2005 was $17.9 million and for the year ended December 31, 2004 was $56.9 million. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate, including loans in foreclosure and converted into real estate owned, for our servicing portfolio was 1.7% at March 31, 2005. Historically, our delinquency rate has increased, and may increase in the future, as the mortgage loans in our portfolio age.

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

Competition in the industry can take many forms, including interest rates and costs of a loan, less stringent underwriting standards, offering of loan products which we do not offer, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the non-prime mortgage industry. Price competition could prevent us from raising rates in response to a rising cost of funds or cause us to lower the interest rates that we charge borrowers, which could adversely impact our profitability and lower the value of our loans. If our competitors adopt less stringent underwriting standards, we will be pressured to do so as well, which would result in greater loan risk without compensating pricing. If we do not relax underwriting standards in response to our competitors, we may lose market share. Any increase in these pricing and underwriting pressures could reduce the volume of our loan originations and sales and significantly harm our business, financial condition, liquidity and results of operations.

Any substantial economic slowdown could increase delinquencies, defaults and foreclosures and reduce our ability to originate loans.

Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit, decreased real estate values, and increased rates of delinquencies, defaults and foreclosures. Any material decline in real estate values would increase the loan-to-value ratios (“LTVs”) on loans that we hold pending sale and loans in which we have a residual or retained interest, weaken our collateral coverage and increase the possibility and severity of a loss if a borrower defaults. We originate loans to borrowers who make little or no down payment, resulting in higher LTVs. A lack of equity in the home may reduce the incentive a borrower has to meet his payment obligations during periods of financial hardship, which might result in higher delinquencies, defaults and foreclosures. These factors would reduce our ability to originate loans and increase our losses on loans in which we have a residual or retained interest. In addition, loans we originate during an economic slowdown may not be as valuable to us because potential purchasers of our loans might reduce the premiums they pay for the loans to compensate for any increased risks arising during such periods. Any sustained increase in delinquencies, defaults or foreclosures is likely to significantly harm the pricing of our future loan sales and securitizations and also our ability to finance our loan originations.

An increase in interest rates could result in a reduction in our loan origination volumes, an increase in delinquency, default and foreclosure rates and a reduction in the value of, and income from, our loans.

The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult.

•	Existing borrowers with adjustable-rate mortgages may incur higher monthly payments as the interest rate increases, which may lead to higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a loan, the value that we receive upon the sale or securitization of the loan decreases.

•	The cost of financing our mortgage loans prior to sale or securitization is based primarily upon the London Inter-Bank Offered Rate (“LIBOR”). The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first six months, or two, three or five years. If LIBOR increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 4.0% during the three months ended March 31, 2005.

•	When we securitize loans or sell loans with retained interests, the value of and the income we receive from the loans held for investment subject to portfolio-based accounting and the mortgage-related securities we retain are also based on LIBOR to the extent the underlying loans have an adjustable interest rate. This is because the income we receive from these mortgage loans and mortgage-related securities is based on the difference between the fixed rates payable on the loans for the first two or three years, and an adjustable LIBOR-based yield payable to the senior security holders or loan purchasers. We also have interest rate risk when the loans become adjustable after their two or three year fixed rate period. This is due to the loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds.

Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

Our business may be significantly harmed by a slowdown in the economy or a natural disaster in the states of California or Florida, where we conduct a significant amount of business.

A significant portion of the mortgage loans we have originated, purchased or serviced has been secured by properties in California and Florida. During the three months ended March 31, 2005, 22% and 10% of the principal balance of the loans we originated were collateralized by properties located in California and Florida, respectively. At March 31, 2005, 28% and 9% of the unpaid principal balance of loans we serviced were collateralized by properties located in California and Florida, respectively. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties in these states. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of loans held for sale and mortgage-related securities, as reflected in the Interest Rate Simulation Sensitivity Analysis in the section entitled Market Risk in “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will not have offsetting gains or losses in loan values after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed transactions, or inaccurate assumptions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. See discussion under Market Risk in “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As part of the credit enhancement for our securitizations, the net cash flow that we receive from the loans held for investment generally represents the excess of amounts, if any, generated by the underlying mortgage loans over the amounts required to be paid to the senior security holders or loan purchasers. This excess amount is also calculated after deduction of servicing fees and any other specified expenses related to the sale or securitization. These excess amounts are derived from, and are affected by, the interplay of several factors, including:

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

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2002, we had 1,294 employees and by March 31, 2005, we had 2,536 employees. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales, servicing and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

•	meet our capital needs;

•	expand our systems effectively;

•	allocate our human resources optimally;

•	identify and hire qualified employees;

•	satisfactorily perform our servicing obligations; or

•	effectively integrate the components of any businesses that we may acquire in our effort to achieve growth.

The failure to manage growth effectively would significantly harm our business, financial condition, liquidity and results of operations.

Our inability to attract and retain qualified employees could significantly harm our business.

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

A substantial portion of our revenues comes from the gains on sale generated by sales of pools of our mortgage loans as whole loans. We make whole loan sales to a limited number of institutional purchasers, some of which may be frequent, repeat purchasers, and others of which may make only one or a few purchases from us. We cannot assure you that we will continue to have purchasers for our loans on terms and conditions that will be profitable to us. Also, even though our mortgage loans are generally marketable to multiple purchasers, certain loans may be marketable to only one or a few purchasers, thereby increasing the risk that we may be unable to sell such loans at a profit.

We also rely on our ability to securitize our mortgage loans to realize a greater percentage of the full economic value of the loans. We cannot assure you, however, that we will continue to be successful in securitizing mortgage loans. Our ability to complete securitizations of our loans will depend upon a number of factors, many of which are beyond our control, including conditions in the credit and securities markets generally, conditions in the asset-backed securities market specifically, the availability of credit enhancements such as financial guarantee insurance, a senior subordinated structure or other means, and the performance of our loans previously held for investment.

An interruption in, or breach of, our information systems may result in lost business.

We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of loan production, that reliance will increase. Any failure, interruption or breach in the security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. We cannot assure you that such failures or interruptions will not occur, or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could significantly harm our business.

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

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the securitized loans we serviced during the three months ended March 31, 2005, 26.4%, on an annualized basis, were prepaid. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

We are exposed to environmental liabilities, with respect to properties that we take title to upon foreclosure, that could increase our costs of doing business and harm our results of operations.

In the course of our servicing activities, we may foreclose and take title to residential properties and become subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. Moreover, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based upon damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations would be significantly harmed.

Statutory and Regulatory Risks

The scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

Because we originate mortgage loans in all 50 states, the District of Columbia and Canada, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal and international laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict non-prime loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

For example, certain provisions of Illinois law, known as the Illinois Interest Act, limit the charging of certain fees on mortgage loans with interest rates that exceed a specified threshold. On March 31, 2004, an Illinois appellate court held, in U.S. Bank, National Association, et al., v. Clark, et al., that the Illinois Interest Act was not preempted by federal law. Before this decision, prior case law and published positions of the Illinois Attorney General and the Illinois Office of Banks and Real Estate supported federal preemption of the Illinois Interest Act with respect to first priority mortgage loans. In reliance on that prior authority, some of the first priority mortgage loans we made in Illinois prior to the Clark decision had fees which may have exceeded the limit of the Illinois Interest Act. Damages for violation of the Illinois Interest Act include actual economic damage and an amount equal to twice the total of all interest, discount and charges determined by the loan contract or paid by the obligor, whichever is greater. The Clark decision is currently on appeal to the Supreme Court of Illinois. If the Clark decision is not reversed on appeal, or if legislation overriding the holding of the Clark decision is not enacted, we could be materially and adversely affected by the potential liability from mortgage loans we made prior to the Clark decision which may be found to have been in violation of the Illinois Interest Act.

In addition, recently enacted and changed laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and stock exchange rules, are creating uncertainties for companies like ours. These new or changed laws, regulations and standards are subject to varying interpretations due, in many cases, to their lack of specificity. As their applications evolve over time and new guidance is provided by regulatory and governing bodies, we may incur higher costs of compliance resulting from ongoing revisions to our disclosure and governance practices.

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

The mortgage brokers from which we obtain loans are subject to legal obligations which are parallel to, but separate from, the legal obligations that we are subject to as a lender. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, federal and state agencies have increasingly sought to impose such assignee liability.

For example, the United States Federal Trade Commission (“FTC”) entered into a settlement agreement with a mortgage lender in which the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender. The FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. Also, the United States Justice Department in the past has sought to hold a non-prime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

We are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, and we may be unable to compete effectively with financial institutions that are exempt from such restrictions.

The value of a mortgage loan depends, in part, upon the expected period of time that the mortgage loan will be outstanding. If a borrower pays off a mortgage loan in advance of this expected period, the holder of the mortgage loan does not realize the full value expected to be received from the loan. However, a prepayment penalty payable by a borrower who repays a loan earlier than expected helps offset the reduction in value resulting from the early payoff. Consequently, the value of a mortgage loan is enhanced to the extent the loan includes a prepayment penalty, and a mortgage lender can offer a lower interest rate and/or lower loan fees on a loan which has a prepayment penalty. Prepayment penalties are an important feature to obtain value on the loans we originate.

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

The increasing number of federal, state and local “anti-predatory lending” laws may restrict our ability to originate, or increase our risk of liability with respect to, certain mortgage loans and could increase our cost of doing business.

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

We have generally avoided and will continue to avoid originating “high cost” loans because the rating agencies generally will not rate securities backed by such loans, and the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. The continued enactment or adoption of these laws, rules and regulations may prevent us from making certain loans that we would otherwise make, may cause us to cease operations in certain jurisdictions altogether and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for non-prime loans, making it difficult to fund, sell or securitize any of our loans. If we decide to relax our restrictions on loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business, as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could significantly harm our business, financial condition, liquidity and results of operations.

Risks Related to Our Capital Structure

Our guarantee of the Series A preferred shares of the REIT is senior to claims of our common stockholders.

Our guarantee of dividend and principal payments on the Series A preferred shares of the REIT is subordinate to all of our existing and future indebtedness but is senior to our common stock. As a result, upon any distribution to our creditors in a bankruptcy, liquidation or reorganization or similar proceeding, the holders of the Series A preferred shares will be entitled to be paid in full under the guarantee before any payment may be made to holders of our common stock.

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

If the REIT were to fail to timely meet the Annual Distribution Requirements, satisfy the Ownership Test or otherwise qualify as a real estate investment trust in any taxable year, the REIT would be subject to federal and state income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, the REIT would also be disqualified from treatment as a real estate investment trust for the four taxable years following the year during which the qualification is lost. This treatment would reduce the REIT’s net earnings and cash flow available for distribution to shareholders, including to us as holder of the REIT’s common shares, because of its additional tax liability for the years involved. Additionally, distributions to shareholders would no longer be required to be made by the REIT. Accordingly, the REIT’s failure to qualify as a real estate investment trust could have a material adverse impact on our financial results and the value of the common stock held by our stockholders.

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

For example, our board of directors is divided into three classes. At each annual meeting of stockholders, the terms of approximately one-third of the directors will expire, and new directors will be elected to serve for three years. The term of the first class expires at the 2007 annual meeting of stockholders, the term of the second class expires in 2005, and the term of the third class expires in 2006. Thus, it will take at least two annual meetings to effect a change in control of our board of directors because a majority of the directors cannot be elected at a single meeting, which may delay, discourage, prevent or make it more difficult or costly to acquire or effect a change in control, even if such a change in control would be favorable to our stockholders.

In addition, our certificate of incorporation authorizes the board of directors to issue up to 5,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock are presently outstanding. The issuance of any preferred stock in the future could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could delay, discourage, prevent or make it more difficult or costly to acquire or effect a change in control, even if such a change in control would be favorable to our stockholders.

Our bylaws contain provisions that require stockholders to act only at a duly-called meeting and make it difficult for any person other than management to introduce business at a duly-called meeting by requiring such other person to follow certain notice procedures.

Finally, we are also subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. The preceding provisions of our certificate of incorporation and bylaws, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, or delay or prevent a change of control and prevent changes in our management, even if such things would be in the best interests of our stockholders.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Accredited maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules and regulations of the SEC. As described in our Annual Report on Form 10-K for the year ended December 31, 2004, in connection with the audit of our financial statements for the year ended December 31, 2004, our management identified a material weakness in internal controls related to Accredited’s accounting for cash flows from mortgage origination activities in its financial statements. In response to the identification of the material weakness, an adjustment to the financial statements was made by Accredited to properly classify on our statement of cash flows, cash used for origination of mortgage loans from cash flows from investing activities to cash flows from operating activities for the year ended December 31, 2004. As a result, our Chief Executive Officer and Chief Financial Officer believe that our cash flows as reported in our audited financial statements for the year ended December 31, 2004 and contained in our Annual Report on Form 10-K were in accordance with United States generally accepted accounting principals, or GAAP, and that the identified material weakness has been remediated. Based on an evaluation of Accredited’s disclosure controls and procedures as of the end of the period covered by this report conducted by Accredited’s management, Accredited’s Chief Executive Officer and Chief Financial Officer believe that Accredited’s disclosure controls and procedures were effective to ensure that Accredited is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

(b) Changes in Internal Controls. Other than the change in how we account for cash flows relating to mortgage origination activities, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

In December 2002, we were served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which we do business and the common law of unjust enrichment. The complaint alleges that we have a practice of misrepresenting and inflating the amount of fees we pay to third parties in connection with the residential mortgage loans that we fund. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid us to pay, or reimburse our payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to us for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid us and the amount we paid the third party and (2) a nationwide class of claimants with respect to an unjust enrichment cause of action included in the original complaint who, since November 19, 1997 paid money to us for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid us and the amount we paid the third party. The court conditioned its order limiting the statutory consumer fraud act claims to claimants in the State of Illinois on the outcome of a case pending before the Illinois Supreme Court in which one of the issues is the propriety of certifying a nationwide class based on the Illinois Consumer Fraud and Deceptive Business Practices Act. We believe the court erred in certifying any class in the Wratchford matter, and we have petitioned the court to certify an interlocutory appeal of the class certification decision. There has not yet been a ruling on that petition or the merits of either the plaintiffs’ individual claims or the claims of the class, and the ultimate outcome of this matter and the amount of liability, if any, that may result is not presently determinable. Accordingly, no amounts have been accrued in our financial statements with respect to this matter. We intend to continue to vigorously defend this matter and we do not believe it will have a material adverse effect on our business.

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

No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page 64.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2005

ACCREDITED HOME LENDERS HOLDING CO.

BY:	/S/ JAMES A. KONRATH
James A. Konrath Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

BY:	/S/ JOHN S. BUCHANAN
John S. Buchanan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	(1)	Agreement and Plan of Merger.

3.1	(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Bylaws of the Registrant.

4.1	(2)	Specimen Common Stock Certificate.

4.2	(3)	Second Amended and Restated Investors’ Rights Agreement.

4.3	(4)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust Dated August 11, 2004.

4.4	(5)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust Dated October 4, 2004.

4.5	(4)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of August 12, 2004.

4.6	(5)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of October 6, 2004.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(6)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	(6)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	Filed with Form 10-K for the fiscal year ended December 31, 2002.

(2)	Filed with amendment number 3 to Registration Statement on Form S-1 (File No. 333-91644) dated November 12, 2002.

(3)	Filed with amendment number 1 to Registration Statement on Form S-1 (File No. 333-91644) dated August 20, 2002.

(4)	Filed with Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.

(5)	Filed with Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.

(6)	The information contained in these certifications is furnished to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be incorporated by reference into any filing with the Securities and Exchange Commission made by the Company whether before or after the date hereof, regardless of any general incorporation language in such filing.