Form 10-Q
period 2005-06-30
ACCREDITED HOME LENDERS HOLDING CO
filed 2005-08-09
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-32275

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

The number of outstanding shares of the registrant’s common stock as of August 4, 2005 was 21,858,675.

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

PART I

ITEM 1. Financial Statements

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and per share amounts) (Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$79,739	$35,155
Restricted cash	32,420	4,589
Mortgage loans held for sale, net of reserve of $19,119 and $17,065, respectively	2,190,054	1,790,134
Mortgage loans held for investment, net of reserve of $84,228 and $60,138 respectively	5,874,220	4,690,758
Furniture, fixtures and equipment, net	34,967	34,763
Other receivables	75,567	57,658
Deferred income tax asset, net	5,731	34,250
Prepaid expenses and other assets	54,988	41,070

Total assets	$8,347,686	$6,688,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Warehouse credit facilities	$1,720,125	$2,204,860
Asset backed commercial paper	988,538	—
Securitization bond financing	5,044,210	3,954,115
Income taxes payable	2,389	22,310
Accounts payable and accrued liabilities	52,064	46,615

Total liabilities	7,807,326	6,227,900

COMMITMENTS AND CONTINGENCIES (Note 13)

MINORITY INTEREST IN SUBSIDIARY	97,922	97,922

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 21,832,861 shares and 21,379,690 shares, respectively (including 765,069 and 585,545, respectively, of restricted stock awarded under the deferred compensation plan)	22	21
Additional paid-in capital	96,375	84,281
Unearned compensation	(16,766)	(12,058)
Accumulated other comprehensive income	3,678	2,042
Retained earnings	359,129	288,269

Total stockholders’ equity	442,438	362,555

Total liabilities and stockholders’ equity	$8,347,686	$6,688,377

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Interest income	$141,154	$84,673	$266,047	$145,299
Interest expense	(68,124)	(28,093)	(122,451)	(49,023)

Net interest income	73,030	56,580	143,596	96,276
Provision for losses	(19,360)	(17,843)	(37,297)	(25,292)

Net interest income after provision	53,670	38,737	106,299	70,984
Gain on sale of loans	85,780	77,619	152,243	132,349
Loan servicing income	2,724	1,646	4,839	3,209
Other income	1,508	11	3,339	1,916

Total net revenues	143,682	118,013	266,720	208,458

OPERATING EXPENSES:
Salaries, wages and benefits	49,696	39,858	92,123	75,113
General and administrative expenses	12,486	11,044	25,579	20,631
Occupancy	5,424	4,678	10,447	8,531
Advertising and promotion	3,985	3,027	8,092	5,493
Depreciation and amortization	3,526	2,249	6,930	4,023

Total operating expenses	75,117	60,856	143,171	113,791

Income before income taxes and minority interest	68,565	57,157	123,549	94,667
Income tax provision	26,499	22,863	47,701	37,867
Minority interest—dividends on preferred stock of subsidiary	2,494	—	4,989	—

Net income	$39,572	$34,294	$70,859	$56,800

Earnings per common share:
Basic	$1.89	$1.70	$3.39	$2.80
Diluted	$1.81	$1.60	$3.24	$2.65
Weighted average shares outstanding:
Basic	20,982	20,194	20,917	20,269
Diluted	21,872	21,459	21,860	21,402

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,859	$56,800
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,930	4,023
Provision for losses	37,297	25,292
Minority interest—dividends paid on preferred stock of subsidiary	4,989	—
Deferred income tax provision (benefit)	27,599	(26,820)
Unrealized loss (gain) on risk derivatives	(6,646)	23,348
Adjustment into earnings for gain on derivatives from other comprehensive income	(6,152)	—
Amortization of deferred costs	2,229	1,016
Changes in operating assets and liabilities:
Restricted cash	(27,831)	(4,274)
Mortgage loans originated, net of fees	(7,374,054)	(5,756,973)
Cost of loans sold, net of fees	4,888,354	3,489,966
Principal payments received on loans held for sale	57,584	31,553
Other receivables	(20,489)	(228)
Prepaid expenses and other assets	11,821	(3,345)
Income taxes payable	(17,035)	32,449
Accounts payable and accrued liabilities	4,277	(6,947)

Net cash used in operating activities	(2,340,268)	(2,134,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on loans held for investment	808,122	326,256
Capital expenditures	(7,210)	(13,785)

Net cash provided by investing activities	800,912	312,471

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warehouse credit facilities	(484,736)	986,410
Net proceeds from issuance of asset backed commercial paper	988,538	—
Proceeds from issuance of securitization bond financing, net of fees	1,895,674	1,189,920
Payments on securitization bond financing	(812,055)	(350,920)
Payments on capital leases	—	(12)
Proceeds from sale of common stock through employee stock plans	1,082	2,666
Payment by consolidated subsidiary of preferred stock dividends	(4,989)	—

Net cash provided by financing activities	1,583,514	1,828,064
Effect of exchange rate changes on cash	426	—

Net increase in cash and cash equivalents	44,584	6,395
Beginning balance, cash and cash equivalents	35,155	27,119

Ending balance, cash and cash equivalents	$79,739	$33,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:

Interest	$128,655	$42,214
Income taxes	$37,137	$32,208

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Transfer of mortgage loans held for sale to mortgage loans held for investment	$1,961,666	$1,533,903
Transfer of mortgage loans held for sale to real estate owned, net of reserve, included in other assets	$9,035	$3,478
Transfer of mortgage loans held for investment to real estate owned, net of reserve, included in other assets	$2,248	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. All intercompany balances and transactions are eliminated in consolidation. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in AHLHC’s Annual Report on Form 10-K for the year ended December 31, 2004.

Accredited engages in the business of originating, financing, securitizing, servicing and selling non-prime mortgage loans secured by residential real estate. Accredited focuses on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. Accredited originates loans primarily based upon the borrower’s willingness and ability to repay the loan and the adequacy of the collateral.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the provision for loan losses, hedging policies and income taxes.

Cash and Cash Equivalents

For purposes of financial statement presentation, Accredited considers all liquid investments with an original maturity of three months or less to be cash equivalents.

Mortgage Banking Activities

Accredited originates, finances, securitizes, services and sells mortgage loans secured by residential real estate. Accredited recognizes interest income on loans held for sale and investment from the time that it originates the loan until the time the loans are sold. Interest income is also recognized over the life of the loans that Accredited has securitized in structures that require financing treatment. Gains on sale of loans are recognized upon the sale of loans for a premium to various third-party investors under purchase and sale

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

agreements. Loan sales may be either on a servicing retained or released basis. Loan servicing income represents fees from interim servicing for whole loan buyers, and ancillary servicing revenue for loans that Accredited securitizes net of external servicing costs and amortization of mortgage servicing rights. We do not recognize loan servicing income on our mortgage loans held for investment.

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

Gains or losses resulting from loan sales are recognized at the time of sale, based on the difference between the net sales proceeds and the book value of the loans sold. During the three months ended June 30, 2005 and 2004, Accredited sold $2.8 billion and $1.9 billion, respectively, of loans with mortgage servicing rights released. During the six months ended June 30, 2005 and 2004, Accredited sold $4.9 billion and $3.5 billion, respectively, of loans with mortgage servicing rights released.

Mortgage Loans Held for Investment and Securitization Bond Financing

Mortgage loans held for investment include loans that Accredited has securitized in structures that require financing treatment as well as mortgage loans held for a scheduled securitization. During each of the three-month periods ended June 30, 2005 and 2004, Accredited completed one securitization of mortgage loans totaling $1.0 billion and $.7 billion, respectively, that were structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. During each of the six-month periods ended June 30, 2005 and 2004, Accredited completed two securitizations of mortgage loans totaling $1.9 billion and $1.2 billion, respectively, that were structured as financings for accounting purposes.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by Accredited and, Accredited, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the loans remain on the balance sheet as “loans held for investment”, retained interests are not recorded, and securitization bond financing replaces the warehouse debt or asset backed commercial paper originally associated with the loans held for investment. Accredited records interest income on loans held for investment and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Derivative Financial Instruments

As part of Accredited’s interest rate management process, Accredited uses derivative financial instruments such as futures contracts, options contracts, interest rate swap and interest rate cap agreements. It is not Accredited’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

Fair Value Hedges

Accredited designates certain derivative financial instruments as hedge instruments under SFAS No. 133, and at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, Accredited evaluates the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains adequate correlation in the hedge relationship. To hedge the effect of interest rate changes on the fair value of mortgage loans held for sale or securitization, Accredited uses derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instrument and mortgage loans are recognized in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale recognized as a result of hedge accounting is reversed at the time Accredited sells the mortgage loans. This results in a correspondingly higher or lower gain on sale revenue at such time. The net amount recorded in the consolidated statements of operations is referred to as hedge ineffectiveness.

Cash Flow Hedges

During the third quarter of 2004, Accredited implemented the use of cash flow hedging on its securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recognized into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. At the inception of the hedge and on an ongoing basis, Accredited assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. If it is determined that a derivative is not highly effective as a hedge, Accredited would discontinue the application of cash flow hedge accounting prospectively. In the instance cash flow hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. For terminated

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

hedges or hedges that no longer qualify as effective, the effective portion previously recorded remains in other comprehensive income and continues to be amortized or accreted into earnings with the hedged item. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

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

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on mortgage loans held for sale and on mortgage loans held for investment. For loans that are 90 days or more delinquent, Accredited reverses income previously recognized but not collected, and ceases to accrue income until all past-due amounts are collected. Interest income also includes revenue related to our mortgage loans held of investment (on-balance sheet securitizations), contractually designated as servicing income but classified as interest income for accounting purposes.

Escrow and Fiduciary Funds

Accredited maintains segregated bank accounts in trust for the benefit of investors for payments on securitized loans and mortgage loans serviced for investors. Accredited also maintains bank accounts for the benefit of borrowers’ property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $110.1 million and $101.9 million at June 30, 2005 and December 31, 2004, respectively, and are excluded from Accredited’s assets and liabilities.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by Accredited in satisfaction of the loan. Real estate acquired through foreclosure is carried at lower of cost or its fair value less costs to dispose. Fair value is based on the net amount that Accredited could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At June 30, 2005 and December 31, 2004, real estate owned amounting to $9.9 million and $6.1 million, net of valuation allowances, respectively, is included in prepaid and other assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income, as reported	$39,572	$34,294	$70,859	$56,800
Add: Stock-based compensation included in reported net income, net of tax	145	11	174	79
Deduct: Stock-based employee compensation expense determined using fair value method, net of tax	(882)	(465)	(1,640)	(930)

Pro forma net income	$38,835	$33,840	$69,393	$55,949

Earnings per share:
Basic—as reported	$1.89	$1.70	$3.39	$2.80

Basic—pro forma	$1.85	$1.68	$3.32	$2.76

Diluted—as reported	$1.81	$1.60	$3.24	$2.65

Diluted—pro forma	$1.78	$1.58	$3.17	$2.61

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Where there is insufficient history due to the limited time that Accredited has been a publicly traded company, Accredited’s volatility is calculated as an average of its own volatility and the mean of its closest competitors’ volatility for the respective periods. The underlying assumptions used to estimate the fair values of options and purchase rights granted are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average risk free rate for options	3.65%	2.70%	3.44%	2.14%
Weighted average expected option life	2.7 yrs	2.7 yrs	2.6 yrs	2.7 yrs
Expected stock price volatility for options	45%	57%	45%	56%
Expected dividend yield	—	—	—	—
Weighted average fair value of options granted with an exercise price equal to market price on grant date	$12.42	$11.04	$13.67	$13.60

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

Comprehensive Income

Other comprehensive net income includes unrealized gains and losses that are excluded from the consolidated Statements of Operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges and foreign currency translation adjustments.

Accumulated other comprehensive income for the six months ended June 30, 2005 is determined as follows:

(In thousands) (Unaudited)
Balance at December 31, 2004	$2,042
Net unrealized gains on cash flow hedges, net of taxes of $3,397	5,067
Reclassification adjustment into earnings for realized gain on derivatives, net of taxes of $2,451	(3,701)
Foreign currency translation adjustments	270

Balance at June 30, 2005	$3,678

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive income is determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands) (Unaudited)
Net income	$39,572	$34,294	$70,859	$56,800
Net unrealized gains or losses on cash flow hedges, net of taxes of $(6,178), $0, $3,397 and $0, respectively	(9,310)	—	5,067	—
Reclassification adjustment into earnings for realized gain on derivatives, net of taxes of $1,533, $0, $2,451 and $0, respectively	(2,322)	—	(3,701)	—
Foreign currency translation adjustments	277	—	270	—

Total comprehensive income	$28,217	$34,294	$72,495	$56,800

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

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on reported net income. We have reclassified $1.9 billion of cash used for the origination of mortgage loans from investing activities to operating activities in cash flow statement for the period ended June 30, 2004 to conform to the June 30, 2005 presentation.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which also supersedes APB 25, Accounting for Stock Issued to Employees. The revised standard eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and eliminates the disclosure only provisions of SFAS No. 123. The compliance date for the revised standard was extended by the Securities and Exchange Commission (the “SEC”) in April 2005. The revised standard applies to all awards granted after December 31, 2005 and requires the recognition of compensation expense in the financial statements for all share-based payment transactions subsequent to that date. The revised standard also requires the prospective recognition of compensation expense in the financial statements for all unvested options after January 1, 2006. Adoption of this standard on January 1, 2006 will have a negative impact on our earnings based on the pro forma data in the table above.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. CONCENTRATIONS OF RISK

Significant Customers

During the three months ended June 30, 2005, Accredited sold $1.2 billion and $0.7 billion in loans to two separate investors, which represented 42% and 25%, respectively, of total loans sold. During the three months ended June 30, 2004, Accredited sold $0.7 billion and $0.6 billion in loans to two separate investors, which represented 39% and 33%, respectively, of total loans sold.

During the six months ended June 30, 2005, Accredited sold $1.3 billion, $1.2 billion and $0.6 billion in loans to three separate investors, which represented 27%, 24% and 13%, respectively, of total loans sold. During the six months ended June 30, 2004, Accredited sold $1.1 billion and $1.0 billion in loans to two separate investors, which represented 33% and 30%, respectively, of total loans sold.

No other sales to individual investors accounted for more than 10% of total loans sold during the three and six months ended June 30, 2005 and 2004.

Credit Repurchase Risk

Accredited’s sales of mortgage loans are subject to standard mortgage industry representations and warranties, material violations of which may require Accredited to repurchase one or more mortgage loans. Additionally, certain whole loan sale contracts include provisions requiring Accredited to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. During the three months ended June 30, 2005 and 2004 loans repurchased totaled $15.7 million and $9.5 million, respectively, and during the six months ended June 30, 2005 and 2004 loans repurchased totaled $32.3 million and $13.2 million, respectively, pursuant to the these provisions. At June 30, 2005 and December 31, 2004, the reserve for potential future repurchase losses totaled $6.3 million and $5.1 million, respectively.

Geographical Concentration

Properties securing the mortgage loans in Accredited’s servicing portfolio (loans held for sale, loans held for investment and off-balance sheet securitizations), including loans subserviced, are geographically dispersed throughout the United States and, to a much lesser extent, in Canada. At June 30, 2005, 25% and 10% of the unpaid principal balance of mortgage loans in Accredited’s servicing portfolio were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans serviced did not exceed 10% in any other state at June 30, 2005.

Loan originations are geographically dispersed throughout the United States and, to a much lesser extent, in Canada. During the three months ended June 30, 2005, 21% and 11% of loans originated were collateralized by properties located in California and Florida, respectively. During the three months ended June 30, 2004, 30% of loans originated were collateralized by properties located in California. During the six months ended June 30, 2005, 21% and 11% of loans originated were collateralized by properties located in California and Florida, respectively. During the six months ended June 30, 2004, 30% of loans originated were collateralized by properties located in California. The remaining originations did not exceed 10% in any other state during the three and six months ended June 30, 2005 and 2004.

An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio and restrict our ability to originate, sell, or securitize mortgage loans, which would significantly harm our business, financial condition and liquidity.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. MORTGAGE LOANS

Mortgage loans held for sale—Mortgage loans held for sale were as follows:

	June 30, 2005	December 31, 2004
	(In thousands) (Unaudited)
Mortgage loans held for sale—principal balance	$2,201,306	$1,805,620
Basis adjustment for fair value hedge accounting	5,037	5
Net deferred origination costs	2,830	1,574
Market reserve	(19,119)	(17,065)

Mortgage loans held for sale, net	$2,190,054	$1,790,134

Mortgage loans held for investment—Mortgage loans held for investment were as follows:

	June 30, 2005	December 31, 2004
	(In thousands) (Unaudited)
Mortgage loans held for investment—principal balance	$5,214,538	$4,101,982
Mortgage loans held for securitization	741,709	642,451
Basis adjustment for fair value hedge accounting	8,928	12,365
Net deferred origination fees	(6,727)	(5,902)
Allowance for loan losses	(84,228)	(60,138)

Mortgage loans held for investment, net	$5,874,220	$4,690,758

Reserves for losses—Activity in the reserves was as follows:

	Balance at Beginning of Quarter	Provision for Losses	Chargeoffs, net	Transfers	Balance at End of Period
	(In thousands) (Unaudited)
Three Months Ended June 30,:
2005:
Mortgage loans held for sale	$19,906	$(42)	$(745)	$—	$19,119
Mortgage loans held for investment	69,298	15,901	(972)	—	84,228
Real estate owned	6,396	2,199	(1,585)	—	7,010
Reserve for repurchases included in accrued liabilities	5,461	1,302	(435)	—	6,328

Total	$101,061	$19,360	$(3,737)	$—	$116,685

2004:
Mortgage loans held for sale	$10,025	$1,567	$(363)	$2,469	$13,698
Mortgage loans held for investment	26,716	15,635	(241)	(3,033)	39,077
Real estate owned	1,760	712	(862)	564	2,174
Reserve for repurchases included in accrued liabilities	5,785	(71)	(245)	—	5,469

Total	$44,286	$17,843	$(1,711)	$—	$60,418

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Balance at Beginning of Year	Provision for Losses	Chargeoffs, net	Transfers	Balance at End of Period
	(In thousands) (Unaudited)
Six Months Ended June 30,:
2005:
Mortgage loans held for sale	$17,065	$4,343	$(2,289)	$—	$19,119
Mortgage loans held for investment	60,138	25,987	(1,897)	—	84,228
Real estate owned	4,405	4,963	(2,357)	—	7,010
Reserve for repurchases included in accrued liabilities	5,126	2,004	(802)	—	6,328

Total	$86,734	$37,297	$(7,345)	$—	$116,685

2004:
Mortgage loans held for sale	$9,698	$3,661	$(1,203)	$1,542	$13,698
Mortgage loans held for investment	21,761	20,692	(503)	(2,873)	39,077
Real estate owned	2,328	603	(2,088)	1,331	2,174
Reserve for repurchases included in accrued liabilities	5,445	336	(312)	—	5,469

Total	$39,232	$25,292	$(4,106)	$—	$60,418

The following tables summarize the historical loss and delinquency amounts for the serviced portfolio, including mortgage loans and real estate owned:

	At June 30, 2005		At December 31, 2004
	Total Principal Amount	Delinquent Principal Over 90 Days	Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands) (Unaudited)
Mortgage loans held for sale(1)	$2,201,306	$20,957	$1,805,620	$18,556
Mortgage loans held for investment	5,956,247	36,309	4,744,433	22,634
Real estate owned	16,904	16,904	10,526	10,526

Total	$8,174,457	$74,170	$6,560,579	$51,716

	Credit Losses, net of recoveries
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands) (Unaudited)
Mortgage loans held for sale(1)	$1,180	$608	$3,091	$1,515
Mortgage loans held for investment	972	241	1,897	503
Real estate owned	1,585	862	2,357	2,088

Total	$3,737	$1,711	$7,345	$4,106

(1)	Includes loans repurchased.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. OTHER RECEIVABLES

Other receivables were as follows:

	June 30, 2005	December 31, 2004
	(In thousands) (Unaudited)
Accrued interest on mortgage loans	$36,338	$28,852
Deposit in derivative margin account	27,468	15,457
Corporate, escrow and servicing advances	10,441	10,491
Other	1,320	2,858

Total	$75,567	$57,658

5. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

Accredited uses hedge accounting in accordance with SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale and mortgage loans held for investment. At June 30, 2005 and December 31, 2004 fair value hedge basis adjustments of $5.0 million and $5,000, respectively, are included as an addition to mortgage loans held for sale related to the $1.8 billion and $1.6 billion, respectively, of such loans designated as the hedged assets. Hedge ineffectiveness associated with these fair value hedges of $0.6 million and $0.3 million was recorded in earnings during the three and six months ended June 30, 2005, respectively, and is included as an addition to gain on sale of loans in the consolidated statements of operations.

At June 30, 2005 and December 31, 2004, fair value hedge basis adjustments of $8.9 million and $12.4 million, respectively, are included in loans held for investment. No hedge ineffectiveness associated with these fair value hedges was recorded in earnings during the three and six months ended June 30, 2005, respectively, as Accredited has discontinued fair value hedge accounting on loans held for investment.

Cash Flow Hedges

During the third quarter of 2004, Accredited implemented the use of cash flow hedge accounting on its securitization debt under SFAS No. 133. Previously Accredited had been using fair value hedge accounting, but elected to add this alternative method to accommodate elements of the REIT requirements. The net impact on earnings is not expected to be materially different under the two methods. Effective unrealized losses, net of effective unrealized gains, associated with cash flow hedges of $15.5 million, reduced by related tax benefit of $6.1 million, were recorded in other comprehensive income during the three months ended June 30, 2005, which is reported as a component of stockholders’ equity. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $8.5 million, reduced by related tax liabilities of $3.4 million, were recorded in other comprehensive income during the six months ended June 30, 2005, which is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from September 2005 to June 2012. A total of $11.1 million in net effective gains before taxes, included in other comprehensive income at June 30, 2005, is expected to be reclassified into earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of ($0.6 million) and $0.5 million was recorded in earnings during the three and six months ended June 30, 2005, respectively, and is included as a component of interest expense in the consolidated statements of operations.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At June 30, 2005 Accredited had outstanding futures contracts, options contracts, interest rate swap agreements and interest rate cap agreements that were designated as hedge instruments. At June 30, 2005 and December 31, 2004, the fair value of the margin account balances required for these derivatives and the futures contracts was $27.5 million and $15.5 million, respectively, and is included in other receivables. At June 30, 2005, the fair value of the options contracts, interest rate swap and cap agreements was $1.8 million, $7.4 million and $0.1 million, respectively, and is included in other assets. At December 31, 2004, the fair value of the options contracts, interest rate swap and cap agreements was $1.0 million, $1.8 million and $0.3 million, respectively. The total net liquidation value at June 30, 2005 and December 31, 2004 of these derivatives and related margin account balances was $35.9 million and $18.6 million, respectively. A loss of $23.0 thousand and a gain of $1.7 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the three and six months ended June 30, 2005, respectively, relating to the gain in value of interest rate cap agreements and interest rate swap agreements. The change in the fair value of derivative financial instruments and the related hedged asset recorded in the statement of operations was as follows:

	Interest Income	Interest Expense	Gain on Sale	Other Income	Total
	(In thousands) (Unaudited)
Three months ended June 30,
2005:
Net unrealized gain (loss)	$(1,683)	$(1,981)	$5,785	$(38)	$2,083
Net realized gain (loss)	—	5,077	(6,784)	19	(1,688)

Total	$(1,683)	$3,096	$(999)	$(19)	$395

2004:
Net unrealized gain (loss)	$(903)	$—	$(12,195)	$625	$(12,473)
Net realized gain (loss)	(901)	—	18,015	(132)	16,982

Total	$(1,804)	$—	$5,820	$493	$4,509

Six months ended June 30,
2005:
Net unrealized gain (loss)	$(3,461)	$(7,333)	$2,774	$—	$(8,020)
Net realized gain	—	15,292	2,990	46	18,328

Total	$(3,461)	$7,959	$5,764	$46	$10,308

2004:
Net unrealized gain (loss)	$(2,409)	$—	$(4,909)	$606	$(6,712)
Net realized gain (loss)	(2,692)	—	5,341	(461)	2,188

Total	$(5,101)	$—	$432	$145	$(4,524)

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. WAREHOUSE CREDIT FACILITIES

Outstanding warehouse credit facilities consist of predominately committed credit lines bearing interest based on One-Month LIBOR plus a spread. The spread over LIBOR varies depending on the mortgage asset class being financed. The interest rates (One-Month LIBOR plus the spread) ranged from 4.25% to 6.83% during the six months ended June 30, 2005. The warehouse credit facilities are collateralized by the mortgage loans held for sale and certain subordinated securitized bonds. The outstanding warehouse credit facilities consisted of the following:

	June 30, 2005	December 31, 2004
	(In thousands) (Unaudited)
A $650 million warehouse credit facility expiring July 2007	$414,667	$277,280
A $650 million warehouse credit facility expiring October 2005	333,545	404,816
A $600 million warehouse credit facility expiring November 2005	326,035	371,213
A $600 million warehouse credit facility expiring December 2005	240,258	210,979
A $300 million warehouse credit facility expiring October 2005	206,352	269,020
A $500 million warehouse credit facility expiring August 2005	119,390	376,290
A $660 million warehouse credit facility expiring December 2006	71,371	266,436
A $40 million warehouse credit facility expiring August 2005	8,507	28,826

Total warehouse credit facilities	$1,720,125	$2,204,860

At June 30, 2005, Accredited Home Lenders Canada, Inc. entered into a 100.0 million Canadian dollar (approximately $81.6 million U.S. dollars at June 30, 2005) warehouse credit facility. The credit facility is collateralized by Canadian mortgage loans, is guaranteed by the AHLHC and expires June 30, 2006. There were no amounts outstanding under this facility at June 30, 2005.

At June 30, 2005, Accredited was in compliance with all covenant requirements for each of the facilities. Accredited’s warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements and limitations on other indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under Accredited’s other facilities.

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

7. ASSET BACKED COMMERCIAL PAPER

During the second quarter of 2005, Accredited issued commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities ranging from one to 180 days and $40.0 million of subordinated notes maturing in five years. In order to issue the debt, Accredited established a special purpose, bankruptcy remote Delaware statutory trust. The trust entered into agreements with third parties who act as back-up liquidity providers. The SLNs bear interest at customary commercial paper market rates, which vary depending on the prevailing market conditions. The capacity of this facility at June 30, 2005, was $1.0 billion of which $988.5 million was outstanding. For the fifty-two days during the quarter this facility was outstanding, the average borrowings outstanding under this facility were $634.2 million, and the weighted average interest rate was approximately 3.5%. The facility is collateralized by mortgage loans held for sale or securitization.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. SECURITIZATION BOND FINANCING

Securitization bond financing consisted of the following:

	June 30, 2005	December 31, 2004
	(In thousands) (Unaudited)
Series 2002-1 securitization with a stated maturity date of July 25, 2032 and an interest rate of 4.93% for the fixed portion of the bond and One-Month LIBOR plus 0.32% for the variable rate portion of the bond	$47,293	$64,644
Series 2002-2 securitization with a stated maturity date range of January 25, 2033 through February 25, 2033 and an interest rate of 4.48% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.49% to One-Month LIBOR plus 0.50% for the variable rate portions of the bond	172,320	221,021
Series 2003-1 securitization with a stated maturity date of June 25, 2033 and an interest rate of 3.58% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.38% for the variable rate portions of the bond	103,174	147,530
Series 2003-2 securitization with a stated maturity date of October 25, 2033 and an interest rate of 4.23% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.37% for the variable rate portions of the bond	194,538	251,278
Series 2003-3 securitization with a stated maturity date of January 25, 2034 and an interest rate of 4.46% for the fixed portion of the bond and One-Month LIBOR plus 0.38% for the variable rate portions of the bond	258,518	342,386
Series 2004-1 securitization with a stated maturity date of April 25, 2034 and an interest rate of One-Month LIBOR plus 0.30%	286,420	384,857
Series 2004-2 securitization with a stated maturity date of July 25, 2034 and an interest rate range of One-Month LIBOR plus 0.29% to One-Month LIBOR plus 0.30%	483,334	604,229
Series 2004-3 securitization with a stated maturity date of October 25, 2034 and an interest rate range of 2.90% to 5.25% for the fixed portions of the bond and a range of One-Month LIBOR plus 0.17% to One-Month LIBOR plus 2.50% for the variable rate portions of the bond	763,971	928,914
Series 2004-4 securitization with a stated maturity date of January 25, 2035 and an interest rate of 5.25% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.15% to One-Month LIBOR plus 1.80% for the variable rate portions of the bond	891,577	1,012,214
Series 2005-1 securitization with a stated maturity date of April 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	851,213	—
Series 2005-2 securitization with a stated maturity date of July 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	995,866	—

	5,048,224	3,957,073
Unamortized bond discounts	(4,014)	(2,958)

Total securitization bond financing, net	$5,044,210	$3,954,115

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $5.2 billion and $4.1 billion as of June 30, 2005 and December 31, 2004, respectively. Unamortized debt issuance costs, included in prepaid and other assets, are $16.9 million and $14.1 million at June 30, 2005 and December 31, 2004, respectively.

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

The following table summarizes the expected repayments relating to the securitization bond financing at June 30, 2005 and are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

(In thousands) (Unaudited)
Six months ending December 31, 2005	$718,483
Years Ending December 31:
2006	1,666,423
2007	1,142,191
2008	558,620
2009	351,398
2010	227,090
Thereafter	384,019
Discount	(4,014)

Total	$5,044,210

9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The tax effects of significant items comprising Accredited’s net deferred tax asset were as follows:

	June 30, 2005	December 31, 2004
	(In thousands) (Unaudited)
Deferred tax assets:
Loans held for sale	$17,472	$13,071
Market reserve on loans held for sale	10,115	8,659
Loan securitizations	12,022	16,921
State taxes	5,184	4,594
Other reserves and accruals	3,318	2,491

Total deferred tax assets	48,111	45,736

Deferred tax liabilities:
Mortgage-related securities	(10,716)	(10,161)
Investment in real estate investment trust	(29,420)	—
Cash flow hedging	(2,244)	(1,325)

Total deferred tax liabilities	(42,380)	(11,486)

Net deferred tax asset	$5,731	$34,250

The income tax provision consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands) (Unaudited)
Current:
Federal	$11,674	$38,242	$16,523	$51,784
State	2,054	9,204	3,578	12,902

Total current provision	13,728	47,446	20,101	64,686

Deferred:
Federal	9,910	(19,715)	22,217	(21,087)
State	2,861	(4,868)	5,383	(5,732)

Total deferred provision (benefit)	12,771	(24,583)	27,600	(26,819)

Total provision	$26,499	$22,863	$47,701	$37,867

The deferred income tax expense resulted from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes.

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands) (Unaudited)
Federal income tax at statutory rate	$23,998	$20,005	$43,242	$33,133
State income tax, net of federal effects	3,194	2,819	5,824	4,661
REIT dividends on preferred stock	(873)	—	(1,746)	—
Other	180	39	381	73

Total provision	$26,499	$22,863	$47,701	$37,867

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accredited recorded $1.2 million and $0.4 million, during the three months ended June 30, 2005 and 2004, respectively, and $2.9 million and $2.7 million, during the six months ended June 30, 2005 and 2004, respectively, as a reduction in income taxes payable for corporate tax deductions arising from the sale by employees of common stock they acquired from employee stock plans prior to the fulfillment of the required tax holding periods for such stock. These benefits have been reflected as additional paid in capital in the accompanying consolidated statements of stockholders’ equity.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows:

	June 30, 2005	December 31, 2004
	(In thousands)
Accrued liabilities—payroll	$24,120	$20,678
Accrued liabilities—general	19,365	18,093
Reserve for repurchases	6,328	5,126
Reserve for premium recapture	1,625	2,410
Accounts payable	626	308

Total	$52,064	$46,615

11. MINORITY INTEREST IN SUBSIDIARY

In May 2004, AHL formed a subsidiary, Accredited Mortgage Loan REIT Trust (REIT), for the purpose of acquiring, holding and managing real estate assets. All of the outstanding common shares of the REIT are held by AHL, which in turn is a wholly owned subsidiary of AHLHC. The REIT, in 2004, issued Series A Preferred Shares to outside investors in the aggregate amount of $102.5 million. The Series A Preferred Shares bear a dividend of 9.75% annually.

The REIT will elect to be taxed as a real estate investment trust and intends to comply with the applicable provisions of the Internal Revenue Code. Accordingly, the REIT will generally not be subject to federal or state income tax to the extent that its distributions to shareholders satisfy the real estate investment trust requirements and certain asset, income and share ownership tests are met.

In December 2004 and January 2005, the REIT’s board of trustees declared and the REIT paid a dividend on common stock of $50.0 million and $5.0 million, respectively.

In March and June of 2005, the REIT’s board of trustees declared a quarterly cash dividend on the preferred shares at the rate of $0.609375 per share to shareholders of record on March 15 and June 15, which aggregated $5.0 million for the six months ended June 30, 2005.

AHLHC irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. AHLHC’s

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

guarantee is subordinated in right of payment to AHLHC’s indebtedness, on parity with the most senior class of AHLHC’s preferred stock and senior to AHLHC’s common stock. At June 30, 2005, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at December 31, 2004, the REIT’s current annual preferred dividend obligation totals $10.0 million.

The preferred shares are reported as minority interest in subsidiary in our consolidated balance sheet.

12. EARNINGS PER SHARE

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

	Net Income (numerator)	Shares (denominator)	Per Share Amount
	(In thousands, except per share amounts) (Unaudited)
Three Months Ended June 30,:
2005:
Basic earnings per share	$39,572	20,982	$1.89

Effect of dilutive shares:
Stock options		654
Restricted stock		236

Diluted earnings per share	$39,572	21,872	$1.81

Potentially dilutive stock options not included above since they are antidilutive		275
2004:
Basic earnings per share	$34,294	20,194	$1.70

Effect of dilutive shares:
Stock options		1,126
Restricted stock		139

Diluted earnings per share	$34,294	21,459	$1.60

Potentially dilutive stock options not included above since they are antidilutive		254

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Net Income (numerator)	Shares (denominator)	Per Share Amount
	(In thousands, except per share amounts) (Unaudited)
Six Months Ended June 30,:
2005:
Basic earnings per share	$70,859	20,917	$3.39

Effect of dilutive shares:
Stock options		708
Restricted stock		235

Diluted earnings per share	$70,859	21,860	$3.24

Potentially dilutive stock options not included above since they are antidilutive		248
2004:
Basic earnings per share	$56,800	20,269	$2.80

Effect of dilutive shares:
Stock options		1,035
Restricted stock		98

Diluted earnings per share	$56,800	21,402	$2.65

Potentially dilutive stock options not included above since they are antidilutive		169

13. COMMITMENTS AND CONTINGENCIES

Accredited is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the balance sheet. The credit risk is mitigated by Accredited’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. Accredited does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. Accredited commits to originate loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $649.7 million as of June 30, 2005.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee.

Accredited periodically enters into other loan sale commitments. Forward loan sale commitments and pools awarded awaiting settlement totaled $1.2 billion at June 30, 2005.

Accredited’s mortgage banking business is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”) and state regulatory authorities with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations require, among other things, that Accredited maintain a minimum net worth of $250,000. Accredited is in compliance with these requirements.

From time to time, Accredited enters into certain types of contracts that contingently require Accredited to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of Accredited’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, Accredited has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2005.

AHLHC irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares: (i) all accrued and unpaid dividends, (ii) the redemption price and (iii) the liquidation preference. See further discussion under Note 11. Minority Interest in Subsidiary.

Legal Matters—In December 2002, Accredited was served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which Accredited does business and the common law of unjust enrichment. The complaint alleges that Accredited has a practice of misrepresenting and inflating the amount of fees it pays to third parties in connection with the residential mortgage loans that it funds. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid Accredited to pay, or reimburse Accredited’s payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to Accredited for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid to Accredited and the amount Accredited paid to the third party, and (2) a nationwide class of claimants with respect to an unjust enrichment cause of action included in the original complaint who, since November 19, 1997 paid money to Accredited for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid Accredited and the amount Accredited paid the third party. The court conditioned its order limiting the statutory consumer fraud act claims to claimants in the State of Illinois on the outcome of a case pending before the Illinois Supreme Court in which one of the issues is the propriety of certifying a nationwide class based on the Illinois Consumer Fraud and Deceptive Business Practices Act. Accredited’s petition to have the court certify an interlocutory appeal of the class certification decision has been denied, but Accredited continues to believe the court erred in certifying any class in this matter, and Accredited intends to petition the Illinois Supreme Court for a supervisory order reversing the lower court’s class certification decision. There has not yet been a ruling on the merits of either the plaintiffs’ individual claims or the claims of the class, and the ultimate outcome of this matter and the amount of liability, if any, that may result is not presently determinable. Accordingly, no amounts have been accrued in Accredited’s financial statements with respect to this matter. Accredited intends to continue to vigorously defend this matter and does not believe it will have a material adverse effect on its business.

In January 2004, Accredited was served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The named plaintiff is a former commissioned loan officer of Accredited. The complaint alleges that Accredited violated California and federal law by misclassifying the plaintiff, and other non-exempt employees as exempt employees, failing to pay the plaintiff on an hourly basis and for overtime worked, and failing to properly and accurately record and maintain payroll information. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. Accredited has been served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action. Accredited has appealed the court’s denial of its motion to compel arbitration of the consolidated cases, and a resolution of that appeal is not expected before early 2006. In the meantime, discussions are ongoing between the parties regarding potential settlement or mediation of the claims, and Accredited has pursued and effected settlements directly with many current and former employees covered by the allegations of the complaints. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class. Accredited does not believe these matters will have a material adverse effect on its business, but, at the present time, the ultimate outcome of the litigation and the total amount of liability is not determinable. As a result, Accredited has not accrued any amounts in its financial statements with respect to the litigation, except for accrued amounts relating to settlements effected with current and former employees.

In June 2005, Accredited was served with a complaint, Williams et al. v. Accredited Home Lenders, Inc., brought in United States District Court for the Northern District of Georgia. The two named plaintiffs are former commissioned loan officers of Accredited. The complaint alleges that Accredited violated federal law by requiring the plaintiffs to work overtime without compensation. The plaintiffs seek to recover, on behalf of themselves and other similarly situated employees, the allegedly unpaid overtime, liquidated damages, attorneys’ fees and costs of suit. A motion to certify a collective class has not yet been filed, and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and the ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable. Accordingly, no amounts have been accrued in Accredited’s financial statements with respect to this matter. Accredited intends to vigorously defend this matter and does not believe it will have a material adverse effect on its business.

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(Dollars in thousands, except par value amounts)(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$41,951	$4,018
Mortgage loans held for investment, net of reserves of $78,140 and $54,960, respectively	5,140,624	4,056,306
Other receivables	44,908	29,983
Prepaid expenses and other assets	30,117	19,924
Receivable from parent	15,966	15,214

Total assets	$5,273,566	$4,125,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Securitization bond financing	$5,044,210	$3,954,115
Accrued interest payable	4,649	5,206

Total liabilities	5,048,859	3,959,321

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, authorized 200,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at June 30, 2005 and December 31, 2004	4,094	4,094
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 100,000 shares	1	1
Additional paid-in capital	150,333	163,287
Other comprehensive income	5,661	3,348
Retained earnings	64,618	(4,606)

Total stockholders’ equity	224,707	166,124

Total liabilities and stockholders’ equity	$5,273,566	$4,125,445

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(In thousands, except per share amount)(Unaudited)

	Three Months Ended June 30, 2005	Inception (May 4, 2004) to June 30, 2004	Six Months Ended June 30, 2005
REVENUES:
Interest income (including $224, $0 and $431 from parent)	$95,490	$5,615	$179,587
Interest expense	(44,601)	(1,842)	(79,127)

Net interest income	50,889	3,773	100,460
Provision for losses	(7,244)	(1,209)	(10,046)

Net interest income after provision	43,645	2,564	90,414
Other income	265	1	357

Total net revenues	43,910	2,565	90,771

OPERATING EXPENSES:
Management fee assessed by parent	6,151	344	11,497
Direct general and administrative expenses	2	—	61

Total operating expenses	6,153	344	11,558

Net income	37,757	2,221	79,213
Dividends on preferred stock	(2,494)	—	(4,989)

Net income available to common stockholders	$35,263	$2,221	$74,224

Basic and diluted earnings per common share	$352.63	$22.21	$742.24

Weighted average shares outstanding for basic and diluted	100	100	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)

	Six Months Ended June 30, 2005	Inception (May 4, 2004) to June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,213	$2,221
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized loans	(1,713)	(15)
Amortization of bond discount	522	—
Provision for losses	10,046	1,209
Unrealized loss on derivatives	(3,872)	—
Adjustment into earnings for gain on derivatives from other comprehensive income	(6,152)	—
Changes in operating assets and liabilities:
Other receivables	(14,925)	(5,979)
Prepaid expenses and other assets	12,839	(4,435)
Accrued interest payable	(557)	(35)

Net cash provided by operating activities	75,401	(7,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	807,936	4,606

Net cash provided by investing activities	807,936	4,606

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	1,895,673	684,920
Payments on securitization bond financing	(812,055)	(4,678)
Payments on temporary credit facilities	(1,921,281)	(677,011)

Net payments to parent	(5,000)	—
Capital contributions from parent	3,000	—
Intercompany payable/receivable	(752)	—
Payments of preferred stock dividends	(4,989)	—

Net cash used in financing activities	(845,404)	3,231

Net increase in cash and cash equivalents	37,933	803
Beginning balance cash and cash equivalents	4,018	—

Ending balance cash and cash equivalents	$41,951	$803

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$87,606	$484

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$2,248	$—

Detail of assets and liabilities contributed from parent:
Mortgage loans, net of reserves, deferred origination costs and fair value basis adjustments for hedge accounting	1,905,328	—
Outstanding balances on warehouse credit facilities	(1,921,281)	—

Net capital contributions (reductions) from parent	$(15,953)	$—

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related notes thereto included in the REIT’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

AHL also provides operating facilities, administration and loan servicing for the REIT. The REIT is, therefore, economically and operationally dependent on AHL, and, as such, the REIT’s results of operation or financial condition may not be indicative of the conditions that would have existed for its results of operations or financial condition if it had operated as an unaffiliated entity.

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

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the provision for loan losses, hedging policies and income taxes.

Cash and Cash Equivalents

For purposes of financial statement presentation, the REIT considers all liquid investments with an original maturity of three months or less to be cash equivalents.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Mortgage Loans Held for Investment and Securitization Bond Financing

Mortgage loans held for investment include loans that Accredited has securitized in structures that require financing treatment. During the three and six months ended June 30, 2005, the REIT completed one and two securitizations of mortgage loans totaling $1.0 billion and $1.9 billion, respectively, structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

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

Derivative Financial Instruments

As part of the REIT’s interest rate management process, the REIT uses derivative financial instruments such as Eurodollar futures and options. In connection with some of the securitizations structured as financings, the REIT entered into interest rate cap agreements. In connection with three of the securitizations structured as financings, the REIT entered into interest rate swap agreements. It is not the REIT’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Escrow and Fiduciary Funds

The REIT maintains segregated bank accounts in trust for the benefit of investors for payments on securitized loans and mortgage loans serviced for investors. Accredited also maintains bank accounts for the benefit of borrowers’ property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $88.7 million and $68.2 million at June 30, 2005 and December 31, 2004, respectively, and are excluded from the REIT’s assets and liabilities.

Income Taxes

The REIT intends to elect to be subject to taxation as a real estate investment trust under the Internal Revenue Code of 1986. As a result, the REIT will generally not be subject to federal or state income tax to the extent that the REIT distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust.

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by AHL, as our servicer, in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less estimated costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At June 30, 2005 and December 31, 2004, real estate owned amounting to $4.0 million and $2.7 million, respectively, net of valuation allowances, is included in other assets.

Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Accumulated other comprehensive income for the six months ended June 30, 2005 is determined as follows:

(In thousands) (Unaudited)
Balance at December 31, 2004	$3,348
Net unrealized gains on cash flow hedges	8,465
Reclassification adjustment into earnings for realized gain on derivatives	(6,152)

Balance at June 30, 2005	$5,661

Comprehensive income is determined as follows:

	Three Months Ended June 30, 2005	Inception (May 4, 2004) to June 30, 2004	Six Months Ended June 30, 2005
	(In thousands) (Unaudited)
Net income	$37,757	$2,221	$79,213
Net unrealized gains on cash flow hedges	(15,502)	—	8,465
Reclassification adjustment into earnings for realized gain on derivatives	(3,856)	—	(6,152)

Total comprehensive income	$18,399	$2,221	$81,526

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At June 30, 2005, 28% and 10% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans did not exceed 10% in any other state at June 30, 2005.

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

3. MORTGAGE LOANS

Mortgage loans held for investment—Mortgage loans held for investment were as follows:

	June 30, 2005	December 31, 2004
	(In thousands) (Unaudited)
Loans held for investment—principal balance	$5,214,538	$4,101,982
Basis adjustment for fair value hedge accounting	10,048	13,741
Net deferred origination fees	(5,822)	(4,457)
Allowance for loan losses	(78,140)	(54,960)

Loans held for investment, net	$5,140,624	$4,056,306

Reserves for losses—Activity in the reserves was as follows:

	Balance at Beginning of Period		Contributions from Parent	Provision for Losses	Chargeoffs, net		Balance at End of Period
	(In thousands) (Unaudited)
Three Months Ended June 30, 2005:
Mortgage loans held for investment		$63,823	$8,376	$6,913		$(972)	$78,140
Real estate owned		2,664	—	331		—	2,995

Total		$66,487	$8,376	$7,244		$(972)	$81,135

Inception (May 4, 2004) to June 30, 2004:
Mortgage loans held for investment	$		$14,448	$1,209	$		$15,657
Real estate owned		—	—	—		—	—

Total	$		$14,448	$1,209	$		$15,657

Six Months Ended June 30, 2005:
Mortgage loans held for investment		$54,960	$15,998	$9,079		$(1,897)	$78,140
Real estate owned		2,028	—	967		—	2,995

Total		$56,988	$15,998	$10,046		$(1,897)	$81,135

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the loss and delinquency amounts for mortgage loans and real estate owned:

	At June 30, 2005		At December 31, 2004
	Total Principal Amount	Delinquent Principal Over 90 Days	Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands) (Unaudited)
Mortgage loans held for investment	$5,214,538	$36,309	$4,101,982	$22,634
Real estate owned	6,964	6,964	4,716	4,716

Total	$5,221,502	$43,273	$4,106,698	$27,350

	Credit Losses, net of recoveries
	Three Months Ended June 30, 2005	Inception (May 4, 2004) to June 30, 2004	Six Months Ended June 30, 2005
	(In thousands) (Unaudited)
Mortgage loans held for investment	972	—	1,897
Real estate owned	—	—	—

Total	$972	$—	$1,897

4. OTHER RECEIVABLES

Other receivables were as follows:

	June 30, 2005	December 31, 2004
	(In thousands) (Unaudited)
Accrued interest on mortgage loans	$29,206	$22,039
Deposit in derivative margin account	15,577	6,361
Other	125	1,583

Total	$44,908	$29,983

5. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

The REIT uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At June 30, 2005 and December 31, 2004, fair value hedge basis adjustments of $10.0 million and $13.7 million are included as additions to loans held for investment. No hedge ineffectiveness associated with fair value hedges was recorded in earnings during the three or six months ended June 30, 2005 or for the period from inception (May 4, 2004) to June 30, 2004, as the REIT has discontinued fair value hedge accounting on loans held for investment.

Cash Flow Hedges

During the third quarter of 2004, the REIT began utilizing cash flow hedging and implemented the use of cash flow hedge accounting on its securitization debt under SFAS No. 133. Previously, the REIT had been using fair value hedge accounting, but elected to use this alternative method to accommodate elements of the REIT

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

requirements. The net impact on earnings is not expected to be materially different under the two methods. Effective unrealized losses, net of effective unrealized gains, associated with cash flow hedges of ($15.5 million) and $8.5 million were recorded in other comprehensive income during the three and six months ended June 30, 2005, respectively, which is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from September 2005 to June 2012. A total of $11.1 million in net effective gains, included in other comprehensive income at June 30, 2005, is expected to be reclassified into earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of ($0.6 million) and $0.5 million was recorded in earnings during the three and six months ended June 30, 2005, respectively, and is included as a component of interest expense in the statement of operations.

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At June 30, 2005 the REIT had outstanding futures contracts, options contracts and interest rate swap agreements that were designated as hedge instruments, as well as interest rate cap agreements. At June 30, 2005 and December 31, 2004, the fair value of the margin account balances required for these derivatives and the futures contracts was $15.6 million and $6.4 million, respectively, and is included in other receivables. At June 30, 2005, the fair value of the options contracts, interest rate swap and cap agreements was $1.8 million, $7.4 million and $0.1 million, respectively, and is included in other assets. At December 31, 2004, the fair value of the options contracts, interest rate swap and cap agreements was $1.0 million, $1.8 million and $0.3 million, respectively. The total net liquidation value at June 30, 2005 and December 31, 2004 of these derivatives and related margin account balances was $24.9 million and $9.5 million, respectively. A loss of $23.0 thousand and a gain of $1.7 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the three and six months ended June 30, 2005, respectively, relating to the gains and losses in value of interest rate cap agreements and interest rate swap agreements.

The change in fair value of derivative financial instruments, and the related hedged liability, recorded in the statement of operations was as follows:

	Interest Income	Interest Expense	Total
	(In thousands) (Unaudited)
Three months ended June 30, 2005:
Net unrealized (loss)	$(1,683)	$(1,981)	$(3,664)
Net realized gain	—	5,077	5,077

Total	$(1,683)	$3,096	$1,413

Inception (May 4, 2004) to June 30, 2004:
Net unrealized (loss)	$(762)	—	(762)
Net realized gain	—	—	—

Total	$(762)	$—	$(762)

Six months ended June 30, 2005:
Net unrealized (loss)	$(3,461)	(7,333)	(10,794)
Net realized gain	—	15,292	15,292

Total	$(3,461)	$7,959	$4,498

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

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

During the three months ended June 30, 2005, AHL and the REIT, as several sellers, modified two warehouse agreements to permit the securitization of $1.0 billion of mortgage loans. In 2005, the REIT also entered into one short-term temporary aggregate warehouse facility to permit the securitization of $917.2 million of mortgage loans. This facility lasted for approximately 30 days. Each of the agreements has cross-default and cross-collateralization provisions and AHL provides a guarantee of the REIT’s obligations under the facilities; in addition, the facilities are structured so that the REIT only has monetary responsibilities for a limited period of time prior to a securitization and otherwise does not have any monetary obligations under the facilities (“REIT Transaction”). The facilities are collateralized by performing, aged and delinquent loans and bear interest based on the One-Month LIBOR. Amounts outstanding on the warehouse facilities described above during the six months ended June 30, 2005 totaled $1.9 billion and represented the amount of loans securitized during that period. There were no outstanding REIT Transaction borrowings on any of the warehouse facilities described above at June 30, 2005.

AHL and the REIT, as several borrowers or sellers, may enter into or modify additional warehouse facilities during 2005 in a similar manner in contemplation of a securitization.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

7. SECURITIZATION BOND FINANCING

The following is a summary of the outstanding securitization bond financing:

	June 30, 2005	December 31, 2004
	(In thousands) (Unaudited)
Series 2002-1 securitization with a stated maturity date of July 25, 2032 and an interest rate of 4.93% for the fixed portion of the bond and One-Month LIBOR plus 0.32% for the variable rate portion of the bond	$47,293	$64,644
Series 2002-2 securitization with a stated maturity date range of January 25, 2033 through February 25, 2033 and an interest rate of 4.48% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.49% to One-Month LIBOR plus 0.50% for the variable rate portions of the bond	172,320	221,021
Series 2003-1 securitization with a stated maturity date of June 25, 2033 and an interest rate of 3.58% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.38% for the variable rate portions of the bond	103,174	147,530
Series 2003-2 securitization with a stated maturity date of October 25, 2033 and an interest rate of 4.23% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.37% for the variable rate portions of the bond	194,538	251,278
Series 2003-3 securitization with a stated maturity date of January 25, 2034 and an interest rate of 4.46% for the fixed portion of the bond and One-Month LIBOR plus 0.38% for the variable rate portions of the bond	258,518	342,386
Series 2004-1 securitization with a stated maturity date of April 25, 2034 and an interest rate of One-Month LIBOR plus 0.30%	286,420	384,857
Series 2004-2 securitization with a stated maturity date of July 25, 2034 and an interest rate range of One-Month LIBOR plus 0.29% to One-Month LIBOR plus 0.30%	483,334	604,229
Series 2004-3 securitization with a stated maturity date of October 25, 2034 and an interest rate range of 2.90% to 5.25% for the fixed portions of the bond and a range of One-Month LIBOR plus 0.17% to One-Month LIBOR plus 2.50% for the variable rate portions of the bond	772,033	928,914
Series 2004-4 securitization with a stated maturity date of January 25, 2035 and an interest rate of 5.25% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.15% to One-Month LIBOR plus 1.80% for the variable rate portions of the bond	891,577	1,012,214
Series 2005-1 securitization with a stated maturity date of April 25, 2035 and an interest rate range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	851,213	—
Series 2005-2 securitization with a stated maturity date of July 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	987,804	—

	5,048,224	3,957,073

Unamortized bond discounts	(4,014)	(2,958)

Total securitization bond financing, net	$5,044,210	$3,954,115

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $5.2 billion and $4.1 billion as of June 30, 2005 and December 31, 2004, respectively. Unamortized debt issuance costs, included in other assets, are $16.8 million and $14.1 million at June 30, 2005 and December 31, 2004, respectively.

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

The following table summarizes the expected repayments relating to the securitization bond financing at June 30, 2005. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment spreads:

(In thousands) (Unaudited)
Six months ending December 31, 2005	$718,483
Years Ending December 31:
2006	1,666,423
2007	1,142,191
2008	558,620
2009	351,398
2010	227,090
Thereafter	384,019
Unamortized bond discounts	(4,014)

Total	$5,044,210

8. INCOME TAXES AND DISTRIBUTION OF EARNINGS

At the time the REIT files its first income tax return, the REIT will elect to be treated as a real estate investment trust for income tax purposes in accordance with certain provisions of the Internal Revenue Code of 1986. As a result of this election, the REIT will generally not be subject to federal or state income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust. Currently the REIT plans to distribute substantially all of its taxable income to common and preferred shareholders in accordance with IRS regulations.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations:

	Three Months Ended June 30, 2005	Inception (May 4, 2004) to June 30, 2004	Six Months Ended June 30, 2005
	(In thousands) (Unaudited)	(In thousands) (Unaudited)	(In thousands) (Unaudited)
Federal income tax at statutory rate	$13,216	$796	$27,725
Preferred stock dividends	(873)	—	(1,746)
Common stock dividends paid deduction	(12,343)	(796)	(25,979)

Total provision	$—	$—	$—

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

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees and a duly authorized committee thereof has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At June 30, 2005 and December 31, 2004, there were 4,093,678 preferred shares issued and outstanding.

In March and June of 2005, the REIT’s board of trustees declared a quarterly cash dividend on the preferred shares at the rate of $0.609375 per share to shareholders of record on March 15 and June 15, which aggregated $5.0 million for the six months ended June 30, 2005.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2005, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of June 30, 2005, the REIT was in compliance with the covenants applicable to date in 2005.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

10. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the Six-Month LIBOR plus 1.0%. Management fee expense and interest income under this agreement totaled $6.2 million and $0.2 million, respectively for the three months ended June 30, 2005, and $11.5 million and $0.4 million for the six months ended June 30, 2005. At June 30, 2005 and December 31, 2004, the net receivable from parent was $16.0 million and $15.2 million, respectively.

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

General

Accredited is a mortgage banking company that originates, finances, securitizes, services and sells non-prime mortgage loans secured by residential real estate throughout the United States, and, to a lesser extent, in Canada. We focus on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. We originate our loans primarily through independent mortgage brokers and, to a lesser extent, through our direct sales force in our retail offices. We primarily sell our loans in whole loan sales or we securitize our loans.

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

Revenue Model

Our operations generate revenues in three ways:

•	Interest income. We have two primary components to our interest income. We generate interest income over the life of the loan on the loans we have securitized in structures that require financing treatment. This interest is partially offset by the interest we pay on the bonds that we issue to fund these loans. We also generate interest income on loans held for sale and for securitization from the time we originate the loan until the time we sell or securitize the loan. This interest income is partially offset by our borrowing costs under our warehouse credit facilities used to finance these loans.

•	Gain on sale of loans. We generate gain on sale of loans by selling the loans we originate for a premium.

•	Loan servicing income. Our loan servicing income represents all contractual and ancillary servicing revenue for loans that Accredited services for others, net of servicing costs and amortization of mortgage servicing rights.

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

We anticipate that our results of operations may fluctuate on a quarterly and annual basis. The timing and degree of fluctuation will depend upon several factors, including competition, economic slowdowns and increased interest rates in addition to those discussed under “Risk Factors That May Affect Future Results.” Although we have experienced growth in recent years, we cannot assure you that we will be able to sustain revenue growth or maintain profitability on a quarterly or annual basis or that our growth will be consistent with predictions or forecasts.

Results Of Operations

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Executive Summary

•	Net income was $39.6 million for the three months ended June 30, 2005, or $1.81 per diluted share, an increase of 15.4% from $34.3 million, or $1.60 per diluted share in 2004.

•	The increase in net income was primarily driven by a 38.5% increase in net interest income after provision and a 10.5% increase in gain on whole loan sales. Whole loan sales of $2.8 billion during the three months ended June 30, 2005, resulted in gains recorded of $85.8 million, representing an average premium of 3.12% in 2005, versus 4.29% for the same period in 2004.

•	Mortgage loan origination volume increased 23.3% from $3.4 billion for the three months ended June 30, 2004 to $4.1 billion in 2005, and our serviced loans increased 49.9% from $5.5 billion at June 30, 2004 to $8.3 billion at June 30, 2005. This growth was achieved by penetrating new and existing markets through 310 net new employees from June 30, 2004 to June 30, 2005.

•	Origination costs net of points and fees declined to 1.73% during the three months ended June 30, 2005 from 1.76% during the same period in 2004.

•	Revenue from net interest income after provision increased from 32.8% of total net revenues for the three months ended June 30, 2004 to 37.4% in 2005 reflecting the growth in net interest income after provision of 38.5% which outpaced our growth in gain on sale of loans of 10.5%.

Net Revenues

Net revenues and key indicators that affect our net revenues are as follows for the three months ended June 30:

	2005	2004	Increase (Decrease)	% Change
	(Dollars in thousands)
Interest income(1)	$141,154	$84,673	$56,481	66.7%
Interest expense(2)	(68,124)	(28,093)	40,031	142.5%

Net interest income	73,030	56,580	16,450	29.1%
Provision for losses	(19,360)	(17,843)	1,517	8.5%

Net interest income after provision	53,670	38,737	14,933	38.5%
Gain on sale of loans	85,780	77,619	8,161	10.5%
Loan servicing income	2,724	1,646	1,078	65.5%
Other income	1,508	11	1,497	N/A

Total net revenues	$143,682	$118,013	$25,669	21.8%

Net interest income after provision as percentage of net revenues	37.4%	32.8%
Gain on sale of loans as a percentage of net revenues	59.7%	65.8%
Mortgage loan originations	$4,139,421	$3,357,118	$782,303	23.3%
Whole loan sales	$2,831,815	$1,903,940	$927,875	48.7%
Mortgage loans securitized	$1,007,809	$707,200	$300,609	42.5%
Average inventory of mortgage loans	$7,410,808	$4,592,523	$2,818,285	61.4%
Annualized interest income as a percentage of average inventory of mortgage loans (Yield)	7.62%	7.37%
Average outstanding borrowings	$7,017,165	$4,428,834	$2,588,331	58.4%

(1)	Interest income includes prepayment penalty income, gains and losses from hedging activities and contractually designated servicing income on our balance sheet securitizations treated as interest income for accounting purposes.
(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.

Interest Income. Interest income increased 66.7% during the three months ended June 30, 2005 from the comparable period in 2004 reflecting the 61.4% increase in our average inventory of mortgage loans during the period and an increase in the total yield on our average inventory of mortgage loans outstanding during the three months ended June 30, 2005 when compared to the same period in 2004. The increase in our average inventory of mortgage loans is due to higher loan origination volume during the twelve months ended June 30, 2005 with an increased percentage of those loans retained on our balance sheet through securitizations as compared to disposition of those loans through whole loan sales. The increase in our average yield reflects the increase in pricing of loan originations over the past year.

Interest Expense. The increase in interest expense during the three months ended June 30, 2005 of 142.5% reflects an increase in our average outstanding borrowings, which increased from $4.4 billion during the three months ended June 30, 2004 to $7.0 billion during the same period in 2005, or 58.4%. The increase in interest expense also resulted from a net increase in our average borrowing rates, which increased from 2.63% on our warehouse lines during the three months ended June 30, 2004 to 4.32% during the same period in 2005, and from 2.45% in 2004 on our securitization debt to 3.67% during the same period in 2005.

The components of our net interest margin are as follows for the three months ended June 30:

	2005			2004
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Warehouse:
Interest income	$48,283	$2,555,689	7.56%	$40,249	$2,266,248	7.11%
Interest expense	(25,045)	2,320,435	(4.32)	(14,247)	2,167,863	(2.63)

Spread	23,238		3.24%	26,002		4.48%

Securitizations:
Interest income	92,871	4,855,119	7.65%	44,424	2,326,275	7.64%
Interest expense	(43,079)	4,696,730	(3.67)	(13,846)	2,260,971	(2.45)

Spread	49,792		3.98%	30,578		5.19%

Net interest margin	$73,030	$7,410,808	3.94%	$56,580	$4,592,523	4.93%

The net interest spread for our warehouse loans declined from 4.48% during the three months ended June 30, 2004 to 3.24% for the comparable period in 2005. This is due to the One-Month LIBOR, which our borrowing costs are indexed to, increasing by more than the average mortgage coupon rate earned on our loan portfolio. This effect was partially offset by a reduction in the spread of the borrowing costs over One-Month LIBOR charged by the warehouse credit facilities, as well as a reduction in the borrowing costs due to the formation of a special purpose entity which issues commercial paper to finance a portion of the loan portfolio held for sale and securitization. The reduced mortgage coupon rate relative to borrowing costs reflects increased competition from other lenders combined with a flattening of the yield curve. This trend may continue if the yield curve continues to flatten, as suggested by the current forward rates, or if competitive pressures increase.

The net interest spread for our securitized loans declined from 5.19% during the three months ended June 30, 2004 to 3.98% for the comparable period in 2005. The decline reflects higher cost of borrowings due to market interest rates increasing, and a greater mix of variable rate bonds to fixed rate bonds in 2005. The yield for the current period was roughly unchanged from the comparable period in 2004 as the lower coupon rate was offset by lower net losses from hedge accounting. The spread may continue to decline if short-term rates increase further, as suggested by the forward curve.

Provision for Losses. The provision for losses is comprised of the following for the three months ended June 30:

	2005	2004	Increase (Decrease)	% Change
	(Dollars in thousands)
Current period provision for:
Mortgage loans held for sale	$(42)	$1,567	$(1,609)	102.7%
Mortgage loans held for investment	15,901	15,635	266	1.7%
Repurchases and real estate owned	3,501	640	2,861	447.0%

Total provision for losses	$19,360	$17,843	$1,518	8.5%

Reserve balance at period end:
Mortgage loans held for sale	$19,119	$13,698	$5,421	39.6%
Mortgage loans held for investment	84,228	39,077	45,151	115.5%

Total reserve balance on mortgage loans	$103,347	$52,775	$50,572	95.8%

Principal balance at period end:
Mortgage loans held for sale	$2,201,306	$1,988,063	$213,243	10.7%
Mortgage loans held for investment	5,956,247	3,303,045	2,653,202	80.3%

Total principal balance at period end	$8,157,553	$5,291,108	$2,866,445	54.2%

Reserve balance on mortgage loans as a percentage of the principal balance at period end	1.3%	1.0%

The 8.5% increase in our total provision for losses during the three months ended June 30, 2005 results from the 54.4% increase during 2005 in our total mortgage loan principal balance and the increase in the total reserve balance on mortgage loans as a percentage of the principal balance outstanding at period end, which increased from 1.0% at June 30, 2004 to 1.3% at June 30, 2005. The increase in the total reserve percentage is due primarily to higher default and loss severity assumptions used in determining our expected losses, partially caused by an increase in the weighted-average seasoning of our loans held for investment.

Accredited monitors net interest income after provision as a percentage of net revenues in order to track its progress toward producing more stable, predictable earnings from our loan portfolio. We estimate that this ratio is also representative of the portfolio’s contribution to profitability. The net interest income after provision as percentage of net revenues increased from 32.8% for the three months ended June 30, 2004 to 37.4% for the comparable period in 2005. This increase reflects our quarterly securitization program, which caused the growth in net interest income after provision of 38.5% to outpace our growth in gain on sale of loans of 10.5%.

Gain on Sale of Loans. The components of the gain on sale of loans and the calculation of our average whole loan premium are as follows for the three months ended June 30:

	2005		2004
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Gross gain on whole loan sales	$89,386		$75,843
Gain on sale of loans acquired in clean-up call	2,646		—
Net gain (loss) on derivatives	(998)		5,820
Provision for premium recapture	(1,409)		(947)
Net origination points and fees	8,896		8,061
Direct loan origination expenses	(12,741)		(11,158)

Total net gain on sale of loans	$85,780		$77,619

Gross gain on whole loan sales(1)	$89,386	3.16%	$75,843	3.98%
Net gain (loss) on derivatives(1)	(998)	(0.04)	5,820	0.31

Net premium received on whole loan sales(1)	$88,388	3.12	$81,663	4.29

Less: Net cost to originate(2)		(1.73)		(1.76)

Net profit margin on whole loan sales		1.39%		2.53%

Whole loan sales	$2,831,815		$1,903,940

(1)	Reflects the cash premium that we receive on our whole loan sales. The percentages are determined by dividing the gain by whole loan sales.
(2)	Net cost to originate loans is defined as total operating expenses, less loan servicing related costs, plus yield spread premiums paid, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. Refer to our discussion of expenses below for the calculation of this percentage.

Gain on sale of loans increased 10.5% during the three months ended June 30, 2005 from the comparable period in 2004 due to a higher volume of whole loan sales for cash, enabled by higher loan origination volume during the period in 2005. Our average whole loan premiums, however, net of hedging gains and losses, and excluding gains associated with called securitizations, decreased from 4.29% for the three months ended June 30, 2004 to 3.12% for the same period in 2005 primarily due to lower interest rate margins reflecting price competition as money costs increased throughout the year. In the calculation of the net profit margin on whole loan sales percentage for the three months ended June 30, 2005, we excluded $2.6 million of gain related to the call and subsequent sale of loans included in a securitization trust that had previously been held off balance sheet.

Loan Servicing Income. Loan servicing income increased 65.5% during the three months ended June 30, 2005 from the comparable period in 2004 due primarily to higher interim balances as compared to prior periods and ancillary fees.

Operating Expenses. Operating expenses are as follows for the three months ended June 30:

	2005	2004	Increase	% Change
	(Dollars in thousands)
Salaries, wages and benefits	$49,696	$39,858	$9,838	24.7%
General and administrative	12,486	11,044	1,442	13.1%
Occupancy	5,424	4,678	746	15.9%
Advertising and promotion	3,985	3,027	958	31.6%
Depreciation and amortization	3,526	2,249	1,277	56.8%

Total operating expenses	$75,117	$60,856	$14,261	23.4%

Total serviced loans at period end	$8,287,917	$5,528,041	$2,759,876	49.9%
Total number of employees at period end	2,503	2,193	310	14.1%

Salaries, Wages and Benefits. Salaries, wages and benefits increased 24.7% during the three months ended June 30, 2005 due to growth in the number of employees of 14.1%, and growth of bonus, commission and amortization of deferred compensation at rates faster than employee growth as compared to the same period in 2004.

General and Administrative. General and administrative expenses increased 13.1% during the three months ended June 30, 2005 and reflect costs associated with the 23.3% increase in loan origination volume, the 49.9% increase in our servicing portfolio and the 14.1% increase in the number of employees as compared to the same period in 2004. The increase also includes higher audit fees partly related to the new audit procedures required under the Sarbanes-Oxley Act of 2002.

Occupancy. Occupancy expense increased 15.9% during the three months ended June 30, 2005 due to 8, or 15.1%, more office sites leased over the prior year’s second quarter as we continue to penetrate new geographic markets, as well as an increase in square footage at some existing sites.

Advertising and Promotion. Advertising and promotion expenses increased 31.6% during the three months ended June 30, 2005 due primarily to increased spending on referrals and leads to support our growth in retail loan originations.

Depreciation and Amortization. Depreciation and amortization increased during the three months ended June 30, 2005 due to additional investments in technology and infrastructure to support the increase in our production, number of employees and offices during 2005.

Net Cost to Originate. We monitor our net cost to originate mortgage loans as we believe that it provides a measurement of efficiency in our mortgage loan origination process. The calculation of this net cost to originate is as follows for the three months ended June 30:

	2005	2004	% Change
	(Dollars in thousands)
Total operating expenses	$75,117	$60,856
Add: deferred direct loan origination expenses(1)	16,536	15,348
Less: servicing cost(2)	(5,803)	(3,063)

Loan origination expenses	85,850	73,141	17.4%
Less: deferred net origination points and fees (3)	(14,328)	(14,101)

Net cost to originate	$71,522	$59,040	21.1%

Total mortgage loan originations	$4,139,421	$3,357,118	23.3%
Loan origination expenses as a percentage of volume	2.07%	2.18%

Net cost to originate as percentage of volume	1.73%	1.76%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with Financial Accounting Standard No. 91.
(2)	Servicing cost consists of direct expenses and allocated corporate overhead.
(3)	Deferred net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers on all loans originated during the period.

The net cost to originate mortgage loans as a percentage of total mortgage loan origination volume declined from 1.76% for the three months ended June 30, 2004 to 1.73% for the same period in 2005 as a result of the 23.3% increase in mortgage loan origination volume that outpaced our 17.4% increase in loan origination expenses, partially offset by a reduction in points and fees received.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 38.6% for the three months ended June 30, 2005 compared with 40.0% for the same period in 2004. The decrease in the effective tax rate is due primarily to the fact that dividends paid by the REIT to the preferred shareholders of the REIT are not subject to federal or state tax at the corporate level. The two major components of our effective tax rate are the federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. Changes in the effective state tax rate occur due to changes in our business activities in various states, as well as the various states’ tax structures and rates, causing a slight benefit in 2005 when compared to 2004.

REIT Operating Results (included in Consolidated Results). Net revenues for the REIT were $43.9 million for the three months ended June 30, 2005. The REIT incurred expenses of $6.2 million for the same period related to servicing and management fees charged by AHL in accordance with an administration and servicing agreement between the two parties. Resulting net income for the same period was $37.8 million.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Executive Summary

•	Net income was $70.9 million for the six months ended June 30, 2005, or $3.24 per diluted share, an increase of 24.8% from $56.8 million in 2004.

•	The increase in net income was primarily driven by a 49.8% increase in net interest income after provision and a 15.0% increase in gain on whole loan sales. Whole loan sales of $4.9 billion during the six months ended June 30, 2005, resulted in gains recorded of $152.2 million, representing an average premium of 3.18% in 2005, versus 4.01% for the same period in 2004.

•	Mortgage loan origination volume increased 28.4% from $5.7 billion for the six months ended June 30, 2004 to $7.4 billion in 2005, and our serviced loans increased 49.9% from $5.5 billion at June 30, 2004 to $8.3 billion at June 30, 2005. This growth was achieved by penetrating new and existing markets through 310 net new employees from June 30, 2004 to June 30, 2005.

•	Origination costs net of points and fees declined to 1.83% during the six months ended June 30, 2005 from 1.95% during the same period in 2004.

•	Revenue from net interest income after provision increased from 34.1% of total net revenues for the six months ended June 30, 2004 to 39.9% in 2005 reflecting the growth in net interest income after provision of 49.8% which outpaced our growth in gain on sale of loans of 15.0%.

Net Revenues

Net revenues and key indicators that affect our net revenues are as follows for the six months ended June 30:

	2005	2004	Increase (Decrease)	% Change
	(Dollars in thousands)
Interest income(1)	$266,047	$145,299	$120,748	83.1%
Interest expense(2)	(122,451)	(49,023)	73,428	149.8%

Net interest income	143,596	96,276	47,320	49.2%
Provision for losses	(37,297)	(25,292)	12,005	47.5%

Net interest income after provision	106,299	70,984	35,315	49.8%
Gain on sale of loans	152,243	132,349	19,894	15.0%
Loan servicing income	4,839	3,209	1,630	50.8%
Other income	3,339	1,916	1,423	74.3%

Total net revenues	$266,720	$208,458	$58,262	27.9%

Net interest income after provision as percentage of net revenues	39.9%	34.1%
Gain on sale of loans as a percentage of net revenues	57.1%	63.5%
Mortgage loan originations	$7,369,294	$5,738,876	$1,630,418	28.4%
Whole loan sales	$4,936,782	$3,483,756	$1,453,026	41.7%
Mortgage loans securitized	$1,925,038	$1,212,125	$712,913	58.8%
Average inventory of mortgage loans	$7,028,656	$3,986,184	$3,042,472	76.3%
Annualized interest income as a percentage of average inventory of mortgage loans (Yield)	7.57%	7.29%
Average outstanding borrowings	$6,627,706	$3,817,606	$2,810,100	73.6%

(1)	Interest income includes prepayment penalty income and gains and losses from hedging activities and contractually designated servicing income on our on balance sheet securitizations treated as interest income for accounting purposes.
(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.

Interest Income. Interest income increased 83.1% during the six months ended June 30, 2005 from the comparable period in 2004 reflecting the 76.3% increase in our average inventory of mortgage loans during the period and an increase in the total yield on our average inventory of mortgage loans outstanding during the six months ended June 30, 2005 when compared to the same period in 2004. The increase in our average inventory of mortgage loans is due to higher loan origination volume during the twelve months ended June 30, 2005 with an increased percentage of those loans retained on our balance sheet through securitizations as compared to disposition of those loans through whole loan sales. The increase in our average yield reflects lower net losses from hedge accounting.

We currently expect interest income to increase primarily from modest origination growth on our expanded platform and future securitizations. In the future, to the extent we continue to complete new securitizations, our interest income will be higher and our gain on sale revenue will be lower than it would have been otherwise. If whole loan sales increase in future quarters, this could reduce the mix of revenues from our portfolio.

Interest Expense. The increase in interest expense during the six months ended June 30, 2005 of 149.8% reflects an increase in our average outstanding borrowings, which increased from $3.8 billion during the six months ended June 30, 2004 to $6.6 billion during the same period in 2005, or 73.6%. The increase in interest expense also resulted from a net increase in our average borrowing rates, which increased from 2.67% on our warehouse lines during the six months ended June 30, 2004 to 4.19% during the same period in 2005, and from 2.49% in 2004 on our securitization debt to 3.45% during the same period in 2005.

We currently expect interest expense to increase as our borrowings increase to support the expected growth in our loan portfolio.

The components of our net interest margin are as follows for the six months ended June 30:

	2005			2004
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Warehouse:
Interest income	$91,812	$2,446,600	7.51%	$66,677	$1,853,007	7.20%
Interest expense	(46,197)	2,203,827	(4.19)	(23,215)	1,741,100	(2.67)

Spread	45,615		3.32%	43,462		4.53%

Securitizations:
Interest income	174,235	4,582,057	7.61%	78,622	2,133,177	7.37%
Interest expense	(76,254)	4,423,879	(3.45)	(25,808)	2,076,506	(2.49)

Spread	97,981		4.16%	52,814		4.88%

Net interest margin	$143,596	$7,028,657	4.09%	$96,276	$3,986,184	4.83%

The net interest spread for our warehouse loans declined from 4.53% during the six months ended June 30, 2004 to 3.32% for the comparable period in 2005. This is due to the One-Month LIBOR, which our borrowing costs are indexed to, increasing by more than the average coupon rate earned on our loan portfolio. This effect was partially offset by a reduction in the spread of the borrowing costs over One-Month LIBOR charged by the warehouse credit facilities, as well as a reduction in the borrowing costs due to the formation of a special purpose entity which issues commercial paper to finance a portion of the loan portfolio held for sale. The reduced coupon rate relative to borrowing costs reflects increased competition from other lenders combined with a flattening of the yield curve. This trend may continue if the yield curve continues to flatten, as suggested by the current forward rates, or if competitive pressures increase.

The net interest spread for our securitized loans declined from 4.88% during the six months ended June 30, 2004 to 4.16% for the comparable period in 2005. The decline reflects higher cost of borrowings due to market interest rates increasing, and a greater mix of variable rate bonds to fixed rate bonds in 2005. The yield for the six months ended June 30, 2005 period increased due to lower net losses from hedge accounting partially offset by a decrease in the coupon rate.

Provision for Losses. The provision for losses is comprised of the following for the six months ended June 30:

	2005	2004	Increase (Decrease)	% Change
	(Dollars in thousands)
Current period provision for:
Mortgage loans held for sale	$4,343	$3,661	$682	18.6%
Mortgage loans held for investment	25,987	20,692	5,295	25.6%
Repurchases and real estate owned	6,967	938	6,029	642.6%

Total provision for losses	$37,297	$25,292	$12,006	47.5%

Reserve balance at period end:
Mortgage loans held for sale	$19,119	$13,698	$5,421	39.6%
Mortgage loans held for investment	84,228	39,077	45,151	115.5%

Total reserve balance on mortgage loans	$103,347	$52,775	$50,572	95.8%

Principal balance at period end:
Mortgage loans held for sale	$2,201,306	$1,988,063	$213,243	10.7%
Mortgage loans held for investment	5,956,247	3,303,045	2,653,202	80.3%

Total principal balance at period end	$8,157,553	$5,291,108	$2,866,445	54.2%

Reserve balance on mortgage loans as a percentage of the principal balance at period end	1.3%	1.0%

The 47.5% increase in our total provision for losses during the six months ended June 30, 2005 results from the 54.3% increase during 2005 in our total mortgage loan principal balance and the increase in the total reserve balance on mortgage loans as a percentage of the principal balance outstanding at period end, which increased from 1.0% at June 30, 2004 to 1.3% at June 30, 2005. The increase in the total reserve percentage is due primarily to higher default and loss severity assumptions used in determining our expected losses, partially caused by an increase in the weighted-average seasoning of our loans held for investment.

We currently expect our total provision for losses to increase in 2005 commensurate with our average on-balance sheet loan portfolio.

Accredited monitors net interest income after provision as a percentage of net revenues in order to track its progress toward producing more stable, predictable earnings from our loan portfolio. We estimate that this ratio is also representative of the portfolio’s contribution to profitability. The net interest income after provision as percentage of net revenues increased from 34.1% for the six months ended June 30, 2004 to 39.9% for the comparable period in 2005. This increase reflects our quarterly securitization program, which caused the growth in net interest income after provision of 49.8% to outpace our growth in gain on sale of loans of 15.0%.

Gain on Sale of Loans. The components of the gain on sale of loans and the calculation of our average whole loan premium are as follows for the six months ended June 30:

	2005		2004
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Gross gain on whole loan sales	$151,423		$139,110
Gain on sale of loans required in clean-up call	2,646		—
Net gain (loss) on derivatives	5,764		432
Provision for premium recapture	(2,463)		(1,553)
Net origination points and fees	17,213		15,893
Direct loan origination expenses	(22,340)		(21,533)

Total net gain on sale of loans	$152,243		$132,349

Gross gain on whole loan sales(1)	$151,423	3.06%	$139,110	4.00%
Net gain (loss) on derivatives(1)	5,764	0.12	432	0.01

Net premium received on whole loan sales(1)	$157,187	3.18	$139,542	4.01

Less: Net cost to originate(2)		(1.83)		(1.95)

Net profit margin on whole loan sales		1.35%		2.06%

Whole loan sales	$4,936,782		$3,483,756

(1)	Reflects the cash premium that we receive on our whole loan sales. The percentages are determined by dividing the gain by whole loan sales.
(2)	Net cost to originate loans is defined as total operating expenses, less loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. Refer to our discussion of expenses below for the calculation of this percentage.

Gain on sale of loans increased 15.0% during the six months ended June 30, 2005 from the comparable period in 2004 due to a higher volume of whole loan sales for cash, enabled by higher loan origination volume during the period in 2005. Our average whole loan premiums, however, net of hedging gains and losses, and excluding gains associated with called securitizations, decreased from 4.01% for the six months ended June 30, 2004 to 3.18% for the same period in 2005 primarily from lower interest rate margins reflecting price competition as money costs increased throughout the year. In the calculation of the net profit margin on whole loan sales percentage for the six months ended June 30, 2005, we excluded $2.6 million of gain related to the call and subsequent sale of loans included in a securitization trust that had previously been held off balance sheet.

Loan Servicing Income. Loan servicing income increased 50.8% during the six months ended June 30, 2005 from the comparable period in 2004 due primarily to higher interim servicing balances and ancillary fees.

Operating Expenses. Operating expenses are as follows for the six months ended June 30:

	2005	2004	Increase	% Change
	(Dollars in thousands)
Salaries, wages and benefits	$92,123	$75,113	$17,010	22.6%
General and administrative	25,579	20,631	4,948	24.0%
Occupancy	10,447	8,531	1,916	22.5%
Advertising and promotion	8,092	5,493	2,599	47.3%
Depreciation and amortization	6,930	4,023	2,907	72.3%

Total operating expenses	$143,171	$113,791	$29,380	25.8%

Total serviced loans at period end	$8,287,917	$5,528,041	$2,759,876	49.9%
Total number of employees at period end	2,503	2,193	310	14.1%

Salaries, Wages and Benefits. Salaries, wages and benefits increased 22.6% during the six months ended June 30, 2005 due to growth in the number of employees of 14.1% and growth of amortization from the deferred compensation program at a rate faster than employee growth as compared to the same period in 2004.

General and Administrative. General and administrative expenses increased 24.0% during the six months ended June 30, 2005 and reflect costs associated with the 28.4% increase in loan origination volume, the 49.9% increase in our servicing portfolio and the 14.1% increase in the number of employees as compared to the same period in 2004. The increase also includes higher audit fees partly related to the new audit procedures required under the Sarbanes-Oxley Act of 2002, and higher technology-related consulting expense.

Occupancy. Occupancy expense increased 22.5% during the six months ended June 30, 2005 due to 8, or 15.1%, more office sites leased over the prior year’s six months as we continue to penetrate new geographic markets, as well as an increase in square footage at some existing sites.

Advertising and Promotion. Advertising and promotion expenses increased 47.3% during the six months ended June 30, 2005 due primarily to increased spending on referrals and leads to support our growth in retail loan originations.

Depreciation and Amortization. Depreciation and amortization increased during the six months ended June 30, 2005 due to additional investments in technology and infrastructure to support the increase in our production, number of employees and offices during 2005.

Net Cost to Originate. We monitor our net cost to originate mortgage loans as we believe that it provides a measurement of efficiency in our mortgage loan origination process. The calculation of this net cost to originate is as follows for the six months ended June 30:

	2005	2004	% Change
	(Dollars in thousands)
Total operating expenses	$143,171	$113,791
Add: deferred direct loan origination expenses(1)	29,926	28,573
Less: servicing cost(2)	(11,527)	(5,896)

Loan origination expenses	161,570	136,468	18.4%
Less: deferred net origination points and fees(3)	(26,902)	(24,595)

Net cost to originate	$134,668	$111,873	20.4%

Total mortgage loan originations	$7,369,294	$5,738,876	28.4%
Loan origination expenses as percentage of volume	2.19%	2.38%
Net cost to originate as percentage of volume	1.83%	1.95%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with Financial Accounting Standard No. 91.
(2)	Servicing cost consists of direct expenses and allocated corporate overhead.
(3)	Deferred net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers on all loans originated during the period.

The net cost to originate mortgage loans as a percentage of total mortgage loan origination volume declined from 1.95% for the six months ended June 30, 2004 to 1.83% for the same period in 2005 as a result of the 28.4% increase in mortgage loan origination volume that outpaced our 18.4% increase in loan origination expenses, partially offset by a reduction in points and fees received.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 38.6% for the six months ended June 30, 2005 compared with 40.0% for the same period in 2004. The decrease in the effective tax rate is due primarily to the fact that dividends paid by the REIT to the preferred shareholders of the REIT are not subject to federal or state tax at the corporate level. The two major components of our effective tax rate are the federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. Changes in the effective state tax rate occur due to changes in our business activities in various states, as well as the various states’ tax structures and rates, causing a slight benefit in 2005 when compared to 2004.

REIT Operating Results (included in Consolidated Results). Net revenues for the REIT were $90.8 million for the six months ended June 30, 2005. The REIT incurred expenses of $11.5 million for the same period related to servicing and management fees charged by AHL in accordance with an administration and servicing agreement between the two parties, and $0.1 million in direct general and administrative costs for professional services. Resulting net income for the same period was $79.2 million.

Liquidity And Capital Resources

As a mortgage banking company, our cash requirements include the funding of mortgage loan originations, interest expense on and repayment of principal on warehouse credit facilities, asset-backed commercial paper, securitization bond financing, operational expenses, servicing advances, hedging margin requirements, and tax payments. Our cash requirements also included the funding of quarterly dividends on preferred shares issued by our REIT subsidiary. We fund these cash requirements with cash received from loan sales, borrowings under warehouse credit facilities and securitization bond financing secured by mortgage loans, cash distributions from our mortgage-related securities, interest collections on loans held for sale and loans held for investment, servicing fees and other servicing income, and points and fees collected from the origination of loans.

Our liquidity strategy is to maintain sufficient and diversified warehouse credit facilities and asset-backed commercial paper to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to maintain the ability to execute our own securitizations. This provides us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate. Net cash used in operating activities totaled $1.1 billion and $0.8 billion during the three months ended June 30, 2005 and 2004, respectively. The negative cash flow for these periods reflects primarily our funding of loans held for sale and investment that are either not entirely sold in the same period or financed with proceeds reported in our cash flows from financing activities.

Warehouse Facilities

We use our various warehouse credit facilities to finance the actual funding of our loan originations. We then sell or securitize our mortgage loans generally within one to four months from origination and pay down the warehouse credit facilities with the proceeds. At June 30, 2005, we had voluntary and recoverable warehouse line paydowns of $157.0 million that increased our warehouse line availability by a corresponding amount. These voluntary and recoverable warehouse line paydowns plus cash of $79.7 million brought our total liquidity to $236.7 million at June 30, 2005. The majority of our current warehouse credit facilities are committed lines, whereby the lender is obligated to fund up to the committed amount subject to us meeting various financial and other covenants. A portion of one of our warehouse lines is, and in the future some may be, uncommitted, which means that the lender may fund the uncommitted amount at its discretion. The majority of our current warehouse credit facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documents. Our warehouse credit facilities generally have a one or two year term.

Except as otherwise noted below, all of our warehouse credit facilities accrue interest at a rate based upon One-Month LIBOR plus a specified spread and as of August 5, 2005 have other material terms and features as follows:

Warehouse Lender	Committed Amount	Uncommitted Amount	Total Facility Amount	Portion Available for Wet Funding	Expiration Date
	(In millions)
Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.	$650	$—	$650	$100	July 2007
Merrill Lynch Mortgage Capital Inc	650	—	650	260	October 2005
IXIS Real Estate Capital Inc. (CDC)	600	—	600	240	November 2005
Credit Suisse First Boston Mortgage Capital LLC	500	100	600	240	December 2005
Residential Funding Corporation	300	—	300	150	October 2005
Lehman Brothers Bank, FSB	500	—	500	110	August 2005
Goldman Sachs Mortgage Company	660	—	660	120	December 2006
HSBC Mortgage Services Warehouse Lending Inc.	40	—	40	40	August 2005

Total	$3,900	$100	$4,000	$1,260

At June 30, 2005, Accredited Home Lenders Canada, Inc. entered into a 100.0 million Canadian dollar (approximately $81.6 million U.S. dollars at June 30, 2005) warehouse credit facility. The credit facility is collateralized by Canadian mortgage loans, is guaranteed by the AHLHC and expires June 30, 2006. There were no amounts outstanding under this facility at June 30, 2005.

Certain of our credit facilities include sublimits for aged and delinquent loans, as well as for real estate owned (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure) and subordinated asset-backed bonds.

Our warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if we default under one facility, it would generally trigger a default under our other facilities. As of June 30, 2005, we were in compliance with all covenant requirements for each of the facilities.

Asset Backed Commercial Paper Facility

During the second quarter of 2005, Accredited issued commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities ranging from one to 180 days and $40.0 million of subordinated notes maturing in five years. The SLNs bear interest at customary commercial paper market rates, which vary depending on the prevailing market conditions. The capacity of this facility at June 30, 2005 was $1.0 billion, of which $988.5 million was outstanding at that date. For the fifty-two days during the quarter this facility was outstanding, the average borrowings outstanding under this facility were $634.2 million, and the weighted average interest rate was approximately 3.5%. The facility is collateralized by mortgage loans held for sale.

REIT Activity

At June 30, 2005 the REIT had cash of $42.0 million, an increase of $38.0 million from December 31, 2004. During the six months ended June 30, 2005, net cash provided by operating activities totaled $75.4 million, net cash from REIT investing activities totaled $807.9 million and net cash used in REIT financing activities totaled $845.4 million.

In February 2005, we closed a securitization containing $917.2 million of first priority residential mortgage loans through the REIT. The securitization utilized a senior/subordinated structure consisting of senior and subordinated notes with original principal balances totaling $903.5 million and a final stated maturity date of April 2035. The securitization is structured as a financing; therefore, both the mortgage loans and the debt represented by the notes will remain on our consolidated balance sheet. We used the proceeds from the securitization primarily to repay warehouse financing for the mortgage loans.

In May 2005, we closed a securitization containing $1.0 billion of primarily first priority residential mortgage loans through the REIT. The securitization utilized a senior/subordinated structure consisting of senior and subordinated notes with original principal balances totaling $1.0 billion and a final stated maturity date of July 2035. The securitization is structured as a financing; therefore, both the mortgage loans and the debt represented by the notes will remain on our consolidated balance sheet. We used the proceeds from the securitization primarily to repay warehouse financing for the mortgage loans.

In March and June of 2005, the REIT’s board of trustees declared a quarterly cash dividend on the preferred shares at the rate of $0.609375 per share to shareholders of record on March 15 and June 15, which aggregated $5.0 million for the six months ended June 30, 2005.

AHLHC irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. AHLHC’s guarantee is subordinated in right of payment to AHLHC’s indebtedness, on parity with the most senior class of AHLHC’s preferred stock and senior to AHLHC’s common stock. At June 30, 2005, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at June 30, 2005, the REIT’s current annual dividend obligation totals $10.0 million.

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

We use several internal reports and risk management strategies to monitor, evaluate, and manage the risk profile of our loan portfolio in response to changes in the market risk. We cannot assure you, however, that we will adequately offset all risks associated with interest rate fluctuations impacting our loan portfolio.

Derivative Instruments and Hedging Activities

As part of our interest rate management process, we use derivative financial instruments such as Eurodollar futures and options on Eurodollar futures. In connection with five of our securitizations structured as financings, we entered into interest rate cap agreements. In connection with three of our securitizations structured as financings, we entered into interest rate swap agreements. It is not our policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

Fair Value Hedges

We designate certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains adequate correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair market value of mortgage loans held for sale or securitization, we use derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and mortgage loans are recognized in the consolidated statement of operations in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale recognized as a result of hedge accounting is reversed at the time the mortgage loans are sold. The net amount recorded in the consolidated statement of operations is referred to as hedge ineffectiveness.

Cash Flow Hedges

During the third quarter of 2004, we implemented the use of cash flow hedging on our securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recorded into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our mortgage loans held for sale, loans held for investment and the fair value of our mortgage-related securities and related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive financial assets and liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our loans as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. We are exposed to interest rate risk from the time the loans are funded to the time the loans are settled because the interest paid on the various warehouse facilities is based on the spot One-Month LIBOR rate. The interest rate risk associated with the interest expense paid on the various warehouse facilities has been included based on the average holding period from the time of funding to settlement. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of June 30, 2005:

	+50 bp	+100 bp	-50 bp	-100 bp
	(In thousands)
Change in fair value of:
Mortgage loans committed and held for sale	$(25,320)	$(50,218)	$25,755	$51,960
Derivatives related to mortgage loans committed and held for sale	21,988	43,975	(21,988)	(43,975)
Warehouse debt and asset backed commercial paper	(1,433)	(2,867)	1,433	2,867
Securitized debt subject to portfolio-based accounting and mortgage-related securities	(36,910)	(73,200)	37,683	76,210
Derivatives related to securitized debt subject to portfolio-based accounting and mortgage-related securities	29,910	60,447	(29,181)	(57,253)

Total	$(11,765)	$(21,863)	$13,702	$29,809

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

Our February 2005 and May 2005 securitizations significantly increased our securitization bond financing balance from the balance at December 31, 2004. The following table summarizes our contractual obligations for securitization bond financing, excluding future interest, at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Calendar Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Securitization bond financing(1)	$5,048,224	$718,483	$2,808,614	$910,018	$611,109

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes and the assets sold to these issuers are not available to satisfy claims of Accredited’s creditors. The noteholders’ recourse is limited to the pledged collateral.

Off-Balance Sheet Financing Arrangements

In the normal course of business, in order to meet the financing needs of our borrowers, we are a party to various financial instruments with off-balance sheet risk. These financial instruments primarily represent commitments to individual borrowers to fund their loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various conditions. These commitments to fund individual borrower loans totaled $649.7 million as of June 30, 2005.

During 2000, Accredited executed its own securitization structured as a sale of $174.7 million of mortgage loans originated or acquired by Accredited. The senior securities were sold to third parties, and Accredited retained a subordinated residual interest. In May 2005, the residual interest was extinguished by Accredited in a clean-up call and the loans were recorded on our books. As of June 30, 2005 we had sold nearly 80% of the loans received in the clean-up call. Prior to the clean-up call, Accredited’s receipt of such excess cash flows was delayed to the extent that such securitization provides credit enhancement to the senior security holders by requiring the retention in a reserve account and/or the distribution to the senior security holders, as an accelerated amortization of the principal balance of their securities, of certain amounts otherwise payable to Accredited as the residual interest holder.

During 2002, 2001 and 2000, Accredited sold to a third-party investor (and former related party) $75.8 million, $299.8 million and $321.0 million, respectively, of mortgage loans originated or acquired by Accredited. At June 30, 2002, the related party had a beneficial ownership interest in Accredited related to a convertible debt facility that existed at that date. Subsequently, all ownership and beneficial ownership interest were sold in connection with our initial public offering in 2003, ceasing the related party relationship. The loans were sold pursuant to three separate commitments, each for a twelve-month period different from the calendar year. Pursuant to the agreement with the investor, Accredited is entitled to receive payments based upon the amount of excess cash flows generated by Accredited’s sold loans under each commitment. The excess cash flows consist of the interest paid by the obligors of Accredited’s sold loans, less the sum of a specified yield payable to the investor, servicing fees and credit losses on Accredited’s sold loans. In general, if credit losses result in a negative excess cash flow, Accredited is obligated to pay the shortfall to the investor; provided, however, that Accredited is not obligated to reimburse the investor for credit losses in excess of 10% of the aggregate outstanding principal balance of the mortgage loans purchased by the investor under each commitment. The aggregate outstanding principal balance of the mortgage loans purchased by the investor totaled $127.7 million at June 30, 2005. Accredited is also entitled to all prepayment penalties collected, as long as the rate of prepayments stay below certain thresholds. Should the thresholds be exceeded, then Accredited must share the prepayment penalties collected with the investor.

AHLHC irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. AHLHC’s guarantee is subordinated in right of payment to AHLHC’s indebtedness, on parity with the most senior class of AHLHC’s preferred stock and senior to AHLHC’s common stock. At June 30, 2005, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at June 30, 2005, the REIT’s current annual dividend obligation totals $10.0 million.

Critical Accounting Policies

Accounting for Our Loan Sales

We generally sell our loans in transactions that are accounted for in our financial statements as securitizations structured as a financing or whole loan sales.

We completed one securitization during the quarter ended June 30, 2005 and 2004, which were structured as financings. The transactions were legally structured as sales of mortgage loans, but for accounting purposes were treated as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. When we enter into a securitization structured as a financing, the loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction.

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

Interest Rate Risk, Derivatives and Hedging

We regularly originate, securitize and sell fixed and variable rate loans. We face three primary periods of interest rate risk: during the period from approval of a loan application through loan funding; on our loans held for sale from the time of funding to the date of sale; and on the loans underlying our mortgage-related securities and on our loans held for investment subject to portfolio-based accounting.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which also supersedes APB 25, Accounting for Stock Issued to Employees. The revised standard eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and eliminates the disclosure only provisions of SFAS No. 123. The compliance date for the revised standard was extended by the Securities and Exchange Commission (the “SEC”) in April 2005. The revised standard applies to all stock options and awards granted after December 31, 2005 and requires the recognition of compensation expense in the financial statements for all share-based payment transactions subsequent to that date. The revised standard also requires the prospective recognition of compensation expense in the financial statements for all unvested options after January 1, 2006. Adoption of this standard on January 1, 2006 will have a negative impact on our earnings based on our current pro forma earnings as presented in Note 1 to the consolidated financial statements.

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

We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if an early payment default occurs on the loan after sale, or in any sale or securitization if the loan materially violates our representations or warranties. At June 30, 2005, mortgage loans held for sale included $17.2 million of loans repurchased. Our total provision for losses for the six months ended June 30, 2005 was $17.9 million and for the year ended December 31, 2004 was $56.9 million. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate, including loans in foreclosure and converted into real estate owned, for our servicing portfolio was 1.7% at June 30, 2005. Historically, our delinquency rate has increased, and may increase in the future, as the mortgage loans in our portfolio age.

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

The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult.

•	Existing borrowers with adjustable-rate mortgages may incur higher monthly payments as the interest rate increases, which may lead to higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a loan, the value that we receive upon the sale or securitization of the loan decreases.

•	The cost of financing our mortgage loans prior to sale or securitization is based primarily upon the London Inter-Bank Offered Rate (“LIBOR”). The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first six months, or two, three or five years. If LIBOR increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 4.0% during the six months ended June 30, 2005.

•	When we securitize loans or sell loans with retained interests, the value of and the income we receive from the loans held for investment subject to portfolio-based accounting and the mortgage-related securities we retain are also based on LIBOR to the extent the underlying loans have an adjustable interest rate. This is because the income we receive from these mortgage loans and mortgage-related securities is based on the difference between the fixed rates payable on the loans for the first two or three years, and an adjustable LIBOR-based yield payable to the senior security holders or loan purchasers. We also have interest rate risk when the loans become adjustable after their two or three year fixed rate period. This is due to the loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds.

Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

Our business may be significantly harmed by a slowdown in the economy or a natural disaster in the states of California or Florida, where we conduct a significant amount of business.

A significant portion of the mortgage loans we have originated, purchased or serviced has been secured by properties in California and Florida. During the six months ended June 30, 2005, 21% and 11% of the principal balance of the loans we originated were collateralized by properties located in California and Florida, respectively. At June 30, 2005, 25% and 10% of the unpaid principal balance of loans we serviced were collateralized by properties located in California and Florida, respectively. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties in these states. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

As of June 30, 2005, we financed substantially all of our loans through eight separate warehouse lenders. Each of these facilities is cancelable by the lender for cause at any time and at least one is cancelable at any time without cause. These facilities generally have a renewable, one-year term. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, or if the lenders do not honor their commitments for any reason, we will have to curtail our loan origination activities. This would result in decreased revenues and profits from loan sales.

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

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2002, we had 1,294 employees and by June 30, 2005, we had 2,503 employees. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales, servicing and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

A loan that does not comply with these representations and warranties may take longer to sell, impact our ability to obtain third party financing, and be unsaleable or saleable only at a discount. If such a loan is sold before we detect a non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any such losses, either of which could reduce our cash available for operations and liquidity. We believe that we have qualified personnel at all levels and have established controls to ensure that all loans are originated to the market’s requirements, but we cannot assure you that we will not make mistakes, or that certain employees will not deliberately violate our lending policies. We seek to minimize losses from defective loans by correcting flaws if possible and selling or re-selling such loans. We also create allowances to provide for defective loans in our financial statements. We cannot assure you, however, that losses associated with defective loans will not harm our results of operations or financial condition.

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

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the securitized loans we serviced during the three months ended June 30, 2005, 29.6%, on an annualized basis, were prepaid. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

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

Because we originate mortgage loans in all 50 states, in the District of Columbia and Canada, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal and international laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict non-prime loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

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

PART II

ITEM 1. Legal Proceedings

In December 2002, we were served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which we do business and the common law of unjust enrichment. The complaint alleges that we have a practice of misrepresenting and inflating the amount of fees we pay to third parties in connection with the residential mortgage loans that we fund. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid us to pay, or reimburse our payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to us for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid us and the amount we paid the third party and (2) a nationwide class of claimants with respect to an unjust enrichment cause of action included in the original complaint who, since November 19, 1997 paid money to us for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid us and the amount we paid the third party. The court conditioned its order limiting the statutory consumer fraud act claims to claimants in the State of Illinois on the outcome of a case pending before the Illinois Supreme Court in which one of the issues is the propriety of certifying a nationwide class based on the Illinois Consumer Fraud and Deceptive Business Practices Act. Our petition to have the court certify an interlocutory appeal of the class certification decision has been denied, but we continue to believe the court erred in certifying any class in this matter, and we intend to petition the Illinois Supreme Court for a supervisory order reversing the lower court’s class certification decision. There has not yet been a ruling on that petition or the merits of either the plaintiffs’ individual claims or the claims of the class, and the ultimate outcome of this matter and the amount of liability, if any, that may result is not presently determinable. Accordingly, no amounts have been accrued in our financial statements with respect to this matter. We intend to continue to vigorously defend this matter and we do not believe it will have a material adverse effect on our business.

In January 2004, we were served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The named plaintiff is a former commissioned loan officer of ours, and the complaint alleges that we violated California and federal law by misclassifying the plaintiff and other non-exempt employees as exempt employees, failing to pay the plaintiff on an hourly basis and for overtime worked, and failing to properly and accurately record and maintain payroll information. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. We have been served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action. We have appealed the court’s denial of our motion to compel arbitration of the consolidated cases, and a resolution of that appeal is not expected before early 2006. In the meantime, discussions are ongoing between the parties regarding potential settlement or mediation of the claims, and we have pursued and effected settlements directly with many current and former employees covered by the allegations of the complaints. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class. We do not believe these matters will have a material adverse effect on our business, but, at the present time, the ultimate outcome of the litigation and the total amount of liability is not determinable. As a result, we have not accrued any amounts in our financial statements with respect to the litigation, except for accrued amounts relating to settlements effected with current and former employees.

In June 2005, we were served with a complaint, Williams et al. v. Accredited Home Lenders, Inc., brought in United States District Court for the Northern District of Georgia. The two named plaintiffs are former commissioned loan officers of ours, and the complaint alleges that we violated federal law by requiring the plaintiffs to work overtime without compensation. The plaintiffs seek to recover, on behalf of themselves and other similarly situated employees, the allegedly unpaid overtime, liquidated damages, attorneys’ fees and costs of suit. A motion to certify a collective class has not yet been filed, and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and the ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable. Accordingly, no amounts have been accrued in our financial statements with respect to this matter. We intend to vigorously defend this matter and do not believe it will have a material adverse effect on our business.

In addition, because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject to various legal proceedings in the ordinary course of business related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment matters. We do not believe that the resolution of these lawsuits will have a material adverse effect on our financial position or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 26, 2005, the Company held its Annual Meeting of Stockholders. At this meeting, Ray W. McKewon, James H. Berglund and Joseph J. Lydon were elected to the Board of Directors as Class II Directors, receiving 15,980,627 votes in favor of Mr. McKewon, 17,438,098 votes in favor of James H. Berglund and 17,274,702 votes in favor of Joseph J. Lydon. There were no votes against Mr. McKewon, Mr. Berglund or Mr. Lydon and the abstentions were 1,575,612, 118,141 and 281,537 respectively. In accordance with his previously announced plans, Mr. McKewon retired as a director and officer of the Company effective July 15, 2005.

Also at the meeting, Deloitte & Touche LLP (“Deloitte”) was ratified as the Company’s independent auditors. There were 15,763,138 votes cast for the ratification of Deloitte, 1,789,487 votes were cast against, with 3,614 abstentions. Following the meeting, on June 14, 2005, the Company dismissed Deloitte and engaged Grant Thornton LLP to serve as the Company’s independent registered public accounting firm for the 2005 fiscal year. The decision to change accounting firms was approved by the Audit Committee of the Company’s Board of Directors.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page 79.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2005

ACCREDITED HOME LENDERS HOLDING CO.

BY:	/s/ JAMES A. KONRATH
James A. Konrath Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JOHN S. BUCHANAN
John S. Buchanan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Second Amended and Restated Investors’ Rights Agreement.

4.3(4)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust Dated August 11, 2004.

4.4(5)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust Dated October 4, 2004.

4.5(4)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of August 12, 2004.

4.6(5)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of October 6, 2004.

10.1(6)	Office Lease between Kilroy Realty, L.P. and Accredited Home Lenders, Inc., dated as of June 6, 2005.

10.2	Executive Employment Agreement between Accredited Home Lenders, Inc. and Stuart Marvin effective as of April 11, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(7)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(7)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Filed with Form 10-K for the fiscal year ended December 31, 2002.
(2)	Filed with amendment number 3 to Registration Statement on Form S-1 (File No. 333-91644) dated November 12, 2002.
(3)	Filed with amendment number 1 to Registration Statement on Form S-1 (File No. 333-91644) dated August 20, 2002.
(4)	Filed with Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.
(5)	Filed with Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.
(6)	Filed with Current Report on Form 8-K (File No. 000-50179) dated June 9, 2005.
(7)	The information contained in these certifications is furnished to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be incorporated by reference into any filing with the Securities and Exchange Commission made by the Company whether before or after the date hereof, regardless of any general incorporation language in such filing.