Form 10-Q
period 2005-09-30
ACCREDITED HOME LENDERS HOLDING CO
filed 2005-11-09
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    or    No  ☒

The number of outstanding shares of the registrant’s common stock as of November 4, 2005 was 21,920,446.

		Page
PART I
Item 1.	Financial Statements of Accredited Home Lenders Holding Co:
	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	4
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	6
	Notes to Consolidated Financial Statements	7
	Financial statements of Accredited Mortgage Loan REIT Trust (the “REIT”):
	Balance Sheets as of September 30, 2005 and December 31, 2004	30
	Statements of Operations for the Three Months Ended September 30, 2005 and 2004 and the Nine Months Ended September 30, 2005 and from inception (May 4, 2004) to September 30, 2004	31
	Statements of Cash Flows for the Nine Months Ended September 30, 2005 and from inception (May 4, 2004) to September 30, 2004	32
	Notes to Unaudited Financial Statements	33
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	77
Item 4.	Controls and Procedures	77
PART II
Item 1.	Legal Proceedings	78
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 3.	Defaults Upon Senior Securities	79
Item 4	Submission of Matters to a Vote of Security Holders	79
Item 5.	Other Information	79
Item 6.	Exhibits	79
	Signatures	80
	Exhibit Index	81
	Certifications

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

PART I

ITEM 1. Financial Statements

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$21,525	$35,155
Restricted cash	139,285	4,589
Mortgage loans held for sale, net of reserve of $20,734 and $17,065, respectively	2,349,385	1,790,134
Mortgage loans held for investment, net of reserve of $95,728 and $60,138 respectively	6,581,439	4,690,758
Furniture, fixtures and equipment, net	35,798	34,763
Other receivables	98,426	57,658
Deferred income tax asset, net	—	34,250
Prepaid expenses and other assets	65,791	41,070

Total assets	$9,291,649	$6,688,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Warehouse credit facilities	$2,074,994	$2,204,860
Asset backed commercial paper	985,348	—
Securitization bond financing	5,550,348	3,954,115
Income taxes payable, current	20,879	22,310
Deferred income tax liability, net	2,204	—
Accounts payable and accrued liabilities	59,113	46,615

Total liabilities	8,692,886	6,227,900

COMMITMENTS AND CONTINGENCIES (Note 13)

MINORITY INTEREST IN SUBSIDIARY	97,922	97,922

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 21,914,686 shares and 21,379,690 shares, respectively (including 771,885 and 585,545, respectively, of restricted stock awarded under the deferred compensation plan)	22	21
Additional paid-in capital	101,598	84,281
Unearned compensation	(17,329)	(12,058)
Accumulated other comprehensive income	16,130	2,042
Retained earnings	400,420	288,269

Total stockholders’ equity	500,841	362,555

Total liabilities and stockholders’ equity	$9,291,649	$6,688,377

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Interest income	$164,147	$97,493	$430,194	$242,792
Interest expense	(84,571)	(37,114)	(207,022)	(86,137)

Net interest income	79,576	60,379	223,172	156,655
Provision for losses	(19,168)	(14,416)	(56,465)	(39,708)

Net interest income after provision	60,408	45,963	166,707	116,947
Gain on sale of loans	85,644	77,993	237,886	210,342
Loan servicing income	3,243	1,996	8,082	5,205
Other income	2,461	690	5,800	2,606

Total net revenues	151,756	126,642	418,475	335,100

OPERATING EXPENSES:
Salaries, wages and benefits	48,378	42,772	140,501	117,885
General and administrative expenses	15,441	12,298	41,019	32,929
Occupancy	5,247	4,810	15,694	13,341
Advertising and promotion	5,388	3,580	13,480	9,073
Depreciation and amortization	3,999	2,911	10,929	6,934

Total operating expenses	78,453	66,371	221,623	180,162

Income before income taxes and minority interest	73,303	60,271	196,852	154,938
Income tax provision	29,517	23,234	77,217	61,101
Minority interest—dividends on preferred stock of subsidiary	2,495	1,160	7,484	1,160

Net income	$41,291	$35,877	$112,151	$92,677

Earnings per common share:
Basic	$1.95	$1.75	$5.34	$4.57
Diluted	$1.87	$1.66	$5.11	$4.31
Weighted average shares outstanding:
Basic	21,217	20,470	21,017	20,287
Diluted	22,059	21,580	21,932	21,516

The accompanying notes are an integral part of these consolidated financial statements

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,151	$92,677
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,929	6,934
Provision for losses	56,465	39,708
Minority interest—dividends paid on preferred stock of subsidiary	7,484	1,160
Deferred income tax provision (benefit)	29,042	(1,162)
Unrealized loss (gain) on risk derivatives	7,032	(16,910)
Adjustment into earnings for gain on derivatives from other comprehensive income	(10,029)	—
Amortization of deferred costs	2,344	4,278
Changes in operating assets and liabilities:
Restricted cash	(134,696)	(5,481)
Mortgage loans held for sale originated, net of fees	(11,870,478)	(8,982,452)
Cost of loans sold, net of fees	7,850,953	5,789,582
Principal payments received on loans held for sale	98,718	52,405
Other receivables	(45,928)	(15,659)
Prepaid expenses and other assets	29,467	(21,573)
Income taxes payable	2,311	2,676
Accounts payable and accrued liabilities	9,549	3,691

Net cash used in operating activities	(3,844,686)	(3,050,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on loans held for investment	1,403,442	581,562
Capital expenditures	(12,132)	(18,952)

Net cash provided by investing activities	1,391,310	562,610

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warehouse credit facilities	(129,866)	896,220
Net proceeds from issuance of asset backed commercial paper	985,348	—
Proceeds from issuance of securitization bond financing, net of fees	3,003,173	2,167,569
Payments on securitization bond financing	(1,417,245)	(616,071)
Payments on capital leases	—	(12)
Proceeds from sale of common stock through employee stock plans	4,354	3,226
Proceeds from preferred stock offering of consolidated subsidiary	—	84,094
Payment by consolidated subsidiary of preferred stock dividends	(7,484)	(1,160)

Net cash provided by financing activities	2,438,280	2,533,866
Effect of exchange rate changes on cash	1,466	—

Net (decrease) increase in cash and cash equivalents	(13,630)	46,350
Beginning balance, cash and cash equivalents	35,155	27,119

Ending balance, cash and cash equivalents	$21,525	$73,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$212,664	$74,772
Income taxes	$45,864	$78,194

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Transfer of mortgage loans held for sale to mortgage loans held for investment	$3,233,710	$2,570,380
Transfer of mortgage loans held for sale to real estate owned, net of reserve, included in other assets	$12,318	$4,721
Transfer of mortgage loans held for investment to real estate owned, net of reserve, included in other assets	$5,537	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. All intercompany balances and transactions are eliminated in consolidation. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in AHLHC’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Cash and Cash Equivalents

For purposes of financial statement presentation, Accredited considers all liquid investments with an original maturity of three months or less to be cash equivalents. All liquid assets with an original maturity of three months or less which are not readily available for use, including cash deposits, are classified as restricted cash.

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

Gains or losses resulting from loan sales are recognized at the time of sale, based on the difference between the net sales proceeds and the book value of the loans sold. During the three months ended September 30, 2005 and 2004, Accredited sold $3.0 billion and $2.3 billion, respectively, of loans with mortgage servicing rights released. During the nine months ended September 30, 2005 and 2004, Accredited sold $7.9 billion and $5.8 billion, respectively, of loans with mortgage servicing rights released.

Mortgage Loans Held for Investment and Securitization Bond Financing

Mortgage loans held for investment include loans that Accredited has securitized in structures that require financing treatment as well as mortgage loans held for a scheduled securitization. During each of the three-month periods ended September 30, 2005 and 2004, Accredited completed one securitization of mortgage loans totaling $1.1 billion and $1.0 billion, respectively, that were structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. During each of the nine-month periods ended September 30, 2005 and 2004, Accredited completed securitizations of mortgage loans totaling $3.0 billion and $2.2, respectively, that were structured as financings for accounting purposes.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by Accredited and, Accredited, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the loans remain on the balance sheet as “loans held for investment”, retained interests are not created, and securitization bond financing replaces the warehouse debt or asset backed commercial paper originally associated with the loans held for investment. Accredited records interest income on loans held for investment and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

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

Cash Flow Hedges

During the third quarter of 2004, Accredited implemented the use of cash flow hedging on its securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. During the third quarter 2005, Accredited implemented the use of cash flow hedging on its variable rate debt in Canada under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our variable rate debt in Canada attributable to interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recognized into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. At the inception of the hedge and on an ongoing basis, Accredited assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. If it is determined that a derivative is not highly effective as a hedge, Accredited would discontinue the application of cash flow hedge accounting prospectively. In the instance cash flow hedge accounting is discontinued, the

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. For terminated hedges or hedges that no longer qualify as effective, the effective portion previously recorded remains in other comprehensive income and continues to be amortized or accreted into earnings with the hedged item. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

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

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on mortgage loans held for sale and on mortgage loans held for investment. For loans that are 90 days or more delinquent, Accredited reverses income previously recognized but not collected, and ceases to accrue income until all past-due amounts are collected. In addition, Accredited calculates an effective yield based on the carrying amount of our residual interest in off-balance sheet securitizations and Accredited’s then-current estimates of future cash flows and recognizes accretion income, which is included as a component of interest income. Interest income also includes revenue related to our mortgage loans held for investment (on-balance sheet securitizations), contractually designated as servicing income but classified as interest income for accounting purposes.

Escrow and Fiduciary Funds

Accredited maintains segregated bank accounts in trust for the benefit of investors for payments on securitized loans and mortgage loans serviced for investors. Accredited also maintains bank accounts for the benefit of borrowers’ property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $120.5 million and $101.9 million at September 30, 2005 and December 31, 2004, respectively, and are excluded from Accredited’s assets and liabilities.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

taxable years in which such temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established, if necessary, based on management’s determination of the likelihood of realization of deferred tax assets.

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by Accredited in satisfaction of the loan. Real estate acquired through foreclosure is carried at lower of cost or its fair value less costs to dispose. Fair value is based on the net amount that Accredited could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At September 30, 2005 and December 31, 2004, real estate owned amounting to $10.6 million and $6.1 million, net of valuation allowances, respectively, was included in prepaid and other assets.

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

Accredited has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for Accredited’s stock-based compensation plans been determined based on the fair value at the grant date for options consistent with the provisions of SFAS No. 123, Accredited’s net income would have been reduced to the pro forma amounts in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income, as reported	$41,291	$35,877	$112,151	$92,677
Add: Stock-based compensation included in reported net income, net of tax	16	85	190	164
Deduct: Stock-based employee compensation expense determined using fair value method, net of tax	(431)	(491)	(2,071)	(1,473)

Pro forma net income	$40,876	$35,471	$110,270	$91,368

Earnings per share:
Basic—as reported	$1.95	$1.75	$5.34	$4.57

Basic—pro forma	$1.93	$1.73	$5.25	$4.50

Diluted—as reported	$1.87	$1.66	$5.11	$4.31

Diluted—pro forma	$1.85	$1.64	$5.03	$4.25

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average risk free rate for options	3.88%	2.97%	3.52%	2.36%
Weighted average expected option life	2.5 yrs	2.7 yrs	2.7 yrs	2.7 yrs
Expected stock price volatility for options	46%	50%	45%	54.5%
Expected dividend yield	—	—	—	—
Weighted average fair value of options granted with an exercise price equal to market price on grant date	$14.13	$10.22	$14.08	$12.70

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

Accumulated other comprehensive income for the nine months ended September 30, 2005 is determined as follows:

(In thousands) (Unaudited)
Balance at December 31, 2004	$2,042
Net unrealized gains on cash flow hedges, net of taxes of $11,424	18,247
Reclassification adjustment into earnings for realized gain on derivatives, net of taxes of $3,985	(6,044)
Foreign currency translation adjustments	1,885

Balance at September 30, 2005	$16,130

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Comprehensive income is determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands) (Unaudited)
Net income	$41,291	$35,877	$112,151	$92,677
Net unrealized gains or losses on cash flow hedges, net of taxes of $8,027, ($1,240), $11,424 and ($1,240) respectively	13,180	(1,921)	18,247	(1,921)
Reclassification adjustment into earnings for realized gain on derivatives, net of taxes of ($1,535), $0, ($3,985) and $0, respectively	(2,342)	—	(6,044)	—
Foreign currency translation adjustments	1,615	—	1,885	—

Total comprehensive income	$53,744	$33,956	$126,239	$90,756

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. These segments should engage in business activities and have discrete financial information available, such as revenue, expenses, and assets. While Accredited’s management monitors originations and sales gains by wholesale and retail channels, it does not record any of the actual financial results other than direct expenses by these groups. In addition, the retail originations have generally been less than 10% of total originations over the past five years. Accordingly, Accredited operates in one reportable operating segment.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on reported net income. We have reclassified $2.9 billion of cash used for the origination of mortgage loans from investing activities to operating activities in the cash flow statement for the period ended September 30, 2004 to conform to the September 30, 2005 presentation.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. CONCENTRATIONS OF RISK

Significant Customers

During the three months ended September 30, 2005, Accredited sold $1.0 billion, $0.7 billion and $0.6 billion in loans to three separate investors, which represented 34%, 25% and 19%, respectively, of total loans sold. During the three months ended September 30, 2004, Accredited sold $0.8 billion, $0.6 billion and $0.5 billion in loans to three separate investors, which represented 34%, 25% and 22%, respectively, of total loans sold.

During the nine months ended September 30, 2005, Accredited sold $2.0 billion, $1.8 billion and $1.0 billion in loans to three separate investors, which represented 26%, 22% and 13%, respectively, of total loans sold. During the nine months ended September 30, 2004, Accredited sold $1.8 billion and $1.7 billion in loans to two separate investors, which represented 32% and 30%, respectively, of total loans sold.

No other sales to individual investors accounted for more than 10% of total loans sold during the three and nine months ended September 30, 2005 and 2004.

Credit Repurchase Risk

Accredited’s sales of mortgage loans are subject to standard mortgage industry representations and warranties, material violations of which may require Accredited to repurchase one or more mortgage loans. Additionally, certain whole loan sale contracts include provisions requiring Accredited to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. During the three months ended September 30, 2005 and 2004 loans repurchased totaled $21.3 million and $8.3 million, respectively, and during the nine months ended September 30, 2005 and 2004 loans repurchased totaled $55.3 million and $21.7 million, respectively, pursuant to these provisions. The increase in repurchase activity results primarily from a modification to our typical sales agreement requiring our buyers to notify us promptly of their intent to exercise their repurchase right coupled with a more diligent review of loan payment performance on the part of our buyers. While we are unable to accurately predict the future level of repurchase activity, we expect repurchases to stabilize at current levels. At September 30, 2005 and December 31, 2004, the reserve for potential future repurchase losses totaled $6.8 million and $5.1 million, respectively.

Geographic Concentration

Properties securing the mortgage loans in Accredited’s servicing portfolio (loans held for sale, loans held for investment and off-balance sheet securitizations), including loans subserviced, are geographically dispersed throughout the United States and, to a much lesser extent, in Canada. At September 30, 2005, 23% and 10% of the unpaid principal balance of mortgage loans in Accredited’s servicing portfolio were secured by properties located in California and Florida, respectively. At September 30, 2004, 33% of the unpaid principal balance of mortgage loans in Accredited’s servicing portfolio were secured by properties located in California. The remaining properties securing mortgage loans serviced did not exceed 10% in any other state at September 30, 2005 and 2004.

Loan originations are geographically dispersed throughout the United States and, to a much lesser extent, in Canada. During the three months ended September 30, 2005, 18% and 11% of loans originated were collateralized by properties located in California and Florida, respectively. During the three months ended September 30, 2004, 28% and 7% of loans originated were collateralized by properties located in California and Florida, respectively. During the nine months ended September 30, 2005, 20% and 11% of loans originated were

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

collateralized by properties located in California and Florida, respectively. During the nine months ended September 30, 2004, 29% and 8% of loans originated were collateralized by properties located in California and Florida, respectively. The remaining originations did not exceed 10% in any other state during the three and nine months ended September 30, 2005 and 2004.

An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio and restrict our ability to originate, sell, or securitize mortgage loans, which would significantly harm our business, financial condition and liquidity. While we have not completed our assessment of potential losses stemming from the recent hurricanes in the southeastern United States, we do not expect the resulting losses to have a material adverse impact on our business, financial condition, liquidity or results of operations.

3. MORTGAGE LOANS

Mortgage loans held for sale—Mortgage loans held for sale were as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Mortgage loans held for sale—principal balance	$2,370,788	$1,805,620
Basis adjustment for fair value hedge accounting	882	5
Net deferred origination costs (fees)	(1,551)	1,574
Market reserve	(20,734)	(17,065)

Mortgage loans held for sale, net	$2,349,385	$1,790,134

Mortgage loans held for investment—Mortgage loans held for investment were as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Mortgage loans held for investment—principal balance	$5,874,947	$4,101,982
Mortgage loans held for securitization	810,833	642,451
Basis adjustment for fair value hedge accounting	(579)	12,365
Net deferred origination fees	(8,034)	(5,902)
Allowance for loan losses	(95,728)	(60,138)

Mortgage loans held for investment, net	$6,581,439	$4,690,758

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reserves for losses—Activity in the reserves was as follows:

	Balance at Beginning of Period	Provision for Losses	Chargeoffs, net	Transfers	Balance at End of Period
	(In thousands) (Unaudited)
Three Months Ended September 30,:
2005:
Mortgage loans held for sale	$19,119	$2,768	$(1,153)	$—	$20,734
Mortgage loans held for investment	84,228	12,694	(1,194)	—	95,728
Real estate owned	7,010	2,733	(1,784)	—	7,959
Reserve for repurchases included in accrued liabilities	6,328	973	(533)	—	6,768

Total	$116,685	$19,168	$(4,664)	$—	$131,189

2004:
Mortgage loans held for sale	$13,699	$1,281	$(608)	$	$14,372
Mortgage loans held for investment	39,077	11,806	(557)	(677)	49,649
Real estate owned	2,174	853	(1,017)	677	2,687
Reserve for repurchases included in accrued liabilities	5,468	476	(180)	—	5,764

Total	$60,418	$14,416	$(2,362)	$—	$72,472

	Balance at Beginning of Period	Provision for Losses	Chargeoffs, net	Transfers	Balance at End of Period
	(In thousands) (Unaudited)
Nine Months Ended September 30,:
2005:
Mortgage loans held for sale	$17,065	$7,111	$(3,442)	$—	$20,734
Mortgage loans held for investment	60,138	38,681	(3,091)	—	95,728
Real estate owned	4,405	7,696	(4,142)	—	7,959
Reserve for repurchases included in accrued liabilities	5,126	2,977	(1,335)	—	6,768

Total	$86,734	$56,465	$(12,010)	$—	$131,189

2004:
Mortgage loans held for sale	$9,698	$4,943	$(1,811)	$1,542	$14,372
Mortgage loans held for investment	21,762	32,497	(1,060)	(3,550)	49,649
Real estate owned	2,328	1,456	(3,105)	2,008	2,687
Reserve for repurchases included in accrued liabilities	5,444	812	(492)	—	5,764

Total	$39,232	$39,708	$(6,468)	$—	$72,472

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize the historical loss and delinquency amounts for the serviced portfolio, including mortgage loans and real estate owned:

	At September 30, 2005		At December 31, 2004
	Total Principal Amount	Delinquent Principal Over 90 Days	Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands)
	(Unaudited)
Mortgage loans held for sale(1)	$2,370,788	$18,176	$1,805,620	$18,556
Mortgage loans held for investment	6,685,780	49,082	4,744,433	22,634
Mortgage loans sold servicing retained	101,157	8,638	171,002	16,493
Real estate owned	18,508	18,508	10,526	10,526

Total serviced portfolio	$9,176,233	$94,404	$6,731,581	$68,209

	Credit Losses, net of recoveries
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands) (Unaudited)
Mortgage loans held for sale(1)	$1,686	$788	$4,777	$2,303
Mortgage loans held for investment	1,194	557	3,091	1,060
Real estate owned	1,784	1,017	4,142	3,105

Total	$4,664	$2,362	$12,010	$6,468

(1)	Includes loans repurchased.

4. OTHER RECEIVABLES

Other receivables were as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Deposit in derivative margin account	$45,003	$15,457
Accrued interest on mortgage loans	39,340	28,852
Corporate, escrow and servicing advances	10,365	10,491
Other	3,718	2,858

Total	$98,426	$57,658

5. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

Accredited uses hedge accounting in accordance with SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale and mortgage loans held for investment. At September 30, 2005 and December 31, 2004 fair value hedge basis adjustments of $881,940 and $5,000, respectively, are included as an addition to mortgage loans held for sale related to the $1.1 billion and $1.6 billion, respectively, of such loans designated as the hedged assets. Hedge ineffectiveness associated with these

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

fair value hedges of ($57.6 thousand) and $0.3 million was recorded in earnings during the three and nine months ended September 30, 2005, respectively, and is included as an addition to gain on sale of loans in the consolidated statements of operations.

At September 30, 2005 and December 31, 2004, fair value hedge basis adjustments of ($0.6 million) and $12.4 million, respectively, are included in loans held for investment. No hedge ineffectiveness associated with these fair value hedges was recorded in earnings during the three and nine months ended September 30, 2005, respectively, as Accredited has discontinued fair value hedge accounting on loans held for investment.

Cash Flow Hedges

During the third quarter of 2004, Accredited implemented the use of cash flow hedge accounting on its securitization debt under SFAS No. 133. Previously Accredited had been using fair value hedge accounting, but elected to add this alternative method to accommodate elements of the REIT requirements. The net impact on earnings is not expected to be materially different under the two methods. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $21.2 million, reduced by related tax expense of $8.0 million, were recorded in other comprehensive income during the three months ended September 30, 2005, which is reported as a component of stockholders’ equity. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $29.7 million, reduced by related tax expense of $11.4 million, were recorded in other comprehensive income during the nine months ended September 30, 2005, which is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from December 2005 to June 2014. A total of $19.5 million in net effective gains before taxes, included in other comprehensive income at September 30, 2005, is expected to be recognized in earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of $1.5 million and $2.0 million was recorded in earnings during the three and nine months ended September 30, 2005, respectively, and is included as a component of interest expense in the consolidated statements of operations.

During the third quarter 2005, Accredited implemented the use of cash flow hedge accounting on its variable rate debt in Canada under SFAS No. 133.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At September 30, 2005 Accredited had outstanding futures contracts, options contracts, interest rate swap agreements and interest rate cap agreements that were designated as hedge instruments. At September 30, 2005 and December 31, 2004, the fair value of the margin account balances required for these derivatives and the futures contracts was $45.0 million and $15.5 million, respectively, and is included in other receivables. At September 30, 2005, the fair value of the options contracts, interest rate swap and cap agreements was $3.9 million, $12.7 million and $0.1 million, respectively, and is included in other assets. At December 31, 2004, the fair value of the options contracts, interest rate swap and cap agreements was $1.0 million, $1.8 million and $0.3 million, respectively. The total net liquidation value at September 30, 2005 and December 31, 2004 of these derivatives and related margin account balances was $61.8 million and $18.6 million, respectively. A gain of $0.3 million and a gain of $2.0 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the three and nine months ended September 30, 2005, respectively, relating to the gain in value of interest rate cap agreements and interest rate swap agreements. The change in the fair value of derivative financial instruments and the related hedged asset recorded in the statement of operations was as follows:

	Interest Income	Interest Expense	Gain on Sale	Other Income	Total
	(In thousands) (Unaudited)
Three months ended September 30,
2005:
Net unrealized loss	$(1,046)	$(3,970)	$(5,464)	$—	$(10,480)
Net realized gain	—	9,372	13,334	—	22,706

Total	$(1,046)	$5,402	$7,870	$—	$12,226

2004:
Net unrealized gain (loss)	$(1,859)	$(204)	$23,834	$9	$21,780
Net realized loss	(886)	—	(23,012)	(157)	(24,055)

Total	$(2,745)	$(204)	$822	$(148)	$(2,275)

Nine months ended September 30,
2005:
Net unrealized loss	$(4,506)	$(11,303)	$(2,690)	$—	$(18,499)
Net realized gain	—	24,665	16,324	46	41,035

Total	$(4,506)	$13,362	$13,634	$46	$22,536

2004:
Net unrealized gain (loss)	$(4,269)	$(204)	$18,925	$615	$15,067
Net realized loss	(3,578)	—	(17,671)	(617)	(21,866)

Total	$(7,847)	$(204)	$1,254	$(2)	$(6,799)

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. WAREHOUSE CREDIT FACILITIES

Outstanding warehouse credit facilities consist of committed credit lines bearing interest based on One-Month LIBOR plus a spread. The spread over LIBOR varies depending on the mortgage asset class being financed. The interest rates (One-Month LIBOR plus the spread) ranged from 3.44% to 7.34% during the nine months ended September 30, 2005. The warehouse credit facilities are collateralized by the mortgage loans held for sale and certain subordinated securitized bonds. The outstanding warehouse credit facilities consisted of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
A $660 million warehouse credit facility expiring December 2006	$482,546	$266,436
A $500 million warehouse credit facility expiring January 2006	367,147	376,290
A $600 million warehouse credit facility expiring December 2005	336,520	210,979
A $600 million warehouse credit facility expiring January 2006	288,774	371,213
A $300 million warehouse credit facility expiring November 2005	285,647	269,020
A $650 million warehouse credit facility expiring July 2006	228,480	277,280
An $85.4 million warehouse credit facility expiring June 2006	73,179	—
A $40 million warehouse credit facility expiring November 2006	12,701	28,826
A $650 million warehouse credit facility expiring January 2006	—	404,816

Total warehouse credit facilities	$2,074,994	$2,204,860

At September 30, 2005, Accredited was in compliance with all covenant requirements for each of the facilities. Accredited’s warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements and limitations on other indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under Accredited’s other facilities.

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

7. ASSET BACKED COMMERCIAL PAPER

During the second quarter of 2005, Accredited issued commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities ranging from one to 180 days and $40.0 million of subordinated notes maturing in five years. In order to issue the debt, Accredited established a special purpose, bankruptcy remote Delaware statutory trust. The trust entered into agreements with third parties who act as back-up liquidity providers. The SLNs bear interest at customary commercial paper market rates, which vary depending on the prevailing market conditions. The capacity of this facility at September 30, 2005, was $1.0 billion of which $985.3 million was outstanding. For the ninety-two days during the quarter this facility was outstanding, the average borrowings outstanding under this facility were $952.0 million, and the weighted average interest rate was approximately 3.82%. The facility is collateralized by mortgage loans held for sale or securitization and certain restricted cash balances.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. SECURITIZATION BOND FINANCING

Securitization bond financing consisted of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Series 2002-1 securitization with a stated maturity date of July 25, 2032 and an interest rate of 4.93% for the fixed portion of the bond and One-Month LIBOR plus 0.32% for the variable rate portion of the bond	$32,384	$64,644
Series 2002-2 securitization with a stated maturity date range of January 25, 2033 through February 25, 2033 and an interest rate of 4.48% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.49% to One-Month LIBOR plus 0.50% for the variable rate portions of the bond	144,256	221,021
Series 2003-1 securitization with a stated maturity date of June 25, 2033 and an interest rate of 3.58% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.38% for the variable rate portions of the bond	87,282	147,530
Series 2003-2 securitization with a stated maturity date of October 25, 2033 and an interest rate of 4.23% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.37% for the variable rate portions of the bond	159,373	251,278
Series 2003-3 securitization with a stated maturity date of January 25, 2034 and an interest rate of 4.46% for the fixed portion of the bond and One-Month LIBOR plus 0.38% for the variable rate portions of the bond	225,201	342,386
Series 2004-1 securitization with a stated maturity date of April 25, 2034 and an interest rate of One-Month LIBOR plus 0.30%	250,116	384,857
Series 2004-2 securitization with a stated maturity date of July 25, 2034 and an interest rate range of One-Month LIBOR plus 0.29% to One-Month LIBOR plus 0.30%	422,332	604,229
Series 2004-3 securitization with a stated maturity date of October 25, 2034 and an interest rate range of 2.90% to 5.25% for the fixed portions of the bond and a range of One-Month LIBOR plus 0.17% to One-Month LIBOR plus 2.50% for the variable rate portions of the bond	659,606	928,914
Series 2004-4 securitization with a stated maturity date of January 25, 2035 and an interest rate of 5.25% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.15% to One-Month LIBOR plus 1.80% for the variable rate portions of the bond	786,716	1,012,214
Series 2005-1 securitization with a stated maturity date of April 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	770,928	—
Series 2005-2 securitization with a stated maturity date of July 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	922,428	—
Series 2005-3 securitization with a stated maturity date of September 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 1.70%	1,093,492	—

	5,554,114	3,957,073
Unamortized bond discounts	(3,766)	(2,958)

Total securitization bond financing, net	$5,550,348	$3,954,115

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $5.7 billion and $4.1 billion as of September 30, 2005 and December 31, 2004, respectively. Unamortized debt issuance costs, included in prepaid and other assets, are $18.4 million and $14.1 million at September 30, 2005 and December 31, 2004, respectively.

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

The following table summarizes the expected repayments relating to the securitization bond financing at September 30, 2005 and are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

(In thousands) (Unaudited)
Three months ending December 31, 2005	$446,869
Years Ending December 31:
2006	2,093,748
2007	1,258,389
2008	563,024
2009	365,390
2010	261,614
Thereafter	565,080
Discount	(3,766)

Total	$5,550,348

9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The tax effects of significant items comprising Accredited’s net deferred tax (liability) asset were as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Deferred tax assets:
Loans held for sale	$17,437	$13,071
Market reserve on loans held for sale	9,757	8,659
Loan securitizations	27,248	16,921
State taxes	4,720	4,594
Other reserves and accruals	6,529	2,491

Total deferred tax assets	65,691	45,736

Deferred tax liabilities:
Mortgage-related securities	(10,833)	(10,161)
Investment in real estate investment trust	(48,326)	—
Cash flow hedging	(8,736)	(1,325)

Total deferred tax liabilities	(67,895)	(11,486)

Net deferred tax asset	$—	$34,250

Net deferred tax liability	$(2,204)	$—

The income tax provision consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands) (Unaudited)
Current:
Federal	$24,057	$(1,352)	$40,580	$50,432
State	4,017	(1,748)	7,595	11,154

Total current provision	28,074	(3,100)	48,175	61,586

Deferred:
Federal	255	20,345	22,472	(742)
State	1,188	5,989	6,570	257

Total deferred provision (benefit)	1,443	26,334	29,042	(485)

Total provision	$29,517	$23,234	$77,217	$61,101

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands) (Unaudited)
Federal income tax at statutory rate	$25,656	$21,095	$68,898	$54,228
State income tax, net of federal effects	3,383	2,756	9,207	7,417
REIT dividends on preferred stock	(873)	—	(2,619)	—
Other	1,351	(617)	1,731	(544)

Total provision	$29,517	$23,234	$77,217	$61,101

Accredited recorded $0.8 million and $2.9 million, during the three months ended September 30, 2005 and 2004, respectively, and $3.7 million and $5.6 million, during the nine months ended September 30, 2005 and 2004, respectively, as a reduction in income taxes payable for corporate tax deductions arising from the sale by employees of common stock they acquired from employee stock plans prior to the fulfillment of the required tax holding periods for such stock. These benefits have been reflected as additional paid in capital in stockholders’ equity.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
	(unaudited)
Accrued liabilities—payroll	$25,042	$20,678
Accrued liabilities—general	26,550	18,401
Reserve for repurchases and premium recapture	7,521	7,536

Total	$59,113	$46,615

11. MINORITY INTEREST IN SUBSIDIARY

In May 2004, AHL formed a subsidiary, Accredited Mortgage Loan REIT Trust (REIT), for the purpose of acquiring, holding and managing real estate assets. All of the outstanding common shares of the REIT are held by AHL, which in turn is a wholly owned subsidiary of AHLHC. The REIT, in 2004, issued Series A Preferred Shares to outside investors in the aggregate amount of $102.3 million. The Series A Preferred Shares bear a dividend of 9.75% annually.

The REIT has elected to be taxed as a real estate investment trust and intends to comply with the applicable provisions of the Internal Revenue Code. Accordingly, the REIT will generally not be subject to federal or state income tax to the extent that its distributions to shareholders satisfy the real estate investment trust requirements and certain asset, income and share ownership tests are met.

In December 2004, the REIT’s board of trustees declared dividends on common stock of which $50 million was paid in December 2004 and $5 million was paid in January 2005.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In March, June and September of 2005, the REIT’s board of trustees declared a quarterly cash dividend on the preferred shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15 and September 15, which aggregated approximately $7.5 million for the nine months ended September 30, 2005.

AHLHC irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. AHLHC’s guarantee is subordinated in right of payment to AHLHC’s indebtedness, on parity with the most senior class of AHLHC’s preferred stock and senior to AHLHC’s common stock. At September 30, 2005, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at December 31, 2004, the REIT’s current annual preferred dividend obligation totals $10.0 million.

The preferred shares are reported as minority interest in subsidiary in the consolidated balance sheet.

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

	Net Income (numerator)	Shares (denominator)	Per Share Amount
	(In thousands, except per share amounts) (Unaudited)
Three Months Ended September 30,:
2005:
Basic earnings per share	$41,291	21,217	$1.95

Effect of dilutive shares:
Stock options		610
Restricted stock		232

Diluted earnings per share	$41,291	22,059	$1.87

Potentially dilutive stock options not included above since they are antidilutive		317

2004:
Basic earnings per share	$35,877	20,470	$1.75

Effect of dilutive shares:
Stock options		963
Restricted stock		147

Diluted earnings per share	$35,877	21,580	$1.66

Potentially dilutive stock options not included above since they are antidilutive		173

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Net Income (numerator)	Shares (denominator)	Per Share Amount
	(In thousands, except per share amounts) (Unaudited)
Nine Months Ended September 30,:
2005:
Basic earnings per share	$112,151	21,017	$5.34

Effect of dilutive shares:
Stock options		678
Restricted stock		237

Diluted earnings per share	$112,151	21,932	$5.11

Potentially dilutive stock options not included above since they are antidilutive		272

2004:
Basic earnings per share	$92,677	20,287	$4.57

Effect of dilutive shares:
Stock options		1,071
Restricted stock		158

Diluted earnings per share	$92,677	21,516	$4.31

Potentially dilutive stock options not included above since they are antidilutive		170

13. COMMITMENTS AND CONTINGENCIES

Accredited is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the balance sheet. The credit risk is mitigated by Accredited’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. Accredited does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. Accredited commits to originate loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $812 million as of September 30, 2005.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee.

Accredited periodically enters into other loan sale commitments. At September 30, 2005 forward loan sale commitments awaiting settlement amounted to $136.4 million.

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

From time to time, Accredited enters into certain types of contracts that contingently require Accredited to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of Accredited’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, Accredited has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2005.

AHLHC irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares: (i) all accrued and unpaid dividends, (ii) the redemption price and (iii) the liquidation preference. See further discussion under Note 11. Minority Interest in Subsidiary.

During 2000, Accredited executed its own securitization structured as a sale of $174.7 million of mortgage loans originated or acquired by Accredited. The senior securities were sold to third parties, and Accredited retained a subordinated residual interest. In May 2005, the residual interest was extinguished by Accredited in a clean-up call and the loans were recorded on our books. As of September 30, 2005 we had sold nearly all of the loans received in the clean-up call. Prior to the clean-up call, Accredited’s receipt of such excess cash flows was delayed to the extent that such securitization provides credit enhancement to the senior security holders by requiring the retention in a reserve account and/or the distribution to the senior security holders, as an accelerated amortization of the principal balance of their securities, of certain amounts otherwise payable to Accredited as the residual interest holder.

During 2002, 2001 and 2000, Accredited sold to a third-party investor (and former related party) $75.8 million, $299.8 million and $321.0 million, respectively, of mortgage loans originated or acquired by Accredited. At June 30, 2002, the related party had a beneficial ownership interest in Accredited related to a convertible debt facility that existed at that date. Subsequently, all ownership and beneficial ownership interest were sold in connection with our initial public offering in 2003, ceasing the related party relationship. The loans were sold pursuant to three separate commitments, each for a twelve-month period different from the calendar year. Pursuant to the agreement with the investor, Accredited is entitled to receive payments based upon the amount of excess cash flows generated by Accredited’s sold loans under each commitment. The excess cash flows consist of the interest paid by the obligors of Accredited’s sold loans, less the sum of a specified yield payable to the investor, servicing fees and credit losses on Accredited’s sold loans. In general, if credit losses result in a negative excess cash flow, Accredited is obligated to pay the shortfall to the investor; provided, however, that Accredited is not obligated to reimburse the investor for credit losses in excess of 10% of the aggregate outstanding principal balance of the mortgage loans purchased by the investor under each commitment. The aggregate outstanding principal balance of the mortgage loans purchased by the investor totaled $101.2 million at September 30, 2005. Accredited is also entitled to all prepayment penalties collected, as long as the rate of prepayments stay below certain thresholds. Should the thresholds be exceeded, then Accredited must share the prepayment penalties collected with the investor.

Legal Matters—In December 2002, AHL was served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which AHL does business and the common law of unjust enrichment. The complaint alleges that AHL has a practice of misrepresenting and inflating the amount of fees it pays to third parties in connection with the residential mortgage loans that it funds. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid AHL to pay, or reimburse AHL’s payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to AHL for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid to AHL and the amount AHL paid to the third party and (2) a nationwide class of claimants with respect to an unjust enrichment cause of action included in the original complaint who, since November 19, 1997 paid money to AHL for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid AHL and the amount AHL paid the third party. The court conditioned its order limiting the statutory consumer fraud act claims to claimants in the State of Illinois on the outcome of a case pending before the Illinois Supreme Court in which one of the issues is the propriety of certifying a nationwide class based on the Illinois Consumer Fraud and Deceptive Business Practices Act. That case has now been decided in a manner favorable to AHL’s position, and, in light of this ruling, AHL has filed with the court a motion for reconsideration of the court’s order granting class certification, or in the alternative, the court’s denial of AHL’s request for leave to take an interlocutory appeal of such order. If AHL’s motion for reconsideration is denied, AHL intends to petition the Illinois Supreme Court for a supervisory order reversing the lower court’s class certification decision. There has not yet been a ruling on the merits of either the plaintiffs’ individual claims or the claims of the class, and the ultimate outcome of this matter and the resulting liability, if any, are not presently determinable. AHL intends to continue to vigorously defend this matter and does not believe it will have a material adverse effect on its business.

In January 2004, AHL was served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The named plaintiff is a former commissioned loan officer of AHL, and the complaint alleges that AHL violated California and federal law by misclassifying the plaintiff and other non-exempt employees as exempt employees, failing to pay the plaintiff on an hourly basis and for overtime worked, and failing to properly and accurately record and maintain payroll information. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. AHL has been served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action. AHL has appealed the court’s denial of its motion to compel arbitration of the consolidated cases, and a resolution of that appeal is not expected before early 2006. In the meantime, discussions are ongoing between the parties regarding potential settlement or mediation of the claims, and AHL has pursued and effected settlements directly with many current and former employees covered by the allegations of the complaints. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class. AHL does not believe these matters will have a material adverse effect on its business, but, at the present time, the ultimate outcome of the litigation and the resulting liability, if any, are not determinable.

In June 2005, AHL was served with a complaint, Williams et al. v. Accredited Home Lenders, Inc., brought in United States District Court for the Northern District of Georgia. The two named plaintiffs are former commissioned loan officers of AHL, and the complaint alleges that AHL violated federal law by requiring the plaintiffs to work overtime without compensation. The plaintiffs seek to recover, on behalf of themselves and other similarly situated employees, the allegedly unpaid overtime, liquidated damages, attorneys’ fees and costs of suit. A motion to certify a collective class has not yet been filed, and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and the ultimate outcome of this matter and the resulting liability, if any, are not presently determinable. AHL intends to vigorously defend this matter and does not believe it will have a material adverse effect on its business.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In September 2005, AHL and AHLHC were served with a class action complaint, Phillips v. Accredited Home Lenders Holding Company, et al., brought in the United States District Court, Central District of California. The complaint alleges violations of the Fair Credit Reporting Act in connection with prescreened offers of credit made by AHL. The plaintiff seeks to recover, on behalf of herself and similarly situated individuals, damages, pre-judgment interest, declaratory and injunctive relief, and any other relief the court may grant. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class. AHL and AHLHC intend to vigorously defend this matter. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on Accredited. The ultimate outcome of this matter and the resulting liability, if any, are not presently determinable.

Accredited has accrued for loss contingencies with respect to the foregoing matters to the extent it is probable that a liability has been occurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. Management does not deem the amount of such accrual to be material.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(Dollars in thousands, except par value amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$1,101	$4,018
Mortgage loans held for investment, net of reserves of $87,748 and $54,960, respectively	5,642,847	4,056,306
Other receivables	62,445	29,983
Prepaid expenses and other assets	40,024	19,924
Receivable from parent	176,765	15,214

Total assets	$5,923,182	$4,125,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Securitization bond financing	$5,550,348	$3,954,115
Accrued interest payable	5,541	5,206

Total liabilities	5,555,889	3,959,321

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value, authorized 200,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at September 30, 2005 and December 31, 2004	4,094	4,094
Common stock, $0.01 par value; authorized 100,000,000 shares; 100,000 shares issued and outstanding	1	1
Additional paid-in capital	231,354	163,287
Other comprehensive income	22,040	3,348
Retained earnings (deficit)	109,804	(4,606)

Total stockholders’ equity	367,293	166,124

Total liabilities and stockholders’ equity	$5,923,182	$4,125,445

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Inception (May 4, 2004) to September 30, 2004
REVENUES:
Interest income (including $1,151, $20, $1,582 and $20 from parent)	$109,369	$30,898	$288,957	$36,512
Interest expense	(52,811)	(10,732)	(131,939)	(12,574)

Net interest income	56,558	20,166	157,018	23,938
Provision for losses	(2,578)	(2,432)	(12,624)	(3,642)

Net interest income after provision	53,980	17,734	144,394	20,296
Other income	502	117	859	118

Total net revenues	54,482	17,851	145,253	20,414

OPERATING EXPENSES:
Management fee assessed by parent	6,750	2,317	18,247	2,660
Direct general and administrative expenses	51	5	112	5

Total operating expenses	6,801	2,322	18,359	2,665

Net income	47,681	15,529	126,894	17,749
Dividends on preferred stock	(2,495)	(1,160)	(7,484)	(1,160)

Net income available to common stockholders	$45,186	$14,369	$119,410	$16,589

Basic and diluted earnings per common share	$451.86	$143.69	$1,194.10	$165.89

Weighted average shares outstanding for basic and diluted	100	100	100	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)

	Nine Months Ended September 30, 2005	Inception (May 4, 2004) to September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$126,894	$17,749
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination costs (fees) on securitized loans	(2,388)	1,402
Amortization of bond discount	782	—
Provision for losses	12,624	3,642
Unrealized loss on derivatives	(6,808)	—
Adjustment into earnings for gain on derivatives from other comprehensive income	(10,023)	(1,140)
Changes in operating assets and liabilities:
Other receivables	(32,207)	(8,904)
Prepaid expenses and other assets	32,610	(4,435)
Accrued interest payable	335	(35)

Net cash provided by operating activities	121,819	8,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	1,403,252	91,683

Net cash provided by investing activities	1,403,252	91,683

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	3,003,173	1,662,568
Payments on securitization bond financing	(1,417,245)	(95,492)
Payments on temporary credit facilities	(2,942,626)	(1,721,052)

Net payments to parent	(5,000)	—
Capital contributions from parent	3,000	26,000
Net increase in receivable from parent	(161,806)	—
Payments of preferred stock dividends	(7,484)	(1,160)
Proceeds from preferred stock offering of the consolidated subsidiary	—	84,094

Net cash used in financing activities	(1,527,988)	(45,042)

Net (decrease) increase in cash and cash equivalents	(2,917)	54,920
Beginning balance cash and cash equivalents	4,018	—

Ending balance cash and cash equivalents	$1,101	$54,920

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$144,911	$8,440

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$5,538	$—

Detail of assets and liabilities contributed from parent:
Mortgage loans, net of reserves, deferred origination costs and fair value basis adjustments for hedge accounting	$3,007,919	$2,616,151
Outstanding balances on warehouse credit facilities	(2,942,626)	(2,616,151)

Net capital contributions from parent	$65,293	$—

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related notes thereto included in the REIT’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The REIT has elected to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the REIT will generally not be subject to federal or state income tax to the extent that its distributions to shareholders satisfy the real estate investment trust requirements and certain asset, income and share ownership tests are met.

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

Cash and Cash Equivalents

For purposes of financial statement presentation, the REIT considers all liquid investments with an original maturity of three months or less to be cash equivalents. All liquid assets with an original maturity of three months or less which are not readily available for use, including cash deposits, are classified as restricted cash.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Mortgage Loans Held for Investment and Securitization Bond Financing

Mortgage loans held for investment include loans that the REIT has securitized in structures that require financing treatment. During the three and nine months ended September 30, 2005, the REIT completed one and three securitizations of mortgage loans totaling $1.1 billion and $3.0 billion, respectively, structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

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

Derivative Financial Instruments

As part of the REIT’s interest rate management process, the REIT uses derivative financial instruments such as Eurodollar futures and options. In connection with some of the securitizations structured as financings, the REIT entered into interest rate cap agreements. In connection with four of the securitizations structured as financings, the REIT entered into interest rate swap agreements. It is not the REIT’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on loans held for investment. The REIT does not accrue interest on loans that are 90 days or more delinquent.

Income Taxes

The REIT has elected to be subject to taxation as a real estate investment trust under the Internal Revenue Code of 1986. As a result, the REIT will generally not be subject to federal or state income tax to the extent that the REIT distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust.

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by AHL, as our servicer, in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less estimated costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At September 30, 2005 and December 31, 2004, real estate owned amounting to $5.8 million and $2.7 million, respectively, net of valuation allowances, is included in other assets.

Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Accumulated other comprehensive income for the nine months ended September 30, 2005 is determined as follows:

(In thousands) (Unaudited)
Balance at December 31, 2004	$3,348
Net unrealized gains on cash flow hedges	28,715
Reclassification adjustment into earnings for realized gain on derivatives	(10,023)

Balance at September 30, 2005	$22,040

Comprehensive income is determined as follows:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Inception (May 4, 2004) to September 30, 2004
	(In thousands) (Unaudited)
Net income	$47,681	$15,529	$126,894	$17,749
Net unrealized gains or losses on cash flow hedges	20,250	(1,728)	28,715	(1,728)
Reclassification adjustment into earnings for realized gain on derivatives	(3,871)	—	(10,023)	—

Total comprehensive income	$64,060	$13,801	$145,586	$16,021

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

2. CONCENTRATIONS OF RISK

Geographic Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At September 30, 2005, 25% and 11% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans did not exceed 10% in any other state at September 30, 2005.

An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio. This could restrict our and AHL’s ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations. While we have not completed our assessment of potential losses stemming from the recent hurricanes in the southeastern United States, we do not expect the resulting losses to have a material adverse impact on our business, financial condition, liquidity or results of operations.

3. MORTGAGE LOANS

Mortgage loans held for investment—Mortgage loans held for investment were as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Loans held for investment—principal balance	$5,734,732	$4,101,982
Basis adjustment for fair value hedge accounting	2,048	13,741
Net deferred origination fees	(6,185)	(4,457)
Allowance for loan losses	(87,748)	(54,960)

Loans held for investment, net	$5,642,847	$4,056,306

Reserves for losses—Activity in the reserves was as follows:

	Balance at Beginning of Period		Contributions from Parent	Provision for Losses	Chargeoffs, net	Balance at End of Period
	(In thousands) (Unaudited)
Three Months Ended September 30, 2005:
Mortgage loans held for investment		$78,140	$9,685	$1,164	$(1,241)	$87,748
Real estate owned		2,995	—	1,414	—	4,409

Total		$81,135	$9,685	$2,578	$(1,241)	$92,157

Three Months Ended September 30, 2004:
Mortgage loans held for investment		$15,658	$16,861	$2,432	$(613)	$34,338
Real estate owned		—	—	—	—	—

Total		$15,658	$16,861	$2,432	$(613)	$34,338

Nine Months Ended September 30, 2005:
Mortgage loans held for investment		$54,960	$25,682	$10,243	$(3,137)	$87,748
Real estate owned		2,028	—	2,381	—	4,409

Total		$56,988	$25,682	$12,624	$(3,137)	$92,157

Inception (May 4, 2004) to September 30, 2004:
Mortgage loans held for investment		$—	$31,309	$3,642	$(613)	$34,338
Real estate owned		—	—	—	—	—

Total	$		$31,309	$3,642	$(613)	$34,338

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the loss and delinquency amounts for mortgage loans and real estate owned:

	At September 30, 2005		At December 31, 2004
	Total Principal Amount	Delinquent Principal Over 90 Days	Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands)
	(Unaudited)
Mortgage loans held for investment	$5,734,732	$49,082	$4,101,982	$22,634
Real estate owned	10,254	10,254	4,716	4,716

Total	$5,744,986	$59,336	$4,106,698	$27,350

	Credit Losses, net of recoveries
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Inception (May 4, 2004) to September 30, 2004
	(In thousands) (Unaudited)
Mortgage loans held for investment	$1,241	$613	$3,137	$613
Real estate owned	—	—	—	—

Total	$1,241	$613	$3,137	$613

4. OTHER RECEIVABLES

Other receivables were as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Accrued interest on mortgage loans	$30,502	$22,039
Deposit in derivative margin account	31,943	6,361
Other	—	1,583

Total	$62,445	$29,983

5. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

The REIT uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At September 30, 2005 and December 31, 2004, fair value hedge basis adjustments of $2.0 million and $13.7 million are included as additions to loans held for investment. No hedge ineffectiveness associated with fair value hedges was recorded in earnings during the three or nine months ended September 30, 2005 or for the three months and the period from inception (May 4, 2004) to September 30, 2004, as the REIT has discontinued fair value hedge accounting on loans held for investment.

Cash Flow Hedges

During the third quarter of 2004, the REIT began utilizing cash flow hedging and implemented the use of cash flow hedge accounting on its securitization debt under SFAS No. 133. Previously, the REIT had been using

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

fair value hedge accounting, but elected to use this alternative method to accommodate elements of the REIT requirements. The net impact on earnings is not expected to be materially different under the two methods. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $20.3 million and $28.7 million were recorded in other comprehensive income during the three and nine months ended September 30, 2005, respectively, which is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from December 2005 to June 2014. A total of $19.1 million in net effective gains, included in other comprehensive income at September 30, 2005, is expected to be recognized in earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of $1.5 million and $2.0 million was recorded in earnings during the three and nine months ended September 30, 2005, respectively, and is included as a component of interest expense in the statement of operations.

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At September 30, 2005 the REIT had outstanding futures contracts, options contracts and interest rate swap agreements that were designated as hedge instruments, as well as interest rate cap agreements. At September 30, 2005 and December 31, 2004, the fair value of the margin account balances required for these derivatives and the futures contracts was $31.9 million and $6.4 million, respectively, and is included in other receivables. At September 30, 2005, the fair value of the options contracts, interest rate swap and cap agreements was $3.9 million, $11.8 million and $0.1 million, respectively, and is included in other assets. At December 31, 2004, the fair value of the options contracts, interest rate swap and cap agreements was $1.0 million, $1.8 million and $0.3 million, respectively. The total net liquidation value at September 30, 2005 and December 31, 2004 of these derivatives and related margin account balances was $47.8 million and $9.5 million, respectively. A gain of $0.3 million and a gain of $2.0 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the three and nine months ended September 30, 2005, respectively, relating to the gains and losses in value of interest rate cap agreements and interest rate swap agreements.

The change in fair value of derivative financial instruments, and the related hedged liability, recorded in the statement of operations was as follows:

	Interest Income	Interest Expense	Total
	(In thousands) (Unaudited)
Three months ended September 30, 2005:
Net unrealized loss	$(1,046)	$(3,970)	$(5,016)
Net realized gain	—	9,372	9,372

Total	$(1,046)	$5,402	$4,356

Three months ended September 30, 2004:
Net unrealized gain	$1,588	$—	$1,588
Net realized loss	(911)	—	(911)

Total	$677	$—	$677

Nine months ended September 30, 2005:
Net unrealized loss	$(4,506)	$(11,314)	$(15,820)
Net realized gain	—	24,659	24,659

Total	$(4,506)	$13,345	$8,839

Inception (May 4, 2004) to September 30, 2004:
Net unrealized gain	$826	$—	$826
Net realized loss	(911)	—	(911)

Total	$(85)	$—	$(85)

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

AHL and the REIT, as several sellers, have entered into temporary aggregate warehouse facilities to permit the securitization of mortgage loans. The duration of any one of these facilities is approximately 30 days. Each of the agreements has cross-default and cross-collateralization provisions and AHL provides a guarantee of the REIT’s obligations under the facilities; in addition, the facilities are structured so that the REIT only has monetary responsibilities for a limited period of time prior to a securitization and otherwise does not have any monetary obligations under the facilities (“REIT Transaction”). The facilities are collateralized by performing, aged and delinquent loans and bear interest based on the One-Month LIBOR. Amounts outstanding on the warehouse facilities described above during the nine months ended September 30, 2005 totaled $3.0 billion and represented the amount of loans securitized during that period. There were no outstanding borrowings on any of the temporary warehouse facilities described above at September 30, 2005.

AHL and the REIT, as several borrowers or sellers, may enter into or modify additional warehouse facilities during 2005 in a similar manner in contemplation of a securitization.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

7. SECURITIZATION BOND FINANCING

The following is a summary of the outstanding securitization bond financing:

	September 30, 2005	December 31, 2004
	(In thousands)
	(Unaudited)
Series 2002-1 securitization with a stated maturity date of July 25, 2032 and an interest rate of 4.93% for the fixed portion of the bond and One-Month LIBOR plus 0.32% for the variable rate portion of the bond	$32,384	$64,644
Series 2002-2 securitization with a stated maturity date range of January 25, 2033 through February 25, 2033 and an interest rate of 4.48% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.49% to One-Month LIBOR plus 0.50% for the variable rate portions of the bond	144,256	221,021
Series 2003-1 securitization with a stated maturity date of June 25, 2033 and an interest rate of 3.58% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.38% for the variable rate portions of the bond	87,282	147,530
Series 2003-2 securitization with a stated maturity date of October 25, 2033 and an interest rate of 4.23% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.37% for the variable rate portions of the bond	159,373	251,278
Series 2003-3 securitization with a stated maturity date of January 25, 2034 and an interest rate of 4.46% for the fixed portion of the bond and One-Month LIBOR plus 0.38% for the variable rate portions of the bond	225,201	342,386
Series 2004-1 securitization with a stated maturity date of April 25, 2034 and an interest rate of One-Month LIBOR plus 0.30%	250,116	384,857
Series 2004-2 securitization with a stated maturity date of July 25, 2034 and an interest rate range of One-Month LIBOR plus 0.29% to One-Month LIBOR plus 0.30%	422,332	604,229
Series 2004-3 securitization with a stated maturity date of October 25, 2034 and an interest rate range of 2.90% to 5.25% for the fixed portions of the bond and a range of One-Month LIBOR plus 0.17% to One-Month LIBOR plus 2.50% for the variable rate portions of the bond	659,606	928,914
Series 2004-4 securitization with a stated maturity date of January 25, 2035 and an interest rate of 5.25% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.15% to One-Month LIBOR plus 1.80% for the variable rate portions of the bond	786,716	1,012,214
Series 2005-1 securitization with a stated maturity date of April 25, 2035 and an interest rate range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	770,928	—
Series 2005-2 securitization with a stated maturity date of July 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	922,428	—
Series 2005-3 securitization with a stated maturity date of September 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 1.70%	1,093,492	—

	5,554,114	3,957,073
Unamortized bond discounts	(3,766)	(2,958)

Total securitization bond financing, net	$5,550,348	$3,954,115

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $5.7 billion and $4.1 billion as of September 30, 2005 and December 31, 2004, respectively. Unamortized debt issuance costs, included in other assets, are $18.4 million and $14.1 million at September 30, 2005 and December 31, 2004, respectively.

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

The following table summarizes the expected repayments relating to the securitization bond financing at September 30, 2005. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment spreads:

(In thousands) (Unaudited)
Three months ending December 31, 2005	$446,869
Years Ending December 31:
2006	2,093,748
2007	1,258,389
2008	563,024
2009	365,390
2010	261,614
Thereafter	565,080
Unamortized bond discounts	(3,766)

Total	$5,550,348

8. INCOME TAXES AND DISTRIBUTION OF EARNINGS

With the filing of its first Federal income tax return on September 9, 2005, the REIT elected to be treated as a real estate investment trust for income tax purposes in accordance with certain provisions of the Internal Revenue Code of 1986. As a result of this election, the REIT will generally not be subject to federal or state income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust. Currently the REIT plans to distribute substantially all of its taxable income to common and preferred shareholders.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Inception (May 4, 2004) to September 30, 2004
	(In thousands) (Unaudited)
Federal income tax at statutory rate	$16,688	$3,529	$44,413	$4,325
Preferred stock dividends at statutory rate	(873)	(406)	(2,619)	(406)
Common stock dividends paid deduction	(15,815)	(3,123)	(41,794)	(3,919)

Total provision	$—	$—	$—	$—

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

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees and a duly authorized committee thereof has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At September 30, 2005 and December 31, 2004, there were 4,093,678 preferred shares issued and outstanding.

In March, June and September of 2005, the REIT’s board of trustees declared a quarterly cash dividend on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15 and September 15, which aggregated $7.5 million for the nine months ended September 30, 2005.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter. In addition, commencing with each of the four quarters ending December 31, 2005, the REIT is also required to maintain cumulative unencumbered cash flow (as defined in the agreement) greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of September 30, 2005, the REIT was in compliance with the covenants applicable to date in 2005.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares; (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

10. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the Six-Month LIBOR plus 1.0%. Management fee expense and interest income under this agreement totaled $6.8 million and $1.2 million, respectively for the three months ended September 30, 2005, and $18.2 million and $1.6 million for the nine months ended September 30, 2005. At September 30, 2005 and December 31, 2004, the net receivable from parent was $176.8 million and $15.2 million, respectively. During the 3rd quarter AHL borrowed approximately $150 million from the REIT and used those funds to pay down its warehouse line debt. It is anticipated that the majority of the advance outstanding at September 30, 2005 will be repaid before the current fiscal year end.

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

On May 4, 2004, we formed a Maryland real estate investment trust, Accredited Mortgage Loan REIT Trust (the “REIT”), for the purpose of acquiring, holding and managing real estate assets. All of the outstanding common shares of beneficial interest of the REIT are held by Accredited Home Lenders, Inc., which in turn is a wholly owned subsidiary of Accredited Home Lenders Holding Co. The REIT has elected to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the REIT will generally not be subject to federal or state income tax to the extent that it timely distributes its taxable income to its shareholders and satisfies the real estate investment trust requirements and certain asset, income and share ownership tests are met.

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

While we currently generate the majority of our earnings and cash flows from whole loan sales, we intend to increase the percentage of our earnings and cash flows received from securitizations whereby we retain an interest in the mortgage loans that we have sold. These transactions will continue to be legally structured as sales, but for accounting purposes are structured as a financing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. This “portfolio-based” accounting more closely matches the recognition of income with the actual receipt of cash payments. Also, such securitization structures are consistent with our strategy to predominantly generate cash-based earnings.

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

Results Of Operations

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Executive Summary

•	Net income was $41.3 million for the three months ended September 30, 2005, or $1.87 per diluted share, an increase of 15.1% from $35.9 million, or $1.66 per diluted share in 2004.

•	The increase in net income was primarily driven by a 31.4% increase in net interest income after provision and a 9.8% increase in gain on whole loan sales. Whole loan sales of $3.0 billion during the three months ended September 30, 2005, resulted in gains recorded of $85.6 million, representing an average premium of 3.07% in 2005, versus 3.5% for the same period in 2004.

•	Mortgage loan origination volume increased 39.7% from $3.2 billion for the three months ended September 30, 2004 to $4.5 billion in 2005, and our serviced loans increased 49.4% from $6.1 billion at September 30, 2004 to $9.2 billion at September 30, 2005. This was primarily due to the company’s quarterly securitization program and an increase in the loans held for disposition.

•	Origination costs net of points and fees declined to 1.57% during the three months ended September 30, 2005 from 1.92% during the same period in 2004.

•	Revenue from net interest income after provision increased from 36.3% of total net revenues for the three months ended September 30, 2004 to 39.8% in 2005 reflecting the growth in net interest income after provision of 31.4% which outpaced our growth in gain on sale of loans of 9.8%.

Net Revenues

Net revenues and key indicators that affect our net revenues are as follows for the three months ended September 30:

	2005	2004	Increase	% Change
	(Dollars in thousands)
Interest income(1)	$164,147	$97,493	$66,654	68.4%
Interest expense(2)	(84,571)	(37,114)	47,457	127.9%

Net interest income	79,576	60,379	19,197	31.8%
Provision for losses	(19,168)	(14,416)	4,752	33.0%

Net interest income after provision	60,408	45,963	14,445	31.4%
Gain on sale of loans	85,644	77,993	7,651	9.8%
Loan servicing income	3,243	1,996	1,247	62.5%
Other income	2,461	690	1,771	256.7%

Total net revenues	$151,756	$126,642	$25,114	19.8%

Net interest income after provision as percentage of net revenues	39.8%	36.3%
Gain on sale of loans as a percentage of net revenues	56.4%	61.6%
Mortgage loan originations	$4,492,719	$3,216,959	$1,275,760	39.7%
Whole loan sales	$2,979,088	$2,300,907	$678,181	29.5%
Mortgage loans securitized	$1,120,042	$1,011,032	$109,010	10.8%
Average inventory of mortgage loans	$8,495,639	$5,283,913	$3,211,726	60.8%
Annualized interest income as a percentage of average inventory of mortgage loans (Yield)	7.73%	7.38%
Average outstanding borrowings	$8,131,966	$5,069,220	$3,062,746	60.4%

(1)	Interest income includes prepayment penalty income, gains and losses from hedging activities and contractually designated servicing income on our balance sheet securitizations treated as interest income for accounting purposes.
(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.

Interest Income. Interest income increased 68.4% during the three months ended September 30, 2005 from the comparable period in 2004 reflecting the 60.8% increase in our average inventory of mortgage loans during the period and an increase in the total yield on our average inventory of mortgage loans outstanding during the three months ended September 30, 2005 when compared to the same period in 2004. The increase in our average inventory of mortgage loans is due to higher loan origination volume during the three months ended September 30, 2005. The increase in our average yield primarily reflects the increase in pricing of loan originations over the past year.

Interest Expense. The increase in interest expense during the three months ended September 30, 2005 of 127.9% reflects an increase in our average outstanding borrowings, which increased from $5.1 billion during the three months ended September 30, 2004 to $8.1 billion during the same period in 2005, or 60.4%. The increase in interest expense also resulted from a net increase in our average borrowing rates, which increased from 3.13% on our warehouse lines during the three months ended September 30, 2004 to 4.57% during the same period in 2005 and from 2.77% in 2004 on our securitization debt to 3.93% during the same period in 2005.

The components of our net interest margin are as follows for the three months ended September 30:

	2005			2004
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Warehouse:
Interest income	$58,506	$3,115,998	7.51%	$42,734	$2,357,879	7.25%
Interest expense	(33,543)	2,935,474	(4.57)	(17,481)	2,236,885	(3.13)

Spread	24,963		2.94%	25,253		4.12%

Securitizations:
Interest income	105,641	5,379,641	7.85%	54,758	2,926,034	7.49%
Interest expense	(51,028)	5,196,492	(3.93)	(19,634)	2,832,335	(2.77)

Spread	54,613		3.92%	35,124		4.72%

Net interest margin	$79,576	$8,495,639	3.75%	$60,377	$5,283,913	4.57%

The net interest spread for our warehouse loans declined from 4.12% during the three months ended September 30, 2004 to 2.94% for the comparable period in 2005. This is due to the One-Month LIBOR, which our borrowing costs are indexed to, increasing by more than the average mortgage coupon rate earned on our loan portfolio. This effect was partially offset by a reduction in the spread of the borrowing costs over One-Month LIBOR charged by the warehouse credit facilities, as well as a reduction in the borrowing costs due to the formation of a special purpose entity which issues commercial paper to finance a portion of the loan portfolio held for sale and securitization. The lower growth in coupon rate relative to borrowing costs reflects increased competition from other lenders combined with a flattening of the yield curve. This trend may continue if the yield curve continues to flatten, as suggested by the current forward rates, or if competitive pressures increase.

The net interest spread for our securitized loans declined from 4.72% during the three months ended September 30, 2004 to 3.92% for the comparable period in 2005. The decline reflects higher cost of borrowings due to market interest rates increasing, and a greater mix of variable rate bonds to fixed rate bonds in 2005. The spread may continue to decline if short-term rates increase further, as suggested by the forward curve.

Provision for Losses. The provision for losses is comprised of the following for the three months ended September 30:

	2005	2004	Increase (Decrease)	% Change
	(Dollars in thousands)
Current period provision for:
Mortgage loans held for sale	$2,768	$1,281	$1,487	116.1%
Mortgage loans held for investment	12,694	11,806	888	7.5%
Repurchases and real estate owned	3,706	1,329	2,377	178.9%

Total provision for losses	$19,168	$14,416	$4,752	33.0%

Reserve balance at period end:
Mortgage loans held for sale	$20,734	$14,372	$6,362	44.3%
Mortgage loans held for investment	95,728	49,649	46,079	92.8%

Total reserve balance on mortgage loans	$116,462	$64,021	$52,441	81.9%

Principal balance at period end:
Mortgage loans held for sale	$2,370,788	$1,853,673	$517,115	27.9%
Mortgage loans held for investment	6,685,780	4,083,987	2,601,793	63.7%

Total principal balance at period end	$9,056,568	$5,937,660	$3,118,908	52.5%

Reserve balance on mortgage loans as a percentage of the principal balance at period end	1.3%	1.1%

The 33.0% increase in our total provision for losses during the three months ended September 30, 2005 results from the 52.5% increase during 2005 in our total mortgage loan principal balance and the increase in the total reserve balance on mortgage loans as a percentage of the principal balance outstanding at period end, which increased from 1.1% at September 30, 2004 to 1.3% at September 30, 2005. The increase in the total reserve percentage is due primarily to higher default assumptions used in determining our expected losses, partially caused by an increase in the weighted-average seasoning of our loans held for investment.

Accredited monitors net interest income after provision as a percentage of net revenues in order to track its progress toward producing more stable, predictable earnings from our loan portfolio. We estimate that this ratio is also representative of the portfolio’s contribution to profitability. The net interest income after provision as a percentage of net revenues increased from 36.3% for the three months ended September 30, 2004 to 39.8% for the comparable period in 2005. This increase reflects our quarterly securitization program, which caused the growth in net interest income after provision of 31.4% to outpace our growth in gain on sale of loans of 9.8%.

Gain on Sale of Loans. The components of the gain on sale of loans and the calculation of our average whole loan premium are as follows for the three months ended September 30:

	2005		2004
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Gross gain on whole loan sales	$83,572		$79,796
Gain on sale of loans acquired in clean-up call	526		—
Net gain on derivatives	7,870		822
Provision for premium recapture	(1,462)		(1,146)
Net origination points and fees	7,046		9,938
Direct loan origination expenses	(11,908)		(11,417)

Total net gain on sale of loans	$85,644		$77,993

Gross gain on whole loan sales(1)	$83,572	2.81%	$79,796	3.46%
Net gain on derivatives(1)	7,870.26		822.04

Net premium received on whole loan sales(1)	$91,442	3.07	$80,618	3.50

Less: Net cost to originate(2)		(1.57)		(1.92)

Net profit margin on whole loan sales		1.50%		1.58%

Whole loan sales	$2,979,088		$2,300,907

(1)	Reflects the cash premium that we receive on our whole loan sales. The percentages are determined by dividing the gain by whole loan sales.
(2)	Net cost to originate loans is defined as total operating expenses, less loan servicing related costs, plus yield spread premiums paid, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. Refer to our discussion of expenses below for the calculation of this percentage.

Gain on sale of loans increased 9.8% during the three months ended September 30, 2005 from the comparable period in 2004 due to a higher volume of whole loan sales for cash, enabled by higher loan origination volume during the period in 2005. Our average whole loan premiums, however, net of hedging gains and losses, and excluding gains associated with called securitizations, decreased from 3.50% for the three months ended September 30, 2004 to 3.07% for the same period in 2005 primarily due to lower interest rate margins reflecting price competition as money costs increased throughout the year. In the calculation of the net profit margin on whole loan sales percentage for the three months ended September 30, 2005, we excluded $0.5 million of gain related to the call and subsequent sale of loans included in a securitization trust that had previously been held off balance sheet.

Loan Servicing Income. Loan servicing income increased 62.5% during the three months ended September 30, 2005 from the comparable period in 2004 due primarily to an increase in assets serviced on an interim basis for our whole-loan sales customers and an increase in ancillary fees earned.

Operating Expenses. Operating expenses are as follows for the three months ended September 30:

	2005	2004	Increase	% Change
	(Dollars in thousands)
Salaries, wages and benefits	$48,378	$42,772	$5,606	13.1%
General and administrative	15,441	12,298	3,143	25.6%
Occupancy	5,247	4,810	437	9.1%
Advertising and promotion	5,388	3,580	1,808	50.5%
Depreciation and amortization	3,999	2,911	1,088	37.4%

Total operating expenses	$78,453	$66,371	$12,082	18.2%

Total serviced loans at period end	$9,176,234	$6,140,400	$3,035,834	49.4%
Total number of employees at period end	2,639	2,455	184	7.5%

Salaries, Wages and Benefits. Salaries, wages and benefits increased 13.1% during the three months ended September 30, 2005 due to growth in the number of employees of 7.5%, and increased bonus and commissions costs related to higher loan originations offset in part by greater efficiencies.

General and Administrative. General and administrative expenses increased 25.6% during the three months ended September 30, 2005 and reflect costs associated with the 39.7% increase in loan origination volume, the 49.4% increase in our servicing portfolio and the 7.5% increase in the number of employees as compared to the same period in 2004.

Occupancy. Occupancy expense increased 9.1% during the three months ended September 30, 2005 due to 5, or 9.3%, more office sites leased over the three months ended September 30, 2004 as we continue to penetrate new geographic markets, as well as an increase in square footage at some existing sites.

Advertising and Promotion. Advertising and promotion expenses increased 50.5% during the three months ended September 30, 2005 due primarily to increased spending on referrals and leads to support our growth in retail loan originations.

Depreciation and Amortization. Depreciation and amortization increased during the three months ended September 30, 2005 due to additional investments in technology and infrastructure to support the increase in our production, number of employees and offices during 2005.

Net Cost to Originate. We monitor our net cost to originate mortgage loans as we believe that it provides a measurement of efficiency in our mortgage loan origination process. The calculation of this net cost to originate is as follows for the three months ended September 30:

	2005	2004	% Change
	(Dollars in thousands)
Total operating expenses	$78,453	$66,371
Add: deferred direct loan origination expenses (1)	17,419	14,210
Less: servicing cost (2)	(5,971)	(4,093)

Loan origination expenses	89,901	76,488	17.5%
Less: deferred net origination points and fees (3)	(19,230)	(14,761)

Net cost to originate	$70,671	$61,727	14.5%

Total mortgage loan originations	$4,492,719	$3,216,959	39.7%
Loan origination expenses as a percentage of volume	2.00%	2.38%

Net cost to originate as percentage of volume	1.57%	1.92%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with Financial Accounting Standard No. 91.
(2)	Servicing cost consists of direct expenses and allocated corporate overhead.
(3)	Deferred net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers on all loans originated during the period.

The net cost to originate mortgage loans as a percentage of total mortgage loan origination volume declined from 1.92% for the three months ended September 30, 2004 to 1.57% for the same period in 2005 as a result of the 39.7% increase in mortgage loan origination volume that outpaced our 17.5% increase loan origination expenses.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 40.3% for the three months ended September 30, 2005 compared with 38.6% for the same period in 2004. The increase in the effective tax rate for the quarter was primarily caused by a change in our estimate of the annual loss from operations incurred by our Canadian subsidiary. The year-to-date effect of the change in rate was recorded in the quarter ending September 30, 2005. The two major components of our effective tax rate are the federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state.

REIT Operating Results (included in Consolidated Results). Net revenues for the REIT were $54.5 million for the three months ended September 30, 2005. The REIT incurred expenses of $6.8 million for the same period related to servicing and management fees charged by AHL in accordance with an administration and servicing agreement between the two parties. Resulting net income after dividends on preferred stock for the same period was $45.2 million.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Executive Summary

•	Net income was $112.2 million for the nine months ended September 30, 2005, or $5.11 per diluted share, an increase of 21.0% from $92.7 million, or $4.31 per diluted share in 2004.

•	The increase in net income was primarily driven by a 42.5% increase in net interest income after provision and a 13.1% increase in gain on whole loan sales. Whole loan sales of $7.9 billion during the nine months ended September 30, 2005, resulted in gains recorded of $237.9 million, representing an average premium of 3.14% in 2005, versus 3.8% for the same period in 2004.

•	Mortgage loan origination volume increased 32.5% from $9.0 billion for the nine months ended September 30, 2004 to $11.9 billion in 2005, and our serviced loans increased 49.4% from $6.1 billion at September 30, 2004 to $9.2 billion at September 30, 2005. This growth was achieved by penetrating new and existing markets from September 30, 2004 to September 30, 2005.

•	Origination costs net of points and fees declined to 1.73% during the nine months ended September 30, 2005 from 1.94% during the same period in 2004.

•	Revenue from net interest income after provision increased from 34.9% of total net revenues for the nine months ended September 30, 2004 to 39.8% in 2005 reflecting the growth in net interest income after provision of 42.5% which outpaced our growth in gain on sale of loans of 13.1%.

Net Revenues

Net revenues and key indicators that affect our net revenues are as follows for the nine months ended September 30:

	2005	2004	Increase (Decrease)	% Change
	(Dollars in thousands)
Interest income(1)	$430,194	$242,792	$187,402	77.2%
Interest expense(2)	(207,022)	(86,137)	120,885	140.3%

Net interest income	223,172	156,655	66,517	42.5%
Provision for losses	(56,465)	(39,708)	16,757	42.2%

Net interest income after provision	166,707	116,947	49,760	42.5%
Gain on sale of loans	237,886	210,342	27,544	13.1%
Loan servicing income	8,082	5,205	2,877	55.3%
Other income	5,800	2,606	3,194	122.6%

Total net revenues	$418,475	$335,100	$83,375	24.9%

Net interest income after provision as percentage of net revenues	39.8%	34.9%
Gain on sale of loans as a percentage of net revenues	56.8%	62.8%
Mortgage loan originations	$11,862,013	$8,955,835	$2,906,178	32.5%
Whole loan sales	$7,915,870	$5,784,663	$2,131,207	36.8%
Mortgage loans securitized	$3,045,080	$2,223,157	$821,923	36.9%
Average inventory of mortgage loans	$7,522,770	$4,420,610	$3,102,160	70.2%
Annualized interest income as a percentage of average inventory of mortgage loans (Yield)	7.62%	7.32%
Average outstanding borrowings	$7,139,307	$4,234,157	$2,905,150	68.6%

(1)	Interest income includes prepayment penalty income and gains and losses from hedging activities and contractually designated servicing income on our on balance sheet securitizations treated as interest income for accounting purposes.
(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.

Interest Income. Interest income increased 77.2% during the nine months ended September 30, 2005 from the comparable period in 2004 reflecting the 70.2% increase in our average inventory of mortgage loans during the period and an increase in the total yield on our average inventory of mortgage loans outstanding during the nine months ended September 30, 2005 when compared to the same period in 2004. The increase in our average inventory of mortgage loans is due to higher loan origination volume during the nine months ended September 30, 2005.

We currently expect interest income to increase primarily from modest origination growth on our expanded platform and future securitizations. In the future, to the extent we continue to complete new securitizations, our interest income will be higher and our gain on sale revenue will be lower than it would have been otherwise.

Interest Expense. The increase in interest expense during the nine months ended September 30, 2005 of 140.3% reflects an increase in our average outstanding borrowings, which increased from $4.2 billion during the nine months ended September 30, 2004 to $7.1 billion during the same period in 2005, or 68.6%. The increase in interest expense also resulted from a net increase in our average borrowing rates, which increased from 2.85% on our warehouse lines during the nine months ended September 30, 2004 to 4.33% during the same period in 2005 and from 2.60% in 2004 on our securitization debt to 3.62% during the same period in 2005.

The components of our net interest margin are as follows for the nine months ended September 30:

	2005			2004
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Warehouse:
Interest income	$150,318	$2,673,173	7.50%	$109,411	$2,022,526	7.21%
Interest expense	(79,740)	2,457,890	(4.33)	(40,695)	1,905,708	(2.85)

Spread	70,578		3.17%	68,716		4.36%

Securitizations:
Interest income	279,876	4,849,596	7.69%	133,381	2,398,084	7.41%
Interest expense	(127,282)	4,681,417	(3.62)	(45,442)	2,328,449	(2.60)

Spread	152,594		4.07%	87,939		4.81%

Net interest margin	$223,172	$7,522,770	3.96%	$156,655	$4,420,610	4.72%

The net interest spread for our warehouse loans declined from 4.36% during the nine months ended September 30, 2004 to 3.17% for the comparable period in 2005. This is due to the One-Month LIBOR, which our borrowing costs are indexed to, increasing by more than the average coupon rate earned on our loan portfolio. This effect was partially offset by a reduction in the spread of the borrowing costs over One-Month LIBOR charged by the warehouse credit facilities, as well as a reduction in the borrowing costs due to the formation of a special purpose entity which issues commercial paper to finance a portion of the loan portfolio held for sale. The lower growth in coupon rate relative to borrowing costs reflects increased competition from other lenders combined with a flattening of the yield curve. This trend may continue if the yield curve continues to flatten, as suggested by the current forward rates, or if competitive pressures increase.

The net interest spread for our securitized loans declined from 4.81% during the nine months ended September 30, 2004 to 4.07% for the comparable period in 2005. The decline reflects higher cost of borrowings due to market interest rates increasing, and a greater mix of variable rate bonds to fixed rate bonds in 2005.

Provision for Losses. The provision for losses is comprised of the following for the nine months ended September 30:

	2005	2004	Increase	% Change
	(Dollars in thousands)
Current period provision for:
Mortgage loans held for sale	$7,111	$4,943	$2,168	43.9%
Mortgage loans held for investment	38,681	32,497	6,184	19.0%
Repurchases and real estate owned	10,673	2,268	8,405	370.6%

Total provision for losses	$56,465	$39,708	$16,757	42.2%

Reserve balance at period end:
Mortgage loans held for sale	$20,734	$14,372	$6,362	44.3%
Mortgage loans held for investment	95,728	49,649	46,079	92.8%

Total reserve balance on mortgage loans	$116,462	$64,021	$52,441	81.9%

Principal balance at period end:
Mortgage loans held for sale	$2,370,788	$1,853,673	$517,115	27.9%
Mortgage loans held for investment	6,685,780	4,083,987	2,601,793	63.7%

Total principal balance at period end	$9,056,568	$5,937,660	$3,118,908	52.5%

Reserve balance on mortgage loans as a percentage of the principal balance at period end	1.3%	1.1%

The 42.2% increase in our total provision for losses during the nine months ended September 30, 2005 results from the 52.5% increase during 2005 in our total mortgage loan principal balance and the increase in the total reserve balance on mortgage loans as a percentage of the principal balance outstanding at period end, which increased from 1.1% at September 30, 2004 to 1.3% at September 30, 2005. The increase in the total reserve percentage is due primarily to higher default assumptions used in determining our expected losses, partially caused by an increase in the weighted-average seasoning of our loans held for investment.

We currently expect our total provision for losses to increase in 2005 commensurate with our average on-balance sheet loan portfolio.

Accredited monitors net interest income after provision as a percentage of net revenues in order to track its progress toward producing more stable, predictable earnings from our loan portfolio. We estimate that this ratio is also representative of the portfolio’s contribution to profitability. The net interest income after provision as percentage of net revenues increased from 34.9% for the nine months ended September 30, 2004 to 39.8% for the comparable period in 2005. This increase reflects our quarterly securitization program, which caused the growth in net interest income after provision of 42.5% to outpace our growth in gain on sale of loans of 13.1%.

Gain on Sale of Loans. The components of the gain on sale of loans and the calculation of our average whole loan premium are as follows for the nine months ended September 30:

	2005		2004
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Gross gain on whole loan sales	$234,995		$218,906
Gain on sale of loans required in clean-up call	3,172		—
Net gain on derivatives	13,634		1,254
Provision for premium recapture	(3,925)		(2,699)
Net origination points and fees	24,260		25,831
Direct loan origination expenses	(34,250)		(32,950)

Total net gain on sale of loans	$237,886		$210,342

Gross gain on whole loan sales(1)	$234,995	2.97%	$218,906	3.78%
Net gain on derivatives(1)	13,634	0.17	1,254	0.02

Net premium received on whole loan sales(1)	$248,629	3.14	$220,160	3.80

Less: Net cost to originate(2)		(1.73)		(1.94)

Net profit margin on whole loan sales		1.41%		1.86%

Whole loan sales	$7,915,870		$5,784,663

(1)	Reflects the cash premium that we receive on our whole loan sales. The percentages are determined by dividing the gain by whole loan sales.
(2)	Net cost to originate loans is defined as total operating expenses, less loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. Refer to our discussion of expenses below for the calculation of this percentage.

Gain on sale of loans increased 13.1% during the nine months ended September 30, 2005 from the comparable period in 2004 due to a higher volume of whole loan sales for cash, enabled by higher loan origination volume during the period in 2005. Our average whole loan premiums, however, net of hedging gains and losses, and excluding gains associated with called securitizations, decreased from 3.8% for the nine months ended September 30, 2004 to 3.14% for the same period in 2005 primarily from lower coupon rate reflecting price competition as money costs increased throughout the year. In the calculation of the net profit margin on whole loan sales percentage for the nine months ended September 30, 2005, we excluded $3.2 million of gain related to the call and subsequent sale of loans included in a securitization trust that had previously been held off balance sheet.

Loan Servicing Income. Loan servicing income increased 55.3% during the nine months ended September 30, 2005 from the comparable period in 2004 due primarily to the increase in assets serviced on an interim basis on behalf of our whole loan sales customers and an increase in ancillary fees earned.

Operating Expenses. Operating expenses are as follows for the nine months ended September 30:

	2005	2004	Increase	% Change
	(Dollars in thousands)
Salaries, wages and benefits	$140,501	$117,885	$22,616	19.2%
General and administrative	41,019	32,929	8,090	24.6%
Occupancy	15,694	13,341	2,353	17.6%
Advertising and promotion	13,480	9,073	4,407	48.6%
Depreciation and amortization	10,929	6,934	3,995	57.6%

Total operating expenses	$221,623	$180,162	$41,461	23.0%

Total serviced loans at period end	$9,176,234	$6,140,400	$3,035,834	49.4%
Total number of employees at period end	2,639	2,455	184	7.5%

Salaries, Wages and Benefits. Salaries, wages and benefits increased 19.2% during the nine months ended September 30, 2005 due to growth in the number of employees of 7.5% and increased bonus and commissions costs related to higher loan originations offset in part by greater efficiencies.

General and Administrative. General and administrative expenses increased 24.6% during the nine months ended September 30, 2005 and reflect costs associated with the 32.5% increase in loan origination volume, the 49.4% increase in our servicing portfolio and the 7.5% increase in the number of employees as compared to the same period in 2004.

Occupancy. Occupancy expense increased 17.6% during the nine months ended September 30, 2005 due to more office sites leased over the prior year’s nine months as we continue to penetrate new geographic markets.

Advertising and Promotion. Advertising and promotion expenses increased 48.6% during the nine months ended September 30, 2005 due primarily to increased spending on referrals and leads to support our growth in retail loan originations.

Depreciation and Amortization. Depreciation and amortization increased during the nine months ended September 30, 2005 due to additional investments in technology and infrastructure to support the increase in our production, number of employees and offices during 2005.

Net Cost to Originate. We monitor our net cost to originate mortgage loans as we believe that it provides a measurement of efficiency in our mortgage loan origination process. The calculation of this net cost to originate is as follows for the nine months ended September 30:

	2005	2004	% Change
	(Dollars in thousands)
Total operating expenses	$221,623	$180,162
Add: deferred direct loan origination expenses(1)	47,345	42,783
Less: servicing cost(2)	(17,507)	(9,989)

Loan origination expenses	251,461	212,956	18.1%
Less: deferred net origination points and fees(3)	(46,132)	(39,356)

Net cost to originate	$205,329	$173,600	18.3%

Total mortgage loan originations	$11,862,013	$8,955,835	32.5%
Loan origination expenses as percentage of volume	2.12%	2.38%

Net cost to originate as percentage of volume	1.73%	1.94%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with Financial Accounting Standard No. 91.
(2)	Servicing cost consists of direct expenses and allocated corporate overhead.
(3)	Deferred net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers on all loans originated during the period.

The net cost to originate mortgage loans as a percentage of total mortgage loan origination volume declined from 1.94% for the nine months ended September 30, 2004 to 1.73% for the same period in 2005 as a result of the 32.5% increase in mortgage loan origination volume that outpaced our 18.1% increase in loan origination expenses, partially offset by a reduction in points and fees received.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 39.2% for the nine months ended September 30, 2005 compared with 39.4% for the same period in 2004. The decrease in the effective tax rate is due primarily to the decrease in the state effective tax rate in 2005. The two major components of our effective tax rate are the federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. Changes in the effective state tax rate occur due to changes in our business activities in various states, as well as the various states’ tax structures and rates, causing a slight benefit in 2005 when compared to 2004.

REIT Operating Results (included in Consolidated Results). Net revenues for the REIT were $145.3 million for the nine months ended September 30, 2005. The REIT incurred expenses of $18.2 million for the same period related to servicing and management fees charged by AHL in accordance with an administration and servicing agreement between the two parties, and $0.1 million in direct general and administrative costs for professional services. Resulting net income after dividends on preferred stock for the same period was $119.4 million.

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

Our liquidity strategy is to maintain sufficient and diversified warehouse credit facilities and asset-backed commercial paper to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to maintain the ability to execute our own securitizations. This provides us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate. Net cash used in operating activities totaled $1.5 billion and $0.9 billion during the three months ended September 30, 2005 and 2004, respectively. The negative cash flow for these periods reflects primarily our funding of loans held for sale and investment that are either not entirely sold in the same period or financed with proceeds reported in our cash flows from financing activities.

Warehouse Facilities

We use our various warehouse credit facilities to finance the actual funding of our loan originations. We then sell or securitized our mortgage loans generally within one to four months from origination and pay down the warehouse credit facilities with the proceeds. At September 30, 2005, we had voluntary and recoverable warehouse line paydowns of $295.3 million that increased our warehouse line availability by a corresponding amount. These voluntary and recoverable warehouse line paydowns plus cash of $21.2 million brought our total liquidity to $316.5 million at September 30, 2005. The majority of our current warehouse credit facilities are committed lines, whereby the lender is obligated to fund up to the committed amount subject to us meeting various financial and other covenants. A portion of one of our warehouse lines is, and in the future some may be, uncommitted, which means that the lender may fund the uncommitted amount at its discretion. The majority of our current warehouse credit facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documents. Our warehouse credit facilities generally have a one or two year term.

Except as otherwise noted below, all of our warehouse credit facilities accrue interest at a rate based upon One-Month LIBOR plus a specified spread and as of November 4, 2005 have other material terms and features as follows:

Warehouse Lender	Committed Amount	Uncommitted Amount	Total Facility Amount	Portion Available for Wet Funding	Expiration Date
	(In millions)
Goldman Sachs Mortgage Company	$660	$—	$660	$120	December 2006
Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc.	650	—	650	100	July 2006
Merrill Lynch Bank USA	650	—	650	260	January 2006
IXIS Real Estate Capital Inc. (CDC)	600	—	600	240	January 2006
Credit Suisse First Boston Mortgage Capital LLC	500	100	600	240	December 2005
Lehman Brothers Bank, FSB	500	—	500	110	January 2006
Residential Funding Corporation	300	—	300	150	November 2005
Merrill Lynch Capital Canada Inc	85	—	85	—	June 2006
HSBC Mortgage Services Warehouse Lending Inc.	40	—	40	40	November 2006

Total	$3,985	$100	$4,085	$1,260

At June 30, 2005, Accredited Home Lenders Canada, Inc. entered into a 100.0 million Canadian dollar (approximately $85.4 million U.S. dollars at September 30, 2005) warehouse credit facility. The credit facility is collateralized by Canadian mortgage loans, is guaranteed by the AHLHC and expires June 29, 2006.

Certain of our credit facilities include sublimits for aged and delinquent loans, as well as for real estate owned (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure) and subordinated asset-backed bonds.

Our warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if we default under one facility, it would generally trigger a default under our other facilities. As of September 30, 2005, we were in compliance with all covenant requirements for each of the facilities.

Asset Backed Commercial Paper Facility

During the second quarter of 2005, Accredited issued commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities ranging from one to 180 days and $40.0 million of subordinated notes maturing in five years. The SLNs bear interest at customary commercial paper market rates, which vary depending on the prevailing market conditions. The capacity of this facility at September 30, 2005 was $1.0 billion, of which $985.3 million was outstanding at that date. For the ninety-two days during the quarter this facility was outstanding, the average borrowings outstanding under this facility were $952.0 million, and the weighted average interest rate was approximately 3.82%. The facility is collateralized by mortgage loans held for sale or securitization and certain restricted cash balances.

REIT Activity

At September 30, 2005 the REIT had cash of $1.1 million, a decrease of $2.9 million from December 31, 2004. During the nine months ended September 30, 2005, net cash provided by operating activities totaled $121.8 million, net cash from REIT investing activities totaled $1.4 billion and net cash used in REIT financing activities totaled $1.5 billion.

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

In August 2005, we completed a securitization of approximately $1.1 billion of first priority residential mortgage loans. Pursuant to the securitization, senior notes with variable rates ranging from One-Month LIBOR plus 0.10% to One-Month LIBOR plus 0.37%, and subordinated notes with variable rates ranging from One-Month LIBOR plus 0.45% to One-Month LIBOR plus 1.70% were issued totaling approximately $1.1 billion. The notes have a final stated maturity date of September 2035.

In March, June and September of 2005, the REIT’s board of trustees declared a quarterly cash dividend on the preferred shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15 and September 15, which aggregated $7.5 million for the nine months ended September 30, 2005.

AHLHC irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. AHLHC’s guarantee is subordinated in right of payment to AHLHC’s indebtedness, on parity with the most senior class of AHLHC’s preferred stock and senior to AHLHC’s common stock. At September 30, 2005, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at September 30, 2005, the REIT’s current annual dividend obligation totals $10.0 million.

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

Cash Flow Hedges

During the third quarter of 2004, we implemented the use of cash flow hedging on our securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. During the third quarter 2005, Accredited implemented the use of cash flow hedging on its variable rate debt in Canada under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our variable rate debt in Canada attributable to interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recorded into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our mortgage loans held for sale, loans held for investment and the fair value of our mortgage-related securities and related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive financial assets and liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our loans as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. We are exposed to interest rate risk from the time the loans are funded to the time the loans are settled because the interest paid on the various warehouse facilities is based on the spot One-Month LIBOR rate. The interest rate risk associated with the interest expense paid on the various warehouse facilities has been included based on the average holding period from the time of funding to settlement. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of September 30, 2005:

	+50 bp	+100 bp	-50 bp	-100 bp
	(In thousands)
Change in fair value of:
Mortgage loans committed and held for sale	$(21,880)	$(43,364)	$22,291	$45,006
Derivatives related to mortgage loans committed and held for sale	18,574	37,148	(18,574)	(37,148)
Warehouse debt and asset backed commercial paper	(1,729)	(3,458)	1,729	3,458
Securitized debt subject to portfolio-based accounting and mortgage-related securities	(35,859)	(71,326)	36,291	73,135
Derivatives related to securitized debt subject to portfolio-based accounting and mortgage-related securities	32,497	65,525	(31,724)	(62,207)

Total	$(8,397)	$(15,475)	$10,013	$22,244

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

Our February 2005, May 2005 and August 2005 securitizations significantly increased our securitization bond financing balance from the balance at December 31, 2004. The following table summarizes our contractual obligations for securitization bond financing, excluding future interest, at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Calendar Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Securitization bond financing(1)	$5,550,348	$446,869	$3,352,137	$928,414	$826,694

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes and the assets sold to these issuers are not available to satisfy claims of Accredited’s creditors. The noteholders’ recourse is limited to the pledged collateral.

Off-Balance Sheet Financing Arrangements

In the normal course of business, in order to meet the financing needs of our borrowers, we are a party to various financial instruments with off-balance sheet risk. These financial instruments primarily represent commitments to individual borrowers to fund their loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various conditions. These commitments to fund individual borrower loans totaled $812 million as of September 30, 2005.

During 2000, Accredited executed its own securitization structured as a sale of $174.7 million of mortgage loans originated or acquired by Accredited. The senior securities were sold to third parties, and Accredited retained a subordinated residual interest. In May 2005, the residual interest was extinguished by Accredited in a clean-up call and the loans were recorded on our books. As of September 30, 2005 we had sold nearly all of the loans received in the clean-up call. Prior to the clean-up call, Accredited’s receipt of such excess cash flows was delayed to the extent that such securitization provides credit enhancement to the senior security holders by requiring the retention in a reserve account and/or the distribution to the senior security holders, as an accelerated amortization of the principal balance of their securities, of certain amounts otherwise payable to Accredited as the residual interest holder.

During 2002, 2001 and 2000, Accredited sold to a third-party investor (and former related party) $75.8 million, $299.8 million and $321.0 million, respectively, of mortgage loans originated or acquired by Accredited. At June 30, 2002, the related party had a beneficial ownership interest in Accredited related to a convertible debt facility that existed at that date. Subsequently, all ownership and beneficial ownership interest were sold in connection with our initial public offering in 2003, ceasing the related party relationship. The loans were sold pursuant to three separate commitments, each for a twelve-month period different from the calendar year. Pursuant to the agreement with the investor, Accredited is entitled to receive payments based upon the amount of excess cash flows generated by Accredited’s sold loans under each commitment. The excess cash flows consist of the interest paid by the obligors of Accredited’s sold loans, less the sum of a specified yield payable to the investor, servicing fees and credit losses on Accredited’s sold loans. In general, if credit losses result in a negative excess cash flow, Accredited is obligated to pay the shortfall to the investor; provided, however, that Accredited is not obligated to reimburse the investor for credit losses in excess of 10% of the aggregate outstanding principal balance of the mortgage loans purchased by the investor under each commitment. The aggregate outstanding principal balance of the mortgage loans purchased by the investor totaled $101.2 million at September 30, 2005. Accredited is also entitled to all prepayment penalties collected, as long as the rate of prepayments stay below certain thresholds. Should the thresholds be exceeded, then Accredited must share the prepayment penalties collected with the investor.

AHLHC irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. AHLHC’s guarantee is subordinated in right of payment to AHLHC’s indebtedness, on parity with the most senior class of AHLHC’s preferred stock and senior to AHLHC’s common stock. At September 30, 2005, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at September 30, 2005, the REIT’s current annual dividend obligation totals $10.0 million.

Critical Accounting Policies

Accounting for Our Loan Sales

We generally sell our loans in transactions that are accounted for in our financial statements as securitizations structured as a financing or whole loan sales.

We completed one securitization during the quarter ended September 30, 2005 and 2004, which were structured as financings. The transactions were legally structured as sales of mortgage loans, but for accounting purposes were treated as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. When we enter into a securitization structured as a financing, the loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction.

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

Cash Flow Hedges

During the third quarter 2004, we implemented the use of cash flow hedge accounting on our securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. During the third quarter 2005, Accredited implemented the use of cash flow hedging on its variable rate debt in Canada under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our variable rate debt in Canada attributable to interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income, and that the ineffective portion be reported in current earnings.

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

We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if an early payment default occurs on the loan after sale, or in any sale or securitization if the loan materially violates our representations or warranties. At September 30, 2005, mortgage loans held for sale included $73.7 million of loans repurchased. Our total provision for losses for the nine months ended September 30, 2005 was $56.5 million and for the year ended December 31, 2004 was $56.9 million. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate (30 or more days past due, including loans in foreclosure and converted into real estate owned) for our servicing portfolio was 1.95% at September 30, 2005. Historically, our delinquency rate has increased, and may increase in the future, as the mortgage loans in our portfolio age.

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

•

The cost of financing our mortgage loans prior to sale or securitization is based primarily upon the London Inter-Bank Offered Rate (“LIBOR”). The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first six months, or two, three or five years. If LIBOR increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 4.33% during the nine months ended September 30, 2005.

•	When we securitize loans or sell loans with retained interests, the value of and the income we receive from the loans held for investment subject to portfolio-based accounting and the mortgage-related securities we retain are also based on LIBOR to the extent the underlying loans have an adjustable interest rate. This is because the income we receive from these mortgage loans and mortgage-related securities is based on the difference between the fixed rates payable on the loans for the first two or three years, and an adjustable LIBOR-based yield payable to the senior security holders or loan purchasers. We also have interest rate risk when the loans become adjustable after their two or three year fixed rate period. This is due to the loan rates resetting every nine months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds.

Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

Our business may be significantly harmed by a slowdown in the economy or a natural disaster in the states of California or Florida, where we conduct a significant amount of business.

A significant portion of the mortgage loans we have originated, purchased or serviced has been secured by properties in California and Florida. During the nine months ended September 30, 2005, 20% and 11% of the principal balance of the loans we originated were collateralized by properties located in California and Florida, respectively. At September 30, 2005, 23% and 10% of the unpaid principal balance of loans we serviced were collateralized by properties located in California and Florida, respectively. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties in these states. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

As of September 30, 2005, we financed substantially all of our loans through nine separate warehouse lenders. Each of these facilities is cancelable by the lender for cause at any time and at least one is cancelable at any time without cause. These facilities generally have a renewable, one-year term. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, or if the lenders do not honor their commitments for any reason, we will have to curtail our loan origination activities. This would result in decreased revenues and profits from loan sales.

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

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2002, we had 1,294 employees and by September 30, 2005, we had 2,639 employees. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales, servicing and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the securitized loans we serviced during the three months ended September 30, 2005, 33.8%, on an annualized basis, were prepaid. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

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

Our failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of approved status;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	class action lawsuits; and administrative enforcement actions.

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

PART II

ITEM 1. Legal Proceedings

In December 2002, we were served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which we do business and the common law of unjust enrichment. The complaint alleges that we have a practice of misrepresenting and inflating the amount of fees we pay to third parties in connection with the residential mortgage loans that we fund. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid us to pay, or reimburse our payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to us for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid us and the amount we paid the third party and (2) a nationwide class of claimants with respect to an unjust enrichment cause of action included in the original complaint who, since November 19, 1997 paid money to us for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid us and the amount we paid the third party. The court conditioned its order limiting the statutory consumer fraud act claims to claimants in the State of Illinois on the outcome of a case pending before the Illinois Supreme Court in which one of the issues is the propriety of certifying a nationwide class based on the Illinois Consumer Fraud and Deceptive Business Practices Act. That case has now been decided in a manner favorable to our position, and, in light of this ruling, we have filed with the court a motion for reconsideration of the court’s order granting class certification, or in the alternative, the court’s denial of our request for leave to take an interlocutory appeal of such order. If our motion for reconsideration is denied, we intend to petition the Illinois Supreme Court for a supervisory order reversing the lower court’s class certification decision. There has not yet been a ruling on that petition or the merits of either the plaintiffs’ individual claims or the claims of the class, and the ultimate outcome of this matter and the resulting liability, if any, are not presently determinable. We intend to continue to vigorously defend this matter and we do not believe it will have a material adverse effect on our business.

In January 2004, we were served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The named plaintiff is a former commissioned loan officer of ours, and the complaint alleges that we violated California and federal law by misclassifying the plaintiff and other non-exempt employees as exempt employees, failing to pay the plaintiff on an hourly basis and for overtime worked, and failing to properly and accurately record and maintain payroll information. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. We have been served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action. We have appealed the court’s denial of our motion to compel arbitration of the consolidated cases, and a resolution of that appeal is not expected before early 2006. In the meantime, discussions are ongoing between the parties regarding potential settlement or mediation of the claims, and we have pursued and effected settlements directly with many current and former employees covered by the allegations of the complaints. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class. We do not believe these matters will have a material adverse effect on our business, but, at the present time, the ultimate outcome of the litigation and the resulting liability, if any, are not determinable.

In June 2005, we were served with a complaint, Williams et al. v. Accredited Home Lenders, Inc., brought in United States District Court for the Northern District of Georgia. The two named plaintiffs are former commissioned loan officers of ours, and the complaint alleges that we violated federal law by requiring the plaintiffs to work overtime without compensation. The plaintiffs seek to recover, on behalf of themselves and other similarly situated employees, the allegedly unpaid overtime, liquidated damages, attorneys’ fees and costs of suit. A motion to certify a collective class has not yet been filed, and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and the ultimate outcome of this matter and the resulting liability, if any, are not presently determinable. We intend to vigorously defend this matter and do not believe it will have a material adverse effect on our business.

In September 2005, we were served with a class action complaint, Phillips v. Accredited Home Lenders Holding Company, et al., brought in the United States District Court, Central District of California. The complaint alleges violations of the Fair Credit Reporting Act in connection with prescreened offers of credit which we have made. The plaintiff seeks to recover, on behalf of herself and similarly situated individuals, damages, pre-judgment interest, declaratory and injunctive relief, and any other relief the court may grant. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class. We intend to vigorously defend this matter. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on our business. The ultimate outcome of this matter and the resulting liability, if any, are not presently determinable.

Accredited has accrued for loss contingencies with respect to the foregoing matters to the extent it is probable that a liability has been occurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. Management does not deem the amount of such accruals to be material.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page 81.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2005

ACCREDITED HOME LENDERS HOLDING CO.

BY:	/s/ JAMES A. KONRATH
James A. Konrath Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JOHN S. BUCHANAN
John S. Buchanan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Second Amended and Restated Investors’ Rights Agreement.

4.3(4)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust Dated August 11, 2004.

4.4(5)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust Dated October 4, 2004..

4.5(4)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of August 12, 2004.

4.6(5)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of October 6, 2004.

10.1(6)	Office Lease between Kilroy Realty, L.P. and Accredited Home Lenders, Inc., dated as of June 6, 2005.

10.2	Executive Employment Agreement between Accredited Home Lenders, Inc. and Stuart Marvin effective as of April 11, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(7)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(7)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(2)	Incorporated by Reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-91644) dated November 12, 2002.
(3)	Incorporated by Reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-91644) dated August 20, 2002.
(4)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.
(5)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.
(6)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-50179) dated June 9, 2005.
(7)	The information contained in these certifications is furnished to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be incorporated by reference into any filing with the Securities and Exchange Commission made by the Company whether before or after the date hereof, regardless of any general incorporation language in such filing.