Form 10-K
period 2005-12-31
ACCREDITED HOME LENDERS HOLDING CO
filed 2006-03-16
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    or    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    or    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    or    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005 was $926,982,848.

The number of outstanding shares of the registrant’s common stock as of March 13, 2006 was 21,462,309.

INCORPORATION BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2006 Annual Meeting of Stockholders, subsequent to the date hereof, are incorporated by reference into Parts II and III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2005. Financial statements required to be included in Item 8 contained in Part II of this Annual Report on Form 10-K are incorporated by reference therein from ITEM 8 of the Annual Report on Form 10-K for the year ended December 31, 2005 filed by Accredited Mortgage Loan REIT Trust filed with the Securities and Exchange Commission on April 12, 2005 (File No. 333-109964-02).

SERVICE MARKS AND TRADE NAMES

Accredited Home Lenders®, Home Funds Direct®, Axiom Financial Services®, FRONTDOOR® and their related logos are registered service marks of Accredited Home Lenders, Inc., a wholly-owned subsidiary of the registrant.

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

The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	changes in demand for, or value of, mortgage loans due to the attributes and mix of the loans we originate; the characteristics of our borrowers; and fluctuations in the real estate market, interest rates or the market in which we sell or securitize our loans;

•	the degree and nature of our competition;

•	a general deterioration in economic or political conditions;

•	our ability to protect and hedge our mortgage loan portfolio against adverse interest rate movements;

•	changes in government regulations that affect our ability to originate and service mortgage loans;

•	changes in the credit markets, which affect our ability to borrow money to originate mortgage loans;

•	our ability to employ and retain qualified employees;

•	our ability to adapt to and implement technological changes; and

•	the other factors referenced in this report, including, without limitation, under the sections entitled “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “ITEM 1B. Risk Factors.”

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

PART I

ITEM 1. Business

General Development of Our Business

Accredited Home Lenders Holding Co. is a mortgage company operating throughout the United States (US) and in Canada. Accredited originates, finances, securitizes, services, and sells non-prime mortgage loans secured by residential real estate. Founded in 1990, the company is headquartered in San Diego.

In May 2004, Accredited Home Lenders, Inc., formed a wholly-owned subsidiary, Accredited Mortgage Loan REIT Trust (the “REIT”), a Maryland real estate investment trust, for the purpose of acquiring, holding and managing real estate assets. Our intention is to hold all loans held for investment and related securitized bond financing activities in this trust. The REIT elected to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the REIT will generally not be subject to federal or state income tax to the extent that it timely distributes its taxable income to its shareholders and satisfies the real estate investment trust requirements and certain asset, income and share ownership tests are met. In August 2004, the REIT completed a public offering of 3,400,000 9.75% Series A Perpetual Cumulative Preferred Shares (“Series A Preferred Shares”), and in September and October 2004 sold an additional 693,678 Series A Preferred Shares pursuant to the exercise of the underwriters’ over-allotment option and a reopening of the public offering.

Accredited formed Accredited Home Lenders Canada (“AHLC”), its first wholly owned Canadian subsidiary in July of 2004 and funded its first Canadian mortgage loan in November that same year. AHLC is a mortgage banking company that originates and finances mortgage loans for Canadian borrowers who are not normally eligible for traditional prime mortgages from the major Canadian banks. AHLC is currently originating mortgage loans in the provinces of Alberta, British Columbia, Manitoba, Ontario and Quebec and has current plans to expand beyond those five provinces.

AHLC employs a staff of Account Executives who actively solicit mortgage loan applications from local mortgage loan brokers. The resulting applications are reviewed in AHLC’s headquarters office located in Richmond, British Columbia or the Toronto office where they are reviewed by underwriting and credit personnel and approved or rejected. All funding activities occur in the Richmond British Columbia office. Loan servicing and the liquidation of defaulted properties are handled by third-party vendors.

Major competitors to AHLC include Xceed Mortgage Corp. and Wells Fargo Financial Canada Corporation and to a lesser extent, GMAC Residential Funding of Canada Limited and Firstline Mortgages (a division of CIBC Mortgages, Inc.). Other competitors include Home Trust, Maple Trust, N-Brook and private money. Each of AHLC’s competitors specializes in providing mortgage financing for borrowers who do not qualify for traditional prime mortgages.

Description of Our Business

We are a mortgage banking company operating throughout the United States and in Canada that originates, finances, securitizes, services and sells non-prime mortgage loans secured by residential real estate. We focus on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. We originate loans primarily based upon the borrower’s willingness and ability to repay the loan and the adequacy of the collateral. Our experienced management team has developed incentive programs, technology tools and business processes that focus our employees on originating non-prime mortgage loans with the financial and other characteristics that generate profits for us. We believe that this business approach has contributed to our disciplined growth in both origination volume and profits.

In 2005, 90% and 10% of our loan originations were originated through our wholesale and retail channels, respectively. In 2005, approximately 12,000 brokers originated our wholesale loan originations. Prior to funding, each loan we originate is underwritten by our employees to confirm that the loan is priced commensurate with its risk as determined in accordance with our underwriting guidelines. We typically finance mortgage loans initially through one of nine different secured warehouse credit facilities or through an asset backed commercial paper facility. We repay the related borrowings under these credit facilities upon sale or securitization of the loans. As of March 6, 2006, these facilities provided us with approximately $5.2 billion of credit capacity.

We conduct an analysis to find and select the optimal loan disposition strategy. We have primarily disposed of our loans in whole loan sales and securitizations. During 2005, 2004 and 2003, we completed four, four, and three securitizations, totaling $4.2 billion, $3.3 billion and $1.2 billion, respectively, which were structured as financings. On all of the loans that we securitize, we retain the rights to service the loans.

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

•	Loan Origination/Origination Support. Our profit and loss tools promptly allocate to our loan origination teams both profits from performing loans as well as prospective losses from problem loans and recaptured premiums from loans that paid off early. This allocation affects the personal compensation of our loan origination staff. In addition, production managers are compensated on their profit and volume achievements. Because the information can be accessed directly by all origination support personnel through our technology tools, they have an immediate understanding of the financial impact of their decisions and therefore are motivated to act in the manner that benefits themselves and our company.

•	Underwriting. Bonuses are paid to our underwriting staff based not only upon the number of loans closed per person, but also upon the number of loans we sell at a profit. Loans that do not sell at full or anticipated value or that must be repurchased, count against this measure. Therefore, underwriters are motivated to accurately describe, correctly grade, and approve only loans that can be sold within 120 days of origination and that generate profits for our company.

•	Capital Markets. Our capital markets staff is compensated based upon their successful execution of the disposition strategy for the mortgage loans that management has formulated for that month. In addition, they are compensated based upon their ability to sell loans that fall outside of the normal underwriting guidelines.

•	Servicing. Our servicing employees are compensated based upon achieving assigned delinquency targets and loan loss rates, which motivates a proactive collections and liquidations approach.

•	Senior and Executive Management. Senior managers are compensated based upon our achievement of profit and other financial and operational goals set forth in an operating plan at the beginning of each year and approved by our board of directors. Our compensation committee is required to approve individual bonuses for certain senior managers based upon each manager’s contribution to our overall profitability.

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

Sharing information among our divisions gives each team the information it needs to optimize its performance. For example, our credit committee determines our underwriting guidelines and is composed of the Director of Capital Markets (who is responsible for loan disposition), the Director of Operations (who is responsible for underwriting and servicing, and maintaining underwriting guidelines), Director of Credit Risk and the President and Chief Operating Officer (who is responsible for, among other things, loan production). Others invited to make contributions to these policies may include the Director of Corporate Underwriting, the Manager of the Inventory Control Unit (which deals with problem loans), and the Director of Internal Audit and Quality Control. Our secondary marketing committee includes the Director of Operations, the Director of Capital Markets, the Secondary Marketing Manager, the Executive Vice President, as well as the Chief Financial Officer and Chief Executive Officer, to ensure that balance sheet considerations, secondary market considerations, loan performance objectives and marketing matters are all taken into account. These committees share information to optimize decisions, but the decisions are still made by functional managers.

Each division manager has access to division and team-level information from all other divisions. In addition to the incentives we provide to each division manager to achieve division-level profit objectives, the sharing of information also motivates each division to maximize its own profit compared to that of other divisions within the framework of our company’s overall goals.

We have structured our incentive system to emphasize both the importance of each division individually and also cross-division cooperation. Our account executives and loan officers are rewarded based upon originating profitable loans and our underwriting teams are rewarded based upon producing quality loans. For example, origination team personnel can process and present loans, but if the loans do not meet the quality standards of the corporate underwriting teams or the profit objectives of the origination team and division, the loans will not be approved or, if approved, will not be eligible for bonuses or commissions.

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

Mortgage Loan Origination

We have been originating non-prime mortgage loans since 1990 and have been funding such loans since 1993. In 2005, we originated $16.6 billion in mortgage loans in the United States and Canada. In 2005, 90% and 10% of our loan originations were originated through our wholesale and retail channels, respectively. In 2005, our wholesale loan originations were originated through approximately 12,000 brokers. As of December 31, 2005 these independent brokers throughout the United States and Canada work with 536 account executives in our 14 wholesale divisions. In 2005 and 2004 our top ten brokers represented in the aggregate approximately 6% of our total loan origination volume. As of December 31, 2005 our retail channel originates mortgages through our 418 loan officers working in our 46 retail locations and generates leads primarily through telemarketing, direct mail and the Internet.

The following table summarizes information regarding our total loan originations during the years ended December 31:

	2005	2004	2003
Aggregate Loan Production
Total originations (in thousands of dollars)	$16,582,640	$12,422,190	$7,958,309
Average principal balance per loan	$153,120	$136,997	$127,323
Combined weighted average initial LTV	90.2%	90.6%	89.1%
Net cost to originate(1)	1.6%	1.9%	2.1%

Aggregate Loan Production by Borrower Purpose
Cash-out refinance, including debt consolidation	51.2%	51.2%	52.4%
Purchase	47.0%	45.3%	38.5%
Rate and/or term refinance	1.8%	3.5%	9.1%

Wholesale Loan Production (2)
Total originations (in thousands of dollars)	$14,947,003	$11,217,528	$7,118,369
Percentage of total originations	90.1%	90.3%	89.4%
Average principal balance per wholesale loan	$155,917	$139,577	$128,727
Average volume production per account executive (in thousands of dollars)	$30,808	$26,666	$23,416
Combined weighted average initial LTV	91.1%	91.4%	89.7%

Retail and Other Loan Production
Total originations (in thousands of dollars)	$1,635,637	$1,204,662	$838,869
Percentage of total originations	9.9%	9.7%	10.5%
Average principal balance per retail loan	$131,548	$116,878	$116,542
Average volume production per loan officer (in thousands of dollars)	$4,246	$3,650	$3,884
Combined weighted average initial LTV(3)	82.7%	83.4%	84.4%

(1)	Net cost to originate loans is defined as total operating expenses, less loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes.
(2)	Represents wholesale originations and loans purchased from others.
(3)	Not inclusive of loans brokered to other lenders, in 2003.

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

We believe that one of the keys to our success is exceeding the expectations of our customers, whom we view as both brokers and borrowers for our wholesale operations. Accordingly, we are focused on improving our responsiveness to our customers. We intend to continue to:

•	add high-quality account executives to service wholesale brokers and their customers throughout our nationwide network;

•	provide specialized service levels to our top brokers, whom we call our “key accounts,” for each account executive;

•	focus on using technology and improving our processes to make our loan origination process more efficient; and

•	invest in the training and development of sales and operations personnel.

Our continued efforts to increase the profitability of our wholesale channel will center on the following initiatives. We will:

•	maintain policies and procedures designed to originate loans that adequately compensate us for the risk we take;

•	reduce our general and administrative costs by re-engineering our work flow process and improving our use of technology; and

•	improve the productivity of our account executives.

Retail Channel

Historically, a lesser percentage of our loan originations have been originated through our retail channel, Home Funds Direct. Home Funds Direct originates mortgage loans through two different organizational structures: branch and centralized retail.

As of December 31, 2005, our branch retail division originated non-prime mortgage loans through 42 branch locations throughout the United States, with 14 of the branches located in California. Our branch retail loan officers interact with borrowers in our branch locations, primarily through telemarketing, direct mail and Internet solicitations. Our branch retail loan officers are also encouraged to develop some personal loan referral sources. The proximity of the branch offices to certain of our prospective borrowers is helpful in closing the loans. As part of our efforts to manage the credit risk of loans originated in our branch retail offices, all loan underwriting, closing, funding and shipping are done centrally out of one of two divisional processing centers located in Anaheim, California and Burtonsville, Maryland. A typical branch retail office consists of approximately seven employees, including a branch manager, five loan officers and one loan processor.

We also originate loans through our four centralized retail offices, which, as of December 31, 2005, were located in California, Texas, Georgia and Kansas. Our centralized retail division operates with little expectation that there will be face-to-face contact with the borrower. The marketing concept is for loan officers in our centralized retail branches to use telemarketing and direct mail to reach prospective borrowers in target markets. These locations have a larger group of experienced personnel, and have the ability to fully process and underwrite loans, subject to our corporate underwriting oversight policies.

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

Our Underwriting Process and Guidelines

Each mortgage loan that we originate is underwritten prior to loan closing in accordance with our underwriting guidelines. We have developed underwriting processes and criteria that we believe generate high-quality non-prime loans. Our underwriting guidelines are designed to help us evaluate a borrower’s credit history, his or her capacity, willingness and ability to repay the loan, and the value and adequacy of the collateral. In addition, we review credit scores derived from the application of one or more nationally recognized credit-scoring models. Our underwriting philosophy is to analyze the overall situation of the borrower and to take into account compensating factors that may be used to offset certain areas of weakness, including employment stability, number of years at residence and disposable income. Based upon this analysis and the information derived from the Revenue Calculator, we determine loan terms and conditions to produce loans that we believe are appropriately priced and sized, meet our quality standards, and are profitable. In addition, our underwriters must determine what we believe to be a benefit to the borrower for each loan they underwrite. Our underwriting process and guidelines require a rigorous application review and documentation designed to maximize the value of our mortgage loans.

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

Our Underwriting Guidelines. Our underwriting guidelines are established by our credit committee, which is composed of the Director of Capital Markets, the Director of Operations and the President and Chief Operating Officer. Others invited to make contributions to these policies include the Director of Underwriting, the Director of Credit Risk, the Manager of the Inventory Control Unit, and the Director of Internal Audit and Quality Control. To the extent that an individual loan application does not meet our published underwriting guidelines, our loan origination teams and underwriters can make underwriting exceptions. Any losses on loans are allocated back to the origination team by our profit and loss accountability system. Loan exceptions are tracked in our data warehouse and the performance of loans with and without exceptions is monitored. We may, from time to time, apply underwriting criteria that are either more stringent or more flexible depending upon the economic conditions of a particular geographic market. We may, and have, also added non-traditional mortgage products such as loans with a 40 year amortization schedule.

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

Property Appraisals. A full appraisal of the property proposed to be pledged as collateral for the loan is generally required in connection with the origination of each first priority loan and each second priority loan greater than $50,000. Appraisals are performed by licensed, third-party, fee-based appraisers and include, among other things, an inspection of the exterior and interior of the subject property. Appraisals are also required to address neighborhood conditions, site and zoning status and the condition and value of improvements. Following each appraisal, the appraiser prepares a report, which includes a reproduction costs analysis, when appropriate, based upon the current cost of constructing a similar home and market value analysis based upon recent sales of comparable homes in the area. Appraisals generally conform to the Uniform Standards of Professional Appraisal Practice and must be on forms acceptable to Freddie Mac and Fannie Mae. Every appraisal is reviewed by our appraisal review department, by one of our qualified underwriters before the mortgage loan is funded, or by a non-affiliated appraisal review firm. The appraisal may not be more than 180 days old on the day the loan is funded. A second full appraisal is required for combined loan amounts and/or property values greater than $1,000,000. For second priority loans of $50,000 or less, “drive-by” appraisals alone are acceptable. The standard appraisal may be waived in favor of an Insured Automated Value Model (AVM) with a physical inspection, provided the loan meets certain criteria. The Insured AVM is effective for the life of the loan, is transferable, and provides an unbiased opinion of the property value. The Insured AVM process includes a Property Condition Report which is a drive-by inspection that verifies the collateral is conforming. The insurance certificate provides protection that minimizes loss severity in the event of Foreclosure.

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

Credit Classifications. A critical function of our underwriting process is to identify the level of credit risk associated with each applicant for a mortgage loan. We have established five principal classifications, “A+” to “C,” with respect to the credit profile of potential borrowers, and we assign a rating to each loan based upon these classifications. We have a sixth, generally inactive credit classification, called “C-”, which may be for a borrower with a current or recent foreclosure or bankruptcy. This sixth credit classification can be used on an exception basis with approval from executive management, and in 2005, 2004 and 2003, 0.3%, 0.2% and 0.1%, respectively, of our loans had this credit grade. We assign credit grades by analyzing mortgage payment history, consumer credit history, credit score, bankruptcy history, and debt-to-income ratio. Our standard for assigning credit grades are stricter for Lite Documentation and Stated Income programs than for Full Documentation programs, and we discourage credit grades below “B” for Lite Documentation and Stated Income programs.

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

Internal Audit and Quality Control. The Internal Audit and Quality Control department consists of 15 members located at our headquarters. The Director of Internal Audit and Quality Control reports to the CEO and Board of Directors and has direct access to the Audit Committee. The seven members of the department with internal audit and Sarbanes Oxley (SOX) compliance responsibilities conduct operational and financial audits of our business processes and coordinates with applicable business units to ensure the Company meets SOX 404 compliance. The Internal Audit staff has a total of 70 years of industry/audit experience for an average of 10 years. The six members of the department with quality control responsibilities have a total of 147 years for an average of 25 years of underwriting or industry related experience.

On behalf of the Board of Directors, the Internal Audit Department evaluates and supports the manner in which management upholds its responsibilities to: (1) safeguard the assets and income of the Company, (2) provide for reliable and timely financial statement and reporting of other critical information and (3) maintain compliance with ethical standards, policies, plans and procedures of the Company and with applicable laws and regulations. To accomplish these objectives, the Internal Audit Department reviews the system of internal controls and reports control deficiencies to senior management and the Audit Committee. An annual risk assessment is performed to determine the audit schedule, which is submitted for review and approval by the Audit Committee. The audit programs are developed to focus on perceived risks and opportunities for improving business and control processes. Additionally, to ensure compliance with SOX requirements, SOX testing activities are coordinated between Internal Audit, the SOX Compliance Manager, external resources, the Controller and the CFO. Deficiencies noted during the review of SOX testing are assessed for immediate remediation and results are reported to the Audit Committee and Disclosure Committee of the Corporation.

Each month, the Quality Control department reviews and re-underwrites a statistical sampling of all of the loans that are originated. The initial sample focuses on any loan with a first payment default or where fraud is suspected. The Quality Control department re-underwrites these loans, re-verifies the sources of income, re-verifies employment, and reviews the appraisals to ensure collateral values for the loans are supported. When fraud is suspected, the Quality Control department undertakes a comprehensive re-underwriting of not only that loan, but other targeted loans connected by broker, appraiser, or other parties to the transaction. Discretionary loan reviews are also performed monthly on non-performing assets. In addition, the Quality Control department performs specific loan tests to verify that loan originations comply with relevant regulatory requirements. The tests focus on verifying proper completion of borrower disclosures and other loan documentation, correct processing of all legally required documentation, and compliance with time frames imposed by applicable laws. All findings of the Quality Control department are reported on a regular basis to members of senior management, including the CEO, COO and Director of Operations and the Audit Committee of the Board of Directors. Management analyzes the results of the monthly Quality Control reviews as well as performance trends and servicing issues. Based upon this analysis, corrective actions are taken.

Loan Programs. We offer a range of non-prime mortgage and to a lesser degree Alt-A loan programs, including a variety of loan programs for first and second mortgages and several niche programs for 100% combined LTV (“CLTV”) and second mortgages. The key distinguishing features of each program are the documentation required, the LTV, the mortgage and consumer credit payment history, the property type and the credit score necessary to qualify under a particular program. Nevertheless, each program relies upon our analysis of each borrower’s ability to repay, the risk that the borrower will not repay us, the fees and rates we charge, the value of the collateral, the benefit we believe we are providing to the borrower, and the loan amounts relative to the risk we believe we are taking.

In general, our LTV maximums decrease with credit quality, and, within each credit classification, our LTV maximums vary depending on the property type. Our LTV maximums for loans secured by owner-occupied properties are higher than for loans secured by properties that are not owner-occupied. Our LTV maximums for Lite Documentation and Stated Income Programs are generally lower than the LTV maximums for corresponding Full Documentation programs. Our maximum debt service-to-income ratios range from 50% to 55% for Full Documentation Programs and from 45% to 55% for Lite Documentation and Stated Income Programs.

Our niche programs provide higher LTV’s and CLTV’s to borrowers in higher credit grades. Credit grades may be determined by the same criteria as in our standard programs, but may also be determined only on the basis of mortgage credit or credit score. Niche programs may be restricted as to property and occupancy types and documentation requirements.

Our loans in the US have payment schedules based upon an interest rate that is (1) constant over the life of the loan, commonly referred to as “fixed-rate mortgages” or “FRMs,” or (2) fixed for the initial six-months, two, three, five or seven years and adjusts after the initial fixed period and every six months thereafter, sometimes referred to as “adjustable-rate loans” or “ARMs.” Generally, the payments on our fixed-rate loans are calculated to fully repay the loans in 15 or 30 years. In the case of “balloon” loans, the payments are based on a 30-year or 40 year repayment schedule, with the unpaid principal balance due in a “balloon” payment at the end of 15 years or 30 years. The payments on our adjustable-rate loans are calculated to fully repay the loans in 30 years, with payment amount adjustments following interest rate adjustments. We currently offer five different ARMs programs: 2/28, 3/27, 5/25, 7/23 and 6-month. ARMs with a two-year initial fixed-rate period are commonly referred to as “2/28’s.” ARMs with a three-year initial fixed-rate period are commonly referred to as “3/27’s.” ARMs with an initial interest rate effective for the first six-month period are commonly referred to as “6-month” ARMs. Each of these ARM programs are also offered with a 40 year amortization period with a balloon feature that is due in 30 years. Our fixed-rate mortgages or adjustable-rate loans may have initial interest-only periods, typically five years, during which the monthly payments are limited to the amounts required to pay accrued interest due on the loans. At the end of the interest-only periods, the monthly payments are adjusted to fully repay the loans over their remaining 25-year terms. We expect the 40 year program to be a very popular option with our borrowers in the coming year. We do not currently offer, or expect to offer, an interest only option in conjunction with the 40 year due in 30 amortization program.

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

Our mortgage loans are made for the purpose of enabling our borrowers to purchase homes, refinance existing mortgage loans, consolidate debt and/or obtain cash for whatever purposes the borrowers’ desire. Our residential mortgage loans are secured by one-to-four unit primary residences, one-unit second homes, or one-to-four unit investment properties. Eligible property types are deemed to include single-family detached homes, semi-detached and attached homes, row or town homes, individual condominiums, individual units in planned-unit developments, manufactured housing, and leasehold estates. These collateral types are consistent with the Freddie Mac Seller-Servicer Guide for describing mortgage eligibility requirements. The mortgaged properties may be owner-occupied, second or vacation homes, or non-owner-occupied investment properties.

A substantial portion of our US loans include prepayment penalties. In 2005, 2004 and 2003, 75.8%, 82.9%, and 88.4%, respectively, of the loans we originated contained such penalties. Borrowers who agree to prepayment penalties generally receive lower interest rates and/or lower loan fees on their mortgage loans. Borrowers always retain the right to refinance their loans, but may have to pay a charge of up to six-months interest on 80% of the outstanding principal balance or 5% of the outstanding principal balance on the loan. Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and, prior to July 1, 2003, we relied on the federal Alternative Mortgage Transactions Parity Act (the “Parity Act”) and related rules issued by the Office of Thrift Supervision (the “OTS”) to preempt limitations on prepayment penalties in certain states. The Parity Act was enacted to extend to financial institutions other than federally-chartered depository institutions, the federal preemption which federally-chartered depository institutions enjoy. However, on September 25, 2002, the OTS released a rule that, as of July 1, 2003, ended our ability to rely on the Parity Act to preempt state restrictions on prepayment penalties, requiring us to comply with such restrictions. This may place us at a competitive disadvantage relative to financial institutions that continue to enjoy federal preemption of such state restrictions and are able to charge prepayment penalties without regard to such restrictions. As a result, they may be able to offer loans with more attractive interest rate and loan fee structures than we are able to offer. See “ITEM 1B. Risk Factors—Statutory and Regulatory Risks—We are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, and we may be unable to compete effectively with financial institutions that are exempt from such restrictions.” Additionally, all of our loans originated in Canada include prepayment penalty clauses.

Loan Production by Product Type. The following table sets forth information about our US loan production based upon product type during the years ended December 31:

Product Type	2005	2004	2003
ARM
2/28	50.3%	46.9%	16.2%
3/27	3.1	20.3	50.3
Forty-year	16.9	—	—
Other	1.0	0.6	—

Subtotal	71.3	67.8	66.5

FRM
Fifteen-year	0.7	1.4	1.8
Thirty-year	15.9	21.5	21.3
Balloons	11.1	8.0	9.2
Other	1.0	1.3	1.2

Subtotal	28.7	32.2	33.5

Total	100.0%	100.0%	100.0%

Product Type by Payment Feature	2005	2004	2003
Standard
Adjustable	58.8%	54.8%	66.0%
Fixed	27.5	31.0	33.5

Subtotal	86.3	85.8	99.5

Interest-Only
Adjustable	12.6	13.0	0.5
Fixed	1.1	1.2	—

Subtotal	13.7	14.2	0.5

Total	100.0%	100.0%	100.0%

Loan Production by Borrower’s Credit Score. The following table sets forth information about our US loan production based upon borrowers’ credit scores obtained from one or more of the three principal credit bureaus during the years ended December 31:

Credit Score	2005	2004	2003
Greater than 800	0.2%	0.1%	0.1%
751 to 800	4.0	3.3	2.8
701 to 750	11.8	10.5	9.0
651 to 700	27.4	27.7	25.2
601 to 650	30.6	33.9	34.0
551 to 600	16.1	16.3	19.5
501 to 550	9.6	7.9	9.1
451 to 500	0.2	0.1	0.2
Less than 451	0.1	0.2	0.1

Total	100.0%	100.0%	100.0%

Loan Production by Lien Position. The following table sets forth information about our US loan production based upon lien position during the years ended December 31:

Lien Position	2005	2004	2003
Firsts	90.9%	91.4%	92.8%
Seconds	9.1	8.6	7.2

Total	100.0%	100.0%	100.0%

Loan Production by Collateral Type. The following table sets forth information about our US loan production based upon collateral type during the years ended December 31:

Type of Collateral	2005	2004	2003
Single-Family Residence-Detached	68.4%	70.9%	74.6%
Multi-Unit/2 to 4	10.6	7.3	5.5
PUD	11.5	13.2	12.1
Condo	7.0	6.7	6.0
Other	2.5	1.9	1.8

Total	100.0%	100.0%	100.0%

Financing For Loan Originations

We typically finance mortgage loans initially through one of nine different secured warehouse credit facilities or through an asset backed commercial paper facility. We repay the related borrowings under these credit facilities upon sale or securitization of the loans. As of March 6, 2006, we had approximately $4.2 billion in warehouse credit facilities, all of which are committed and $1.0 billion of capacity available through the asset backed commercial paper facility. Maintaining a diversified group of lenders helps us from becoming dependent upon any one source of capital. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our interest expense on warehouse financing as a percentage of total interest expense during 2005, 2004 and 2003 was 38.2%, 46.0% and 55.7%, respectively.

Starting in the second quarter of 2005, Accredited began issuing commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities ranging from one to 180 days and also issued $40.0 million of subordinated notes maturing on May 25, 2010. In order to issue the debt, Accredited established a special purpose, bankruptcy remote Delaware statutory trust. The trust entered into agreements with third parties who act as back-up liquidity providers. The SLNs bear interest at customary commercial paper market rates, which vary depending on the prevailing market conditions. The capacity of this facility at December 31, 2005, was $1.0 billion of which $767.5 million was outstanding. For the year ended December 31, 2005, the average borrowings outstanding under this facility were $829.7 million, and the weighted average interest rate for the seven months the program was in place was approximately 3.97%. The facility is collateralized by mortgage loans held for sale or securitization and certain restricted cash balances.

Interest Generated By Warehoused Loans

We generate a portion of our total revenues from the interest we receive on a loan from the time we originate the loan until the time we sell or securitize the loan. This interest income as a percentage of total interest income for 2005, 2004 and 2003 was 35.2%, 43.1% and 57.3%, respectively. This income is partially offset by our borrowing costs under our warehouse credit facilities used to fund our loans for the same period.

Loan Disposition Strategy

We generate revenue primarily through the disposition of the loans we originate. We use a diversified loan disposition strategy to convert the quality loans we originate into revenue for our company. This strategy includes whole loan sales, loan sales with retained interests and securitizations. In 2005, 2004 and 2003, we sold and securitized a total of $15.7 billion $11.6 billion and $7.3 billion, respectively, of loans. Of these amounts, 73.0%, 71.7% and 83.1%, respectively, were whole loan sales and 27.0%, 28.3% and 16.9%, respectively, were securitized in transactions structured as a financing. Loan sales generated gain on sale revenues of $313.1 million, $283.6 million and $225.2 million, accounting for 55.1%, 60.4% and 66.5%, respectively, of our total net revenues for 2005, 2004 and 2003. We completed no securitizations structured as a sale during these periods.

Loan Disposition by Purchaser. Highlighting our diversified disposition strategy, the table below shows our primary purchasers for the year ended December 31, 2005 with comparative amounts for the years ended December 31, 2004 and 2003, their purchases of our whole loan sales, except as otherwise noted, and their purchases as a percentage of total loan sales and securitizations in each of the years ended December 31:

Name	2005	%	2004	%	2003	%
	(dollars in millions)
Household Mortgage Services	$2,714.4	17.3%	$2,190.1	19.0%	$1,664.2	22.8%
Friedman Billings Ramsey (FBR)	1,762.0	11.2	—	—	—	—
Residential Funding Corporation	1,555.4	9.9	192.8	1.7	308.2	4.2
Goldman Sachs	1,288.9	8.2	46.5	0.4	460.1	6.3
Morgan Stanley Mortgage Capital Inc	1,133.9	7.2	2,081.3	18.0	1,095.2	15.0
The CIT Group/Consumer Finance, Inc	579.7	3.7	421.1	3.6	373.0	5.1
Credit-Based Asset Servicing and Securitization LLC (C-BASS)	351.0	2.2	506.5	4.4	10.8	0.1
Credit Suisse Securities	234.2	1.5	472.5	4.1	512.3	7.0
Sovereign Bank	228.6	1.5	298.8	2.6	—	—
Chase Manhattan	186.6	1.2	114.6	1.0	114.2	1.6
All others	1,402.9	9.1	1,958.0	16.9	1,523.0	21.0

Total loan sales	11,437.6	73.0	8,282.2	71.7	6,061.0	83.1
Total securitizations	4,240.2	27.0	3,269.8	28.3	1,236.2	16.9

Total loan sales and securitizations	$15,677.8	100.0%	$11,552.0	100.0%	$7,297.2	100.0%

We evaluate the best disposition strategy for each pool of loans we originate, considering the market demand for our loans, our liquidity needs, our long-term profit objectives and our need to maintain strong relationships with our loan purchasers.

Whole Loan Sales

In a whole loan sale, we sell all right, title and interest in and to a pool of loans in exchange for cash in an amount equal to the full market value of the loans. All of our loan dispositions are made subject to an obligation to repurchase any loan that materially violates standard mortgage industry representations and warranties that we make in connection with our loan dispositions. In 2005, 73.0% of our loan dispositions were through whole loan sales and net gains from these sales were $313.1 million. To execute our whole loan sales strategy, we have established key relationships with a diversified group of sophisticated whole loan purchasers. We believe that this strategy increases our opportunity to sell during changing market conditions. As a result, the purchasers listed above include Wall Street investment banking firms that securitize, non-Wall Street mortgage banking firms, national and international banks that both hold loans and securitize, and large financial services companies that both hold and securitize loans.

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

Securitizations

As part of our diversified financing strategy, we access the asset-backed securitization market to provide long-term financing for our mortgage loans. In a securitization, we may sell or transfer a pool of loans to a trust and retain a residual interest for the right to receive future cash flow. The trust raises the cash purchase price of the loan pool by selling asset-backed securities, or notes, representing senior interests in the loans. The purchasers of these interests receive the principal collected on the loans plus a fixed or adjustable interest rate as stated in the particular note. The residual interest we retain entitles us to receive the interest income generated on the principal amount of the loans in the trust minus the interest paid to the purchasers of the loan interests, servicing, trust and other fees and losses on the loans, provided that certain overcollateralization requirements are met. Depending upon the structure of the asset-backed securities and the performance of the underlying mortgage loans, excess cash flow may not begin to be distributed to us for 12 months or more. As a result of the overcollateralization and certain other credit enhancement features, the trust is able to issue investment-grade, asset-backed securities.

While we continue to generate the majority of our earnings and cash flows from whole loan sales, securitizations will continue to contribute significantly to earnings and cash flows. Our securitization transactions will continue to be legally structured as sales, but for accounting purposes will be structured as financings. Accordingly, the loans remain on our balance sheet and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the securitization. This “portfolio-based” accounting closely matches the recognition of income with the actual receipt of cash payments.

During 2005, 2004 and 2003, we completed a total of four, four and three securitizations structured as financings in which debt securities totaling $4.2 billion, $3.3 billion and $1.2 billion, respectively, were issued. In 2004 we formed our REIT subsidiary to hold our investment in securitized assets.

Derivative Policies

See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

General Description of REIT’s Assets; Investment Policy

Retained Interests

Each retained interest owned by us represents ownership of the related securitization trust and the right to receive excess cash flow generated by the trust. This excess cash flow is derived from two sources: excess interest and return of over-collateralization.

Each retained interest is subordinate in right of payment to the related securitization noteholders. Each retained interest is in a “first loss position,” and the related securitization trust does not contain a source of funds to protect us against losses on the related mortgage loans.

Excess interest

Excess interest, if any, consists of interest collections on the related mortgage loans each month after (i) payment of related administrative fees, reimbursements and expenses, including servicing fees, backup servicing fees, trustee fees and expenses and insurer premium, and reimbursements and indemnification of the trustee and the insurer and (ii) payment of required distributions to holders of the related underlying notes.

Excess interest is generally required, among other things, to be used to distribute principal with respect to the related notes until the related notes reach the required over-collateralization amount (as described below).

Principal

Principal collections on the related mortgage loans will generally be distributed to the securitization noteholders in order to maintain the required level of over-collateralization for that securitization trust. To the extent that the over-collateralization amount has been permitted to step down (as described below), principal collections may instead be distributed to the related retained interest until the new required over-collateralization amount has been achieved.

Over-Collateralization

“Over-collateralization” for each securitization is the excess, if any, of the outstanding principal balance of the mortgage loans in the related mortgage pool over the principal balance of the related notes. Over-collateralization in each securitization trust is generally achieved by applying available excess interest in the initial years of operation of the securitization trust to make additional payments of principal on the related notes as necessary to maintain the over-collateralization amount at its required level. In some transactions the required over-collateralization amount was fully funded on the securitization’s closing date. If the level of over-collateralization applicable to a securitization trust in future periods falls below the applicable required over-collateralization amount, cash flows derived from excess interest thereafter will be applied to pay principal and interest on the related notes (and not be available to make distributions with respect to the related retained interests) unless and until once again the applicable required over-collateralization amount is reached.

The required over-collateralization amount for each mortgage pool may increase if delinquencies or losses on the related mortgage pool were to exceed certain specified levels. The required over-collateralization amount may decrease based upon the satisfaction of certain tests. No distributions will be made from the proceeds of the related mortgage loans to the related retained interest until the then-applicable required over-collateralization amount has been established and maintained.

Generally, to the extent that the cash flows which would otherwise be paid to a retained interest are being directed to the related notes to achieve or maintain the applicable required over-collateralization amount, the related retained interest will not receive any distribution from the related securitization trust. In addition, because the application of the cash flows to each retained interest are dependent upon the performance of the related mortgage loans, there may be material variations in the amount, if any, of the cash flow distributed on each retained interest from period to period, and there may be extended periods when no cash flow is received with respect to each retained interest. Any such variations in the rate or timing of receipt of distributions on each retained interest may adversely affect our ability to make dividend payments on the Series A Preferred Shares.

As described below under “The Mortgage Pools”, prepayments of principal and realized losses on the related mortgage loans will reduce the aggregate outstanding principal balance of such mortgage loans and therefore will reduce the aggregate amount of excess interest that could be generated by the mortgage loans. The aggregate amount of excess interest generated by the mortgage loans in a mortgage pool will decrease more significantly as a result of principal payments and realized losses on those mortgage loans with relatively high interest rates. If prepayments or liquidations occur with more frequency on mortgage loans in a mortgage pool having relatively higher interest rates than on mortgage loans in a mortgage pool having relatively lower interest rates, and the foregoing results in any of the related notes having their interest rate limited by any applicable available funds cap rate, then no excess interest will be generated by the portion of the aggregate principal balance of such mortgage loans equal to the principal balance of such class of notes. Reductions of the amount of excess interest generated by the mortgage loans in a mortgage pool will in turn reduce the aggregate amount of distributions on the related retained interests. In addition, the notes may be entitled to recover the amount of interest not paid on such classes because of the application of the applicable available funds cap rate, which may result in a reduction of the amount of excess interest that could be included among the amounts that may remain available for distribution to the holders of the retained interests.

Distributions on the retained interests in respect of principal collections on the mortgage loans are also sensitive to the rate and timing of principal payments and realized losses on the mortgage loans in the related mortgage pool. A rapid rate of principal payments on the mortgage loans in a mortgage pool could have the effect of accelerating distributions in respect of principal collections on the related retained interests, and a slow rate of payment could have the effect of decelerating distributions in respect of principal collections on the related retained interests. Generally, the retained interests will not be entitled to receive any distributions until the required over-collateralization amount has been met. Realized losses on the mortgage loans in the related mortgage pool will have the effect of reducing the over-collateralization, and therefore reducing the amount ultimately payable on the related retained interests.

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

Our front-end loan counselors begin calling borrowers whose accounts are past due between the 1st and 15th day depending upon their payment history. Once contact is established, we verify pertinent information and determine the reason for the delay in payment. For borrowers who are able to make their payments, we offer the ability to pay by phone or through electronic funds transfer. Pay by phone allows the borrower to remit the funds immediately or at an agreed later time in the month and avoids delays using the U.S. postal service. If a borrower indicates a problem that is not temporary or is of a serious nature, the call is promptly referred to a supervisor who will then evaluate the situation and initiate appropriate loss mitigation actions.

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

Servicing Department Infrastructure

We service our loans using a customized version of a configuration of Interlinq Loan Servicing software provided by Harland Financial Services. We also have additional software modules for the management of bankruptcy, foreclosure and REO processes. Our technology delivers helpful data regarding the loan and the borrower to the desktops of our servicing personnel. We also have all of our files electronically imaged so that our servicing personnel have access to each file without having to retrieve a paper file.

Monthly incentive plans are in place for all collections, loss mitigation and REO personnel and are tied directly to performance of the servicing portfolio. Both individual and team goals are used to encourage superior results and cooperation between unit members.

Ongoing training for our servicing personnel is provided regularly and covers major relevant topics within the servicing department. In the collection area, supervisors and managers monitor actual telephone calls by each collector on a monthly basis and follow up with one-on-one training and direction. In addition, scripts tailored to typical borrower circumstances are posted at each workstation to ensure the employee asks the appropriate questions for the type of delinquency situation the borrower is experiencing. Outside legal counsel conducts on site classes or seminars for the foreclosure and bankruptcy areas approximately on a quarterly basis. Title company representatives also provide on-site training on title issues from time to time.

All of our servicing functions are administered from our San Diego and Orlando service centers. The Orlando service center was opened in August of 2004 and currently performs primarily customer service and collection functions. Hours of operation for our servicing department are staggered to cover the different time zones where our borrowers and collateral properties are located. Collection personnel also work one or two Saturdays each month, depending upon the day of the week on which each month end falls. Evening and weekend hours are used to facilitate contact with borrowers that are otherwise unavailable during regular business hours.

Our Delinquency and Loss Experience

The following table sets forth information about the delinquency and loss experience of the mortgage loans we service, which are primarily loans we have originated and have been or may be securitized, for each of the years ended December 31.

In general, the table reflects, for 2005, delinquency percentages that are increasing, loss percentages that have held constant, but delinquency and loss levels in dollars that have increased as our servicing portfolio has increased in size. We do not expect to be able to maintain our delinquency and loss ratios at the current level as the average age of our portfolio increases, our product mix changes, and if general economic factors become less favorable.

	2005		2004		2003
	Amount	Delinquency Percentage(1)	Amount	Delinquency Percentage(1)	Amount	Delinquency Percentage(1)
	(dollars in thousands)
Total Servicing portfolio	$9,706,153		$6,731,581		$3,695,976

Delinquencies:
30-59 days	$75,310	0.8%	$33,134	0.5%	$8,954	0.2%
60-89 days	21,395	0.2%	8,295	0.1%	3,361	0.1%
90 or more days	34,389	0.4%	21,107	0.3%	13,214	0.4%
Foreclosures	79,687	0.8%	40,230	0.6%	28,367	0.8%

Subtotal	210,781	2.2%	102,766	1.5%	53,896	1.5%
Real estate owned(2)	28,928	0.3%	14,357	0.2%	10,699	0.3%

Total	$239,709	2.5%	$117,123	1.7%	$64,595	1.8%

Losses on servicing portfolio(3)	$22,193	0.3%	$17,505	0.3%	$17,678	0.6%

(1)	Percentage of servicing portfolio at year-end.

(2)	Based on the aggregate principal balance of the mortgage loans secured by mortgaged properties the title to which has been acquired through foreclosure, deed in lieu of foreclosure or similar process.
(3)	Percentages based upon average monthly servicing portfolio.

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

Competition in the industry can take many forms, including interest rate and cost of a loan, convenience in obtaining a loan, the underwriting requirements for a loan, customer service, amount and type of loan, and marketing and distribution channels. Additional competition has and may continue to lower the rates we can charge borrowers relative to our borrowing costs and potentially lower gains from cash-based whole loan trades and our net interest margin from securitizations. We believe we compete primarily based upon the quality of the service we provide to mortgage brokers, particularly those with whom we cultivate key account relationships. We guarantee turn-around times, offer coherent, presentable approvals, personal contact and a comprehensive menu of products for our customers. We endeavor to make it easier to do business with us than with our competitors. In exchange, we minimize yield spread premium to mortgage brokers, avoid unwarranted credit exceptions, and charge for the risk we take. Accordingly, our competitors may offer better financial terms to potential borrowers and we may be unable or unwilling to originate loans with comparable terms.

We believe that our competitive strengths are:

•	Growth Using Conservative Management Principles. We focus on originating high-quality loans and generating predominately cash earnings rather than non-cash gain on sale earnings. We have increased our loan originations and revenue every year since inception using our conservative management principles.

•	Profit-Based Business Model and Supporting Tools. We have created a culture that provides economic incentives to our employees to assess the risk in our loans correctly, report the risk accurately, and price the risk so as to assure both fairness to the borrower and profits to our company. We believe that our profit-oriented philosophy and technology tools give us a competitive advantage by directly rewarding our employees for contributing to our fundamental business goal of sustained profitability.

•	Experience. We have over 50 managers and executives with over 20 years of experience in consumer finance and non-prime mortgage lending. Each of our 14 wholesale and two retail divisions is run by a seasoned executive who is evaluated and compensated based upon the profitability, including a full allocation of corporate costs and loan losses, of the executive’s division.

•	Diversification. We have diversified our loan origination, financing and disposition channels. Our top ten brokers in 2005 represented in the aggregate approximately 6% of our total loan origination volume. As of December 31, 2005, we had nine separate warehouse facilities in addition to a $1.0 billion asset backed commercial paper facility. In 2005, we sold to an aggregate of 32 whole loan purchasers, and during 2005, 2004 and 2003, we successfully completed a total of eleven independent securitizations.

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

Regulation

The mortgage lending industry is highly regulated. Our business is regulated by the federal, state, provincial (Alberta, British Columbia, Manitoba and Ontario) and local government authorities and is subject to federal, state and local laws, rules and regulations, as well as judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws and regulations include, but are not limited to:

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

Employees

We employed 2,762 full-time employees as of December 31, 2005. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good. We have a policy of conducting a comprehensive employee opinion survey approximately every 24 months. We have conducted five such surveys so far and have won four Peter Barron Stark Awards for Workplace Excellence in 2000, 2001, 2003 and 2005.

Executive Officers

Our executive officers and their ages as of December 31, 2005 are as follows:

James A. Konrath, 59, co-founded our company and has served as our Chairman of the Board and Chief Executive Officer since its formation in 1990. In addition, Mr. Konrath served as our President from 1990 to 1998. Prior to founding our company, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Financial Services, Inc., where he managed over 1,900 people in more than 300 consumer finance offices, from 1986 to 1989. From 1983 to 1986, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Housing Services, where he founded a new subsidiary focused on manufactured housing loans. Mr. Konrath earned his Bachelor of Arts degree in Accounting with a minor in Economics from the University of Wisconsin—Whitewater in 1969.

Joseph J. Lydon, 47, has served as our President and Chief Operating Officer since May 1998 and as a director since July 2004. From February 1997 until that time, Mr. Lydon was our Director of Sales and Marketing. From 1993 to 1997, Mr. Lydon was the Executive Vice President for the western division of Ford

Consumer Finance, a division of The Associates First Capital Corporation. From 1977 to 1993, Mr. Lydon worked at Security Pacific Financial Services, Inc. where he ultimately became a Senior Vice President with full profit and loss responsibilities and oversight of six divisions. Mr. Lydon earned his Bachelor of Science degree in Management from Pepperdine University in 1991.

Stuart D. Marvin, 46, has served as our Executive Vice President since April 2005. Mr. Marvin oversees finance, capital markets and corporate communications. He has over 22 years of experience in the financial services and non-prime mortgage industry. Prior to joining Accredited, he was President, Corporate Operations and Chief Financial Officer for Aegis Mortgage Corporation and a partner at PriceWaterhouse Coopers, LLP focusing on mortgage banking and financial institutions. Mr. Marvin is a Certified Public Accountant and earned a Bachelor of Science degree with honors in accounting from Jacksonville (FL) University in 1982.

John S. Buchanan, 50, has served as our Chief Financial Officer since April 2001. Prior to joining us, Mr. Buchanan was Controller of GreenPoint Credit, a non-prime consumer finance entity, from 1998 to 2001. There, Mr. Buchanan was responsible for accounting, planning, financial analysis, cash management and facilities. From 1992 to 1998, Mr. Buchanan was Senior Vice President and Chief Financial Officer of GreenPoint Credit’s predecessor, BankAmerica Housing Services. From 1981 to 1990, Mr. Buchanan worked for Security Pacific Financial Services, Inc. where he ultimately became Vice President of Financial Planning and Analysis. Mr. Buchanan earned his Bachelor of Science degree in Business in 1978 from San Diego State University.

Jeffrey W. Crawford, 51, has served as our Director of Operations since January 1999. Mr. Crawford oversees the corporate underwriting, loan closing, post-closing and asset management/servicing departments. From 1994 to 1999, Mr. Crawford held various positions with Ford Consumer Finance, the most recent of which was Senior Vice President-Division Manager. From 1983 to 1994, Mr. Crawford was the Branch Manager, Director of Credit Scoring Systems, Assistant Vice President Administration and Vice President of Consumer Administration for Security Pacific Financial Services, Inc. Mr. Crawford earned his Bachelor of Science degree in Business from Iowa State University in 1977.

David E. Hertzel, 51, has served as our General Counsel since December 1995. Mr. Hertzel is responsible for regulatory compliance, licensing and qualification, corporate record-keeping, litigation, contract negotiation and all other legal matters. Prior to joining us, Mr. Hertzel was Vice President and Senior Counsel of American Residential Mortgage Corporation, from 1991 to 1994. From 1988 to 1991, he was Vice President and Senior Counsel of Imperial Savings Association. Mr. Hertzel earned his Juris Doctor degree from the University of Utah College of Law in 1980 and is a member of the State Bar of California.

Executive Offices

Our principal executive offices are located at 15090 Avenue of Science, San Diego, California 92128 (telephone number (858) 676-2100).

Access to SEC Filings

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

ITEM 1A. Risk Factors

You should carefully consider the following risks, together with other matters described in this Form 10-K in evaluating our business and prospects. If any of the events referred to below actually occur, our business, financial condition, liquidity and results of operations could suffer. In that case, the trading price of our common stock could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-K (including certain of the following risk factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 6 of this Form 10-K.

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

We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if an early payment default occurs on the loan after sale or in any sale or securitization if the loan materially violates our representations or warranties. During the year ended December 31, 2005 and 2004 loans repurchased totaled $72.3 million and $41.9 million, respectively, pursuant to these obligations. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate (30 or more days past due, including loans in foreclosure and converted into real estate owned) for our servicing portfolio was 2.5% at December 31, 2005. Historically, our delinquency rate has increased, and may increase in the future, as the mortgage loans in our portfolio age.

An increase in interest rates could result in a reduction in our loan origination volumes, an increase in delinquency, default and foreclosure rates and a reduction in the value of, and income from, our loans.

The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult.

•	Existing borrowers with adjustable-rate mortgages or higher risk loan products may incur higher monthly payments as the interest rate increases, or experience higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a loan, the value that we receive upon the sale or securitization of the loan decreases.

•	The cost of financing our mortgage loans prior to sale or securitization is based primarily upon the London Inter-Bank Offered Rate (“LIBOR”). The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first six months, or two, three or five years. If LIBOR increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 4.56% during the year ended December 31, 2005.

•	When we securitize loans or sell loans with retained interests, the value of and the income we receive from the loans held for investment subject to portfolio-based accounting and the mortgage-related securities we retain are also based on LIBOR to the extent the underlying loans have an adjustable interest rate. This is because the income we receive from these mortgage loans and mortgage-related securities is based on the difference between the fixed rates payable on the loans for the first two or three years, and an adjustable LIBOR-based yield payable to the senior security holders or loan purchasers. We also have interest rate risk when the loans become adjustable after their two or three year fixed rate period. This is due to the loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds.

Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

Our business may be significantly harmed by a slowdown in the economy or a natural disaster in the states of California or Florida, where we conduct a significant amount of business.

A significant portion of the mortgage loans we have originated, purchased or serviced has been secured by properties in California and Florida. During the year ended December 31, 2005, 19% and 11% of the principal balance of the loans we originated were collateralized by properties located in California and Florida, respectively. At December 31, 2005, 20% and 10% of the unpaid principal balance of loans we serviced were collateralized by properties located in California and Florida, respectively. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties in these states. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of loans held for sale and mortgage-related securities, as reflected in the Interest Rate Simulation Sensitivity Analysis in the section entitled Market Risk in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will not have offsetting gains or losses in loan values after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and recorded transactions or inaccurate assumptions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. See discussion under Market Risk in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our business requires a significant amount of cash and if it is not available our business will be significantly harmed.

Our primary sources of cash are our warehouse credit facilities, our commercial paper program and the proceeds from the sales and securitizations of our loans. We require substantial cash to fund our loan originations, to pay our loan origination expenses and to hold our loans pending sale or securitization. Also, as a servicer of loans, we are required to advance delinquent principal and interest payments, unpaid property taxes, hazard insurance premiums, and foreclosure and foreclosure-related costs. Our warehouse and commercial paper program credit facilities also require us to observe certain financial covenants, including the maintenance of certain levels of cash and general liquidity in our company.

As of December 31, 2005, we financed substantially all of our loans through nine separate warehouse lenders and our commercial paper program. Each of these facilities is cancelable by the lender for cause at any time and at least one is cancelable at any time without cause. These facilities generally have a renewable, one-year term. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, or if the lenders do not honor their commitments for any reason, we will have to curtail our loan origination activities. This would result in decreased revenues and profits from loan sales.

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

Our credit facilities contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

Our credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests and may prohibit inter-company dividends in certain circumstances. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

The covenants and restrictions in our credit facilities may restrict our ability to, among other things:

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

Our rights to cash flow from our loans held for investment subject to portfolio-based accounting are subordinate to senior interests and may fail to generate any cash flow for us if the mortgage loan payment stream only generates enough cash flow to pay the senior interest holders.

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

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2002, we had 1,294 employees and by December 31, 2005, we had 2,762 employees. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales, servicing and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

A significant majority of our originations of mortgage loans comes from independent brokers. During 2005, 90% of our loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

A loan that does not comply with these representations and warranties may take longer to sell, impact our ability to obtain third party financing, and be unsaleable or saleable only at a discount. If such a loan is sold before we detect a non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any such losses, either of which could reduce our cash available for operations and liquidity. We believe that we have qualified personnel at all levels and have established controls to ensure that all loans are originated to the market’s requirements, but we cannot assure you that we will not make mistakes, or that certain employees will not deliberately violate our lending policies. We seek to minimize losses from defective loans by correcting flaws if possible and selling or re-selling such loans. We also create allowances to provide for defective loans in our financial statements. We cannot assure you; however, that losses associated with defective loans will not harm our results of operations or financial condition.

If the prepayment rates for our mortgage loans are different than expected, our results of operations may be significantly harmed.

When a borrower pays off a mortgage loan prior to the loan’s scheduled maturity, the impact on us depends upon when such payoff or “prepayment” occurs. Our prepayment losses generally occur after we sell or securitize our loans and the extent of our losses depends on when the prepayment occurs. If the prepayment occurs:

•	within 12 to 18 months following a whole loan sale, we may have to reimburse the purchaser for all or a portion of the premium paid by the purchaser for the loan, again resulting in a loss of our profit on the loan; or

•	after we have securitized the loan or sold the loan in a sale, we lose the future income from that loan.

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the securitized loans we serviced during the year ended December 31, 2005, 30.0% were prepaid. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

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

The mortgage brokers from whom we obtain loans are subject to legal obligations which are parallel to, but separate from, the legal obligations that we are subject to as a lender. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, federal and state agencies have increasingly sought to impose such assignee liability.

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

For example, our board of directors is divided into three classes. At each annual meeting of stockholders, the terms of approximately one-third of the directors will expire, and new directors will be elected to serve for three years. The term of the first class expires at the 2007 annual meeting of stockholders, the term of the second class expires in 2008, and the term of the third class expires in 2006. Thus, it will take at least two annual meetings to effect a change in control of our board of directors because a majority of the directors cannot be elected at a single meeting, which may delay, discourage, prevent or make it more difficult or costly to acquire or effect a change in control, even if such a change in control would be favorable to our stockholders.

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

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

Our national headquarters is located in San Diego, CA and includes approximately 275,000 square feet in four buildings located in the same general area. The leases for these premises expire on various dates from December 31, 2006 to May 31, 2016. As of December 31, 2005, we leased an additional 57 properties in 23 states and two locations in Canada. These properties range in size from approximately 500 to 30,900 square feet with original lease terms varying from month-to-month to 8 years. We do not consider any specific leased location to be material to our operations. We believe that equally suitable alternative locations are available in all areas where we currently do business.

ITEM 3. Legal Proceedings

In December 2002, we were served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which we do business and the common law of unjust enrichment. The complaint alleges that we have a practice of misrepresenting and inflating the amount of fees we pay to third parties in connection with the residential mortgage loans that we fund. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid us to pay, or reimburse our payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to us for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid us and the amount we paid the third party and (2) a nationwide class of claimants with respect to an unjust enrichment cause of action included in the original complaint who, since November 19, 1997 paid money to us for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid us and the amount we paid the third party. The court conditioned its order limiting the statutory consumer fraud act claims to claimants in the State of Illinois on the outcome of a case pending before the Illinois Supreme Court in which one of the issues is the propriety of certifying a nationwide class based on the Illinois Consumer Fraud and Deceptive Business Practices Act. That case has now been decided in a manner favorable to our position, and, in light of this ruling, we intend to petition the Illinois Supreme Court for a supervisory order reversing the lower court’s class certification decision, the lower court having denied our motion for reconsideration of (a) the court’s order granting class certification and (b) the court’s denial of our request for leave to take an interlocutory appeal of such order. There has not yet been a ruling on that petition or the merits of either the plaintiffs’ individual claims or the claims of the class, and the ultimate outcome of this matter and the amount of liability, if any, which may result, is not presently determinable. We intend to continue to vigorously defend this matter and we do not believe it will have a material adverse effect on our business.

In January 2004, we were served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The named plaintiff is a former commissioned loan officer of ours, and the complaint alleges that we violated California and federal law by misclassifying the plaintiff and other non-exempt employees as exempt employees, failing to pay the plaintiff on an hourly basis and for overtime worked, and failing to properly and accurately record and maintain payroll information. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. We have been served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action. We have appealed the court’s denial of our motion to compel arbitration of the consolidated cases, and a resolution of that appeal is not expected before mid-2006. In the meantime, discussions are ongoing between the parties regarding potential settlement or mediation of the claims, and we have pursued and effected settlements directly with many current and former employees covered by the allegations of the complaints. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class. We do not believe these matters will have a material adverse effect on our business, but, at the present time, the ultimate outcome of the litigation and the total amount of liability is not determinable.

In June 2005, we were served with a complaint, Williams et al. v. Accredited Home Lenders, Inc., brought in United States District Court for the Northern District of Georgia. The two named plaintiffs are former commissioned loan officers of ours, and the complaint alleges that we violated federal law by requiring the plaintiffs to work overtime without compensation. The plaintiffs seek to recover, on behalf of themselves and other similarly situated employees, the allegedly unpaid overtime, liquidated damages, attorneys’ fees and costs of suit. A motion to certify a collective class has been filed, but a hearing date has not yet been set. There has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and the ultimate outcome of this matter and the amount of liability, if any, which may result, is not presently determinable. We intend to vigorously defend this matter and do not believe it will have a material adverse effect on our business.

In September 2005, we were served with a class action complaint, Phillips v. Accredited Home Lenders Holding Company, et al., brought in the United States District Court, Central District of California. The complaint alleges violations of the Fair Credit Reporting Act in connection with prescreened offers of credit which we have made. The plaintiff seeks to recover, on behalf of her and similarly situated individuals, damages, pre-judgment interest, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On January 4, 2006, plaintiff re-filed the action in response to the court’s December 9, 2005, decision granting our motion to (1) dismiss with prejudice plaintiff’s claim that our offer of credit failed to include the clear and conspicuous disclosures required by FCRA, (2) strike plaintiff’s request for declaratory and injunctive relief, and (3) sever plaintiff’s claims as to us from those made against other defendants unaffiliated with us. Plaintiff’s remaining claim is that our offer of credit did not meet FCRA’s “firm offer” requirement. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class. We intend to vigorously defend this matter. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on our business. The ultimate outcome of this matter and the amount of liability, if any, which may result, is not presently determinable.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock began trading on the NASDAQ National Market® under the symbol “LEND” on February 14, 2003. The following table provides the high and low sales prices of our common stock for the period indicated, as reported by NASDAQ.

	High	Low
Year ended December 31, 2005
Fourth quarter	$51.70	$31.36
Third quarter	$49.27	$34.31
Second quarter	$46.00	$34.29
First quarter	$50.75	$33.60
Year ended December 31, 2004
Fourth quarter	$50.49	$32.92
Third quarter	$42.02	$25.50
Second quarter	$39.90	$24.71
First quarter	$43.25	$29.13

As of March 13, 2006, there were 21,462,309 holders of record of our common stock. On March 13, 2006, the last sale price reported on the NASDAQ National Market for our common stock was $47.10 per share.

Dividends

We have not declared or paid any cash dividends on our common stock for the three years ended December 31, 2005, 2004 or 2003. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws, and other factors as the Board of Directors, in its discretion, deems relevant.

During 2004, the REIT sold an aggregate of 4,093,678 shares of its 9.75% Series A Perpetual Cumulative Preferred Shares in public offerings registered under the Securities Act of 1933. The REIT declared and paid third and fourth quarter cash dividends of $0.3317 per share and $0.609375 per share, respectively, on its 9.75% Series A Perpetual Cumulative Preferred Shares during 2004.

During 2005, the REIT declared and paid first, second, third and fourth quarter cash dividends of $0.609375 per share on its 9.75% Series A Perpetual Cumulative Preferred Shares.

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

Additional information regarding our stock option plans and plan activity for 2005, 2004 and 2003 is provided in our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 13 – Employee Stock and Benefit Plans.”

ITEM 6. Selected Financial Data

The following selected operating and balance sheet data for the years ended December 31, 2005, 2004 and 2003 and as of December 31, 2005 and 2004 have been derived from our audited consolidated financial statements, included elsewhere in this report. The selected operating and balance sheet data for the years ended December 31, 2002 and 2001 and as of December 31, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements, not included in this report.

You should read the information below along with other financial information and analysis presented in this report, including the section entitled “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this report.

	2005	2004	2003	2002	2001
	(dollars in thousands, except per share amounts)
Statement of Operations data:
Interest income	$610,107	$357,081	$178,982	$67,861	$27,714
Interest expense	$309,953	$134,211	$63,562	$27,891	$15,761
Provision for losses(6)	$62,892	$47,985	$17,165	$9,488	$2,477
Net interest income after provision(6)	$237,262	$174,885	$98,255	$30,482	$9,476
Gain on sale of loans(6)	$313,105	$283,580	$225,151	$114,696	$77,311
Total net revenues	$568,573	$469,603	$338,531	$155,219	$96,544
Total expenses	$301,177	$249,880	$171,969	$107,224	$66,562
Net income	$155,432	$130,778	$100,015	$28,797	$17,399
Basic earnings per share(7)	$7.37	$6.42	$5.61	$4.99	$3.36
Diluted earnings per share(7)	$7.07	$6.07	$4.97	$1.98	$1.32
Balance Sheet data:
Mortgage loans held for sale, net	$2,252,252	$1,790,134	$1,279,590	$972,349	$531,698
Loans held for investment, net	$7,195,872	$4,690,758	$2,086,868	$738,917	$—
Total assets	$9,853,246	$6,688,377	$3,501,417	$1,802,605	$603,038
Credit facilities and other short-term borrowings	$2,805,119	$2,204,860	$1,515,195	$962,285	$547,063
Securitization bond financing	$6,240,820	$3,954,115	$1,724,389	$732,823	$—
Convertible debt	$—	$—	$—	$3,000	$3,000
Redeemable, convertible preferred stock	$—	$—	$—	$5,113	$5,113
Minority interest in subsidiary preferred stock	$97,922	$97,922	$—	$—	$—
Total stockholders’ equity	$553,412	$362,555	$212,223	$58,009	$28,891
Other data:
Total mortgage loan originations	$16,582,640	$12,422,190	$7,958,309	$4,302,891	$2,324,398
Wholesale originations	$14,947,003	$11,217,528	$7,118,369	$3,900,186	$2,117,250
Retail and other originations	$1,635,637	$1,204,662	$839,940	$402,705	$207,148
Weighted average coupon rate of mortgage loan originations	7.77%	7.31%	7.65%	8.37%	9.32%
Weighted average credit score(2)	639	639	632	630	619
Total loan sales and securitizations	$15,677,829	$11,552,047	$7,297,206	$3,869,944	$1,939,950
Whole loan sales	$11,437,635	$8,282,215	$6,061,019	$3,044,890	$1,640,129
Mortgage loans securitized	$4,240,194	$3,269,832	$1,236,187	$749,215	$—
Loans sold with retained interests	$—	$—	$—	$75,839	$299,821
Average premium received on whole loan sales(3)	3.0%	3.7%	4.0%	4.0%	4.4%
Net cost to originate(1)	1.6%	1.9%	2.1%	2.3%	2.7%
Net interest income after provision as a percentage of net revenues(6)	41.7%	37.2%	29.0%	19.6%	9.8%
Total serviced loans at period end	$9,706,153	$6,731,581	$3,695,976	$2,268,498	$1,301,121
Total number of leased locations at period end	61	63	46	31	27
Total number of employees at period end	2,762	2,694	2,056	1,294	866
Asset Quality Data:
Total delinquent at period end(4)	2.5%	1.7%	1.8%	2.7%	5.5%
Annual losses on serviced portfolio as a percentage of average serviced assets	0.3%	0.3%	0.6%	0.9%	0.9%
Prepayment speed (CPR) on loans held for investment(5)	30.0%	27.8%	26.5%	27.6%	23.5%

(1)	Net cost to originate loans is defined as total operating expenses, less loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. Refer to our discussion of expenses in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the calculation of this percentage.
(2)	Represents borrower’s credit score at origination obtained from one or more of the three principal credit bureaus.
(3)	The average premium received on whole loan sales is computed based on the cash premiums received on whole loan sales, net of gains and losses on related derivatives. Refer to our discussion of gain on sale of loans in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the calculation of this percentage.
(4)	Delinquent is defined as loans that are 30 or more days delinquent, including loans in foreclosure and loans converted into real estate owned (REO).
(5)	The constant prepayment rate (CPR) represents a constant annualized rate of prepayment relative to the then outstanding principal balance of securitized mortgage loans, both on- and off-balance sheet.
(6)	We have changed the presentation of our consolidated statement of operations to report provision for losses on repurchases and provision for market reserve on loans held for sale as reductions to gain on sale of loans. Previously these amounts were included in provision for losses. The results for each of the five years ended December 31, 2005 have been reclassified to conform to this presentation.
(7)	We have never declared or paid cash dividends on our common stock.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be reviewed in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” on page 6 of this Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the section entitled “ITEM 1A. Risk Factors” and elsewhere in this report.

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

While we continue to generate the majority of our earnings and cash flows from whole loan sales, securitizations will continue to contribute significantly to earnings and cash flows. Our securitization transactions will continue to be legally structured as sales, but for accounting purposes will be structured as a financing. Accordingly, the loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the securitization. This “portfolio-based” accounting closely matches the recognition of income with the actual receipt of cash payments.

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

Results Of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Executive Summary

•	Net income was $155.4 million for the year ended December 31, 2005, or $7.07 per diluted share, an increase of 18.9% from $130.8 million, or $6.07 per diluted share in 2004.

•	The increase in net income was primarily driven by a 35.7% increase in net interest income after provision and a 10.4% increase in gain on whole loan sales. Whole loan sales of $11.4 billion during the year ended December 31, 2005, resulted in net gains on sale recorded of $313.1 million, representing an average premium of 3.0% in 2005, versus 3.7% for the same period in 2004.

•	Mortgage loan origination volume increased 33.5% from $12.4 billion for the year ended December 31, 2004 to $16.6 billion in 2005, and our serviced loans increased 44.2% from $6.7 billion at December 31, 2004 to $9.7 billion at December 31, 2005. This growth was achieved by penetrating new and further developing existing markets from December 31, 2004 to December 31, 2005.

•	Origination costs net of points and fees declined to 1.6% during the year ended December 31, 2005 from 1.9% during the same period in 2004.

•	Revenue from net interest income after provision increased from 37.2% of total net revenues for the year ended December 31, 2004 to 41.7% in 2005 reflecting the growth in net interest income after provision of 35.7% which outpaced our growth in gain on sale of loans of 10.4%.

Net Revenues

Net revenues and key indicators that affect our net revenues are as follows for the years ended December 31:

	2005	2004	Increase (Decrease)	% Change
	(dollars in thousands)
Interest income(1)	$610,107	$357,081	$253,026	70.9%
Interest expense(2)	(309,953)	(134,211)	(175,742)	130.9%

Net interest income	300,154	222,870	77,284	34.7%
Provision for losses(3)	(62,892)	(47,985)	(14,907)	31.0%

Net interest income after provision(3)	237,262	174,885	62,377	35.7%
Gain on sale of loans(3)	313,105	283,580	29,525	10.4%
Loan servicing income	10,681	6,689	3,992	59.7%
Other income	7,525	4,449	3,076	69.1%

Total net revenues	$568,573	$469,603	$98,970	21.1%

Net interest income after provision as percentage of net revenues	41.7%	37.2%
Gain on sale of loans as a percentage of net revenues	55.1%	60.4%
Mortgage loan originations	$16,582,460	$12,422,190	$4,160,271	33.5%
Whole loan sales	$11,437,635	$8,282,215	$3,155,420	38.1%
Mortgage loans securitized	$4,240,194	$3,269,832	$970,362	29.7%
Average inventory of mortgage loans	$7,982,176	$4,842,375	$3,139,801	64.8%
Interest income as a percentage of average inventory of mortgage loans	7.64%	7.37%
Average outstanding borrowings	$7,551,197	$4,643,232	$2,907,965	62.6%

(1)	Interest income includes prepayment penalty income and gains and losses from hedging activities.
(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.
(3)	We have changed the presentation of our consolidated statement of operations to report provision for losses on repurchases and provision for market reserve on loans held for sale as reductions to gain on sale of loans. Previously these amounts were included in provision for losses. The results for year ended December 31, 2004 have been reclassified to conform to this presentation.

Interest Income. Interest income increased 70.9% during 2005 from 2004 reflecting the 64.8% increase in our average inventory of mortgage loans during 2005 and an increase in the weighted average interest rates earned on mortgage loans during 2005 when compared to 2004. The increase in our average inventory of mortgage loans is due to higher loan origination volume during 2005 with an increase in loans retained on our balance sheet through four quarterly securitizations.

We currently expect interest income to continue to increase in 2006 primarily from growth in our securitization portfolio.

Interest Expense. The increase in interest expense during 2005 of 130.9% reflects an increase in our average outstanding borrowings, which increased from $4.6 billion during 2004 to $7.6 billion during 2005, or 62.6% and an increase in our average borrowing rates. The average rate on our warehouse lines increased from 3.08% during 2004 to 4.56% during 2005. In addition, the average rates on our securitizations increased from 2.75% during 2004 to 3.87% during 2005.

We currently expect interest expense to increase in 2006 as our borrowings increase to support our expected growth in our loan portfolio.

The components of our net interest margin are as follows for the years ended December 31:

	2005			2004
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(dollars in thousands)
Warehouse:
Interest income	$214,809	$2,842,441	7.56%	$154,043	$2,121,098	7.26%
Interest expense	(118,282)	2,593,336	(4.56)	(61,749)	2,005,828	(3.08)

Spread	96,527		3.00%	92,294		4.18%

Securitizations:
Interest income	395,298	5,139,735	7.69	203,038	2,721,277	7.46%
Interest expense	(191,671)	4,957,861	(3.87)	(72,462)	2,637,404	(2.75)

Spread	203,627		3.82%	130,576		4.71%

Net interest margin	$300,154	$7,982,176	3.76%	$222,870	$4,842,375	4.60%

The net interest spread for our warehouse loans declined from 4.18% in 2004 to 3.00% for 2005. This is due to a higher borrowing cost, which is indexed to either One-Month, or overnight LIBOR, which outpaced an increase in the average customer loan rate. This was the result of a flattening yield curve and increased competition from other lenders.

The net interest spread for our securitized loans declined from 4.71% during the year ended December 31, 2004 to 3.82% for the comparable period in 2005. The decline reflects higher cost of borrowings due to market interest rates increasing, partially offset by increases in coupon rate.

Provision for Losses. The provision for losses is comprised of the following for the years ended December 31:

	2005	2004	Increase (Decrease)	% Change
	(dollars in thousands)
Current year provision for:
Loans held for investment	$50,714	$44,008	$6,706	15.2%
Real estate owned	12,178	3,977	8,201	206.2%

Total provision for losses	$62,892	$47,985	$14,907	31.1%

Reserve balance at year end:
Loans held for investment	$106,017	$60,138	$45,879	76.3%

Principal balance at year end:
Loans held for investment	$7,321,607	$4,744,433	$2,577,174	54.3%

Reserve balance on loans as a percentage of the principal balance at year end	1.5%	1.3%

The 31.1% increase during 2005 in our total provision for losses results from the 54.3% increase during 2005 in our total mortgage loan principal balance. The increase in the total reserve balance on mortgage loans as a percentage of the principal balance outstanding at year-end from 1.3% at December 31, 2004 to 1.5% at December 31, 2005 is due primarily to higher default assumption used in determining our expected losses and aging of the portfolio.

We currently expect our total provision for losses to increase in 2006 commensurate with our average on-balance sheet loan portfolio and the increase in aged receivables.

Accredited monitors net interest income after provision as a percentage of net revenues in order to track its progress toward producing a predictable earnings stream from our securitization portfolio versus gain on sale revenue. The increase in net interest income after provision as percentage of net revenues from 37.2% in 2004 to 41.7% in 2005 reflects the growth in our securitized loan portfolio.

Gain on Sale of Loans. The components of the gain on sale of loans and the calculation of our average whole loan premium are as follows for the years ended December 31:

	2005		2004
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Gross gain on whole loan sales	$318,871		$308,288
Net gain (loss) on derivatives	21,601		(1,201)
Loans held for sale valuation allowance(1)	(18,472)		(12,814)
Net origination points and fees	38,940		32,120
Direct loan origination expenses	(47,835)		(42,813)

Total net gain on sale of loans	$313,105		$283,580

Gross gain on whole loan sales(2)	$318,871	2.8%	$308,288	3.7%
Net gain (loss) on derivatives	21,601	0.2	(1,201)	(0.0)

Premium received on whole loan sales	$340,472	3.0	$307,087	3.7

Less: Net cost to originate(3)		(1.6)		(1.9)

Net profit margin on whole loan sales		1.4%		1.8%

Whole loan sales	$11,437,635		$8,282,215

(1)	The previously reported amounts that were included in provision for loan losses have been reclassified to gain on sale to conform to 2005 presentation.
(2)	Reflects the cash premium that we receive on our whole loan sales. The percentage is determined by dividing the gain by whole loan sales.
(3)	Net cost to originate loans is defined as total operating expenses, less loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. Refer to our discussion of expenses below for the calculation of this percentage.

Gain on sale of loans increased 10.4% during 2005 from 2004 due to a higher volume of whole loan sales for cash, enabled by higher loan origination volume during 2005. Our average whole loan premiums, however, net of hedging gains and losses, decreased from 3.7% in 2004 to 3.0% in 2005 primarily from lower interest rate margins reflecting price competition in the non-prime mortgage origination market as money costs increased throughout the year.

Loan Servicing Income. Loan servicing income increased 59.7% during the year ended December 31, 2005 from the comparable period in 2004 due primarily to the increase in assets serviced on an interim basis on behalf of our whole loan sales customers and an increase in ancillary fees earned.

Other Income. Other income increased 179.3% during the year ended December 31, 2005 from the comparable period in 2004 due primarily to increases in interest income on bank accounts.

Operating Expenses. Operating expenses for the years ended December 31 are as follows:

	2005	2004	Increase	% Change
	(dollars in thousands)
Salaries, wages and benefits	$189,801	$160,822	$28,979	18.0%
General and administrative	55,840	47,505	8,335	17.5%
Occupancy	21,719	18,332	3,387	18.5%
Advertising and promotion	18,860	13,090	5,770	44.1%
Depreciation and amortization	14,957	10,131	4,826	47.6%

Total operating expenses	$301,177	$249,880	$51,297	20.5%

Total serviced loans at period end	$9,706,153	$6,731,581	$2,974,572	44.2%
Total number of employees at period end	2,762	2,694	68	2.5%

Salaries, Wages and Benefits. Salaries, wages and benefits increased 18.0% during 2005 due to 13% growth in the average number of employees during 2005, combined with increased amortization of deferred compensation expense related to the vesting of restricted stock unit grants made in the current and prior periods.

General and Administrative and Occupancy. General and administrative and occupancy expenses increased 17.8% during 2005 and reflect the 33.5% increase in loan origination volume, the 44.2% increase in our servicing portfolio and the 13% increase in the average number of employees.

Advertising and Promotion. Advertising and promotion expenses increased 44.1% during 2005 due primarily to increased spending on referrals and leads to support our growth in retail loan originations.

Depreciation and Amortization. Depreciation and amortization increased 47.6% during the year ended December 31, 2005 due to additional investments in technology and infrastructure to support the increase in our production and the number of employees during 2005.

Net Cost to Originate. We monitor our net cost to originate mortgage loans, as we believe that it provides a measurement of efficiency in our mortgage loan origination process. The calculation of this net cost to originate is as follows for the years ended December 31:

	2005	2004	% Change
	(dollars in thousands)
Total operating expenses	$301,177	$249,880
Add: deferred direct loan origination expenses(1)	65,234	57,113
Less: servicing cost(2)	(22,753)	(15,344)

Loan origination expenses	343,658	291,649
Less: deferred net origination points and fees(3)	(73,150)	(52,819)

Net cost to originate	$270,508	$238,830	13.3%

Total mortgage loan originations	$16,582,640	$12,422,190	33.5%
Net cost to originate as percentage of volume	1.6%	1.9%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with Financial Accounting Standard No. 91.
(2)	Servicing cost consists of direct expenses and allocated corporate overhead.
(3)	Deferred net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers on all loans originated during the period.

The reduction in our net cost to originate mortgage loans as a percentage of total mortgage loan origination volume from 1.9% in 2004 to 1.6% in 2005 is a result of the 33.5% increase in mortgage loan origination volume that outpaced our 13.3% increase in net cost to originate.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 38.1% for 2005 compared with 38.8% for 2004. The decrease in the effective tax rate is due primarily to the fact that dividends paid by the REIT, which were greater in 2005 than in 2004 due to a full year of operations for the REIT in 2005, to the preferred shareholders of the REIT are not subject to federal or state tax at the corporate level. This benefit will continue in future years. The two major components of our effective tax rate are the Federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. Changes in the effective state tax rate occur due to changes in our business activities in various states, the various states’ tax structures and rates, causing a slight benefit in 2005 when compared to 2004.

REIT Operating Results. Net revenues for the REIT were $195.3 million for the year ended December 31, 2005, resulting primarily from net interest income after provision for losses from securitizations. The REIT incurred expenses of $25.7 million for the same period related to servicing and management fees charged by AHL in accordance with an administration and servicing agreement between the two parties. Resulting net income for the same period was $169.6 million.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Executive Summary

•	Net income was $130.8 million in 2004, or $6.07 per diluted share, an increase of 30.8% from $100.0 million in 2003.

•	This was driven by a 56.1% growth in loan origination volume, from $8.0 billion in 2003 to $12.4 billion in 2004, and an 82.1% growth in our serviced loans from $3.7 billion in 2003 to $6.7 billion in 2004.

•	Growth was achieved by increasing offices by 17 locations, or 37.0%, during 2004 and penetrating new and existing markets through 638 new employees.

•	Whole loan sales of $8.3 billion resulted in gains recorded of $283.6 million, representing an average premium of 3.7% in 2004, versus 4.0% in 2003.

•	Origination costs net of points and fees declined to 1.9% during 2004 from 2.1% during 2003.

•	With our mix of revenue from net interest income after provision increasing from 29.0% of total net revenues in 2003 to 37.2% in 2004, we continued to make progress toward our goal of establishing a more consistent stream of earnings.

Net Revenues

Net revenues and key indicators that affect our net revenues are as follows for the years ended December 31:

	2004	2003	Increase (Decrease)	% Change
	(dollars in thousands)
Interest income(1)	$357,081	$178,982	$178,099	99.5%
Interest expense(2)	(134,211)	(63,562)	(70,649)	111.1%

Net interest income	222,870	115,420	107,450	93.1%
Provision for losses(3)	(47,985)	(17,165)	(30,820)	179.6%

Net interest income after provision(3)	174,885	98,255	76,630	78.0%
Gain on sale of loans(3)	283,580	225,151	58,429	26.0%
Loan servicing income	6,689	7,645	(956)	(12.5)%
Other income	4,449	7,480	(3,031)	(40.5)%

Total net revenues	$469,603	$338,531	$131,072	38.7%

Net interest income after provision as percentage of net revenues	37.2%	29.0%
Gain on sale of loans as a percentage of net revenues	60.4%	66.5%
Mortgage loan originations	$12,422,190	$7,958,309	$4,463,881	56.1%
Whole loan sales	$8,282,215	$6,061,019	$2,221,196	36.6%
Mortgage loans securitized	$3,269,832	$1,236,187	$2,033,645	164.5%
Average inventory of mortgage loans	$4,842,375	$2,338,383	$2,503,992	107.1%
Interest income as a percentage of average inventory of mortgage loans	7.37%	7.65%
Average outstanding borrowings	$4,643,232	$2,243,688	$2,399,544	106.9%

(1)	Interest income includes prepayment penalty income and gains and losses from hedging activities.
(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.
(3)	We have changed the presentation of our consolidated statement of operations to report provision for losses on repurchases and provision for market reserve on loans held for sale as reductions to gain on sale of loans. Previously these amounts were included in provision for losses. The results for years ended December 31, 2004 and 2003 have been reclassified to conform to this presentation.

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

The net interest spread for our loans held for investment remained relatively constant for 2004 and 2003 as both income and expenses as a percentage of average balances declined only 0.01%. A decline in the average coupon of loans outstanding was mostly offset by higher prepayment penalties, which resulted in a slight decline in the yield. Cost of borrowings was also slightly lower, even though market interest rates increased, due to a greater mix of variable rate bonds to fixed rate bonds in 2004.

Provision for Losses. The provision for losses is comprised of the following for the years ended December 31:

	2004	2003	Increase (Decrease)	% Change
	(dollars in thousands)
Current year provision for:
Loans held for investment	$44,008	$15,718	$28,290	180.0%
Real estate owned	3,977	1,447	2,530	174.8%

Total provision for losses	$47,985	$17,165	$30,820	179.6%

Reserve balance at year end:
Loans held for investment	$60,138	$21,761	$38,377	176.4%

Principal balance at year end:
Loans held for investment	$4,744,433	$2,093,900	$2,650,533	126.6%

Reserve balance on loans as a percentage of the principal balance at year end	1.3%	1.0%

The 179.6% increase during 2004 in our total provision for losses results from the 126.6% increase during 2004 in our total mortgage loan principal balance. The increase in the total reserve balance on mortgage loans as a percentage of the principal balance outstanding at year end from 1.0% at December 31, 2003 to 1.3% at December 31, 2004 is due primarily to higher default and severity assumptions used in determining our expected losses.

Accredited monitors net interest income after provision as a percentage of net revenues in order to track its progress toward producing more stable, predictable earnings from our loan portfolio versus gain on sale revenue. We estimate that this ratio is also representative of the portfolio’s contribution to profitability. The increase in net interest income after provision as percentage of net revenues from 29.0% in 2003 to 37.2% in 2004 reflects the growth in our securitized loan portfolio of 126.6%.

Gain on Sale of Loans. The components of the gain on sale of loans and the calculation of our average whole loan premium are as follows for the years ended December 31:

	2004		2003
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Gross gain on whole loan sales	$308,288		$253,349
Net loss on derivatives	(1,201)		(8,207)
Loans held for sale valuation reserve(1)	(12,814)		(18,959)
Net origination points and fees	32,120		36,230
Direct loan origination expenses	(42,813)		(37,262)

Total net gain on sale of loans	$283,580		$225,151

Gross gain on whole loan sales(2)	$308,288	3.7%	$253,349	4.2%
Net loss on derivatives	(1,201)	(0.0)	(8,207)	(0.2)

Premium received on whole loan sales	$307,087	3.7	$245,142	4.0

Less: Net cost to originate(3)		(1.9)		(2.1)

Net profit margin on whole loan sales		1.8%		1.9%

Whole loan sales	$8,282,215		$6,061,019

(1)	The previously reported amounts that were included in provision for loan losses have been reclassified to gain on sale to conform to 2005 presentation.
(2)	Reflects the cash premium that we receive on our whole loan sales. The percentage is determined by dividing the gain by whole loan sales.
(3)	Net cost to originate loans is defined as total operating expenses, less loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. Refer to our discussion of expenses below for the calculation of this percentage.

Gain on sale of loans increased 26.0% during 2004 from 2003 due to a higher volume of whole loan sales for cash, enabled by higher loan origination volume during 2004. Our average whole loan premiums, however, net of hedging gains and losses, decreased from 4.0% in 2003 to 3.7% in 2004 primarily from lower interest rate margins reflecting price competition in the non-prime mortgage origination market as money costs increased throughout the year.

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

Depreciation and Amortization. Depreciation and amortization increased 108.7% during 2004 due to additional investments in technology and infrastructure to support the increase in the number of employees and offices during 2004.

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

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 38.8% for 2004 compared with 40.0% for 2003. The decrease in the effective tax rate is due primarily to the fact that dividends paid by the REIT to the preferred shareholders of the REIT are not subject to federal or state tax at the corporate level. This benefit will continue in future years. The two major components of our effective tax rate are the Federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state. Changes in the effective state tax rate occur due to changes in our business activities in various states, the various states’ tax structures and rates, causing a slight benefit in 2004 when compared to 2003.

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

Liquidity And Capital Resources

As a mortgage banking company, our cash requirements include the funding of mortgage loan originations, interest expense on and repayment of principal on credit facilities and securitization bond financing, operational expenses, servicing advances, hedging margin requirements, and tax payments. Our cash requirements also included the funding of quarterly dividends on preferred shares issued by our REIT subsidiary. We fund these cash requirements with cash received from loan sales, borrowings under warehouse credit facilities and asset backed commercial paper and securitization bond financing secured by mortgage loans, cash distributions from our mortgage-related securities, interest collections on loans held for sale and loans held for investment, servicing fees and other servicing income, and points and fees collected from the origination of loans.

Our liquidity strategy is to maintain sufficient and diversified warehouse credit facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to maintain the ability to execute our own securitizations. This provides us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate. Net cash used in operating activities totaled $4.8 billion, $3.9 billion and $1.8 billion during 2005, 2004 and 2003, respectively. The negative cash flow for these years reflects primarily our funding of loans held for sale and investment that are either not entirely sold in the same period or financed with proceeds reported in our cash flows from financing activities.

Warehouse Facilities

We use our various warehouse credit facilities to finance the actual funding of our loan originations. We then sell or securitize our mortgage loans generally within one to four months from origination and pay down the warehouse credit facilities with the proceeds. At December 31, 2005, we had voluntary and recoverable warehouse line paydowns of $311.7 million that increased our warehouse line availability by a corresponding amount. These voluntary and recoverable warehouse line paydowns plus cash of $44.7 million brought our total liquidity to $356.4 million at December 31, 2005. All of our current warehouse credit facilities are committed lines, which means that the lender is obligated to fund up to the committed amount subject to our meeting various financial and other covenants. Although currently all committed, in the future we may choose to maintain a portion of our warehouse lines, on an uncommitted basis, which means that the lender may fund the uncommitted amount at its discretion. The majority of our current warehouse credit facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documents.

Except as otherwise noted below, all of our warehouse credit facilities accrue interest at a rate based upon One-Month LIBOR plus a specified spread and as of March 6, 2006 have other material terms and features as follows:

Warehouse Lender	Committed Amount	Uncommitted Amount	Total Facility Amount	Maximum Portion Available for Wet Funding	Expiration Date
	(in millions)
Lehman Brothers Bank, FSB	$500	$—	$500	$110	April 7, 2006
Residential Funding Corporation	300	—	300	150	Jan 31, 2007
Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc	650	—	650	163	Jul 31, 2007
HSBC Mortgage Services Warehouse Lending Inc.	40	—	40	40	Nov 30, 2006
IXIS Real Estate Capital Inc. (CDC)	600	—	600	240	Jul 31, 2006
Credit Suisse First Boston Mortgage Capital LLC	600	—	600	240	Dec 29, 2006
Goldman Sachs Mortgage Company	660	—	660	120	Dec 15, 2007
Merrill Lynch Canada Capital Inc	172	—	172	—	Jun 29, 2006
Merrill Lynch Bank USA	650	—	650	260	Feb 14, 2007

Total	$4,172	$—	$4,172	$1,323

Certain of our credit facilities include sublimits for aged and delinquent loans, as well as for real estate owned (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure) and subordinated asset-backed bonds.

Our warehouse and other credit facilities contain customary covenants including maximum leverage, minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if we default under one facility, it would generally trigger a default under our other facilities. As of December 31, 2005, we were in compliance with all covenant requirements for each of the facilities.

Asset Backed Commercial Paper Facility

Starting in the second quarter of 2005, Accredited began issuing commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities ranging from one to 180 days and also issued $40.0 million of subordinated notes maturing on May 25, 2010. In order to issue the debt, Accredited established a special purpose, bankruptcy remote Delaware statutory trust. The trust entered into agreements with third parties who act as back-up liquidity providers. The SLNs bear interest at customary commercial paper market rates, which vary depending on the prevailing market conditions. The capacity of this facility at December 31, 2005, was $1.0 billion of which $767.5 million was outstanding. During the year ended December 31, 2005, the average borrowings outstanding under this facility since inception were $829.7 million, and the weighted average interest rate was approximately 3.97%. The facility is collateralized by mortgage loans held for sale or securitization and certain restricted cash balances.

REIT Activity

At December 31, 2005 the REIT had cash of $6.2 million, an increase of $2.1 million from December 31, 2004. During the year ended December 31, 2005, net cash provided by operating activities totaled $151.8 million, net cash provided by investing activities totaled $2.0 billion and net cash used in financing activities totaled $2.1 billion.

In February, May, August and November 2005, we completed securitizations containing $917.2 million, $1.0 billion, $1.1 billion and $1.2 billion, respectively, of first and second priority residential mortgage loans through the REIT. The securitizations utilized a senior/subordinated structure consisting of senior and subordinated notes with a final stated maturity date in approximately thirty years. The securitizations are structured as a financing; therefore, both the mortgage loans and the debt represented by the notes will remain on our consolidated balance sheet. We used the proceeds from these securitizations primarily to repay warehouse financing for the mortgage loans.

In March, June, September and December of 2005, the REIT’s board of trustees declared a quarterly cash dividend on the preferred shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15, September 15 and December 15, which aggregated $10.0 million for the year ended December 31, 2005.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock. At December 31, 2005, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at December 31, 2005, the REIT’s current annual dividend obligation totals $10.0 million.

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

Derivative Instruments and Hedging Activities

As part of our interest rate management process, we use derivative financial instruments such as Eurodollar futures and options on Eurodollar futures. In connection with our securitizations structured as financings, we entered into interest rate cap and interest rate swap agreements. It is not our policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

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

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our mortgage loans held for sale, loans held for investment and the related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive financial assets and liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our loans as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. We are exposed to interest rate risk from the time the loans are funded to the time the loans are settled because the interest paid on the various warehouse facilities is based on the spot One-Month LIBOR rate. The interest rate risk associated with the interest expense paid on the various warehouse facilities has been included based on the average holding period from the time of funding to settlement. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of December 31, 2005:

	+50 bp	+100 bp	-50 bp	-100 bp
	(In thousands)
Change in fair value of:
Mortgage loans committed and held for sale	$(33,157)	$(65,735)	$33,755	$68,128
Derivatives related to mortgage loans committed and held for sale	31,075	62,150	(31,075)	(62,150)
Warehouse debt and asset backed commercial paper	(1,698)	(3,396)	1,698	3,396
Securitized debt subject to portfolio-based accounting and mortgage-related securities	(40,516)	(80,592)	41,005	82,559
Derivatives related to securitized debt subject to portfolio-based accounting and mortgage-related securities	37,428	75,505	(36,526)	(71,660)

Total	$(6,868)	$(12,068)	$8,857	$20,273

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

Our February 2005, May 2005, August 2005, and November 2005 securitizations significantly increased our securitization bond financing balance from the balance at December 31, 2004. The following table summarizes our contractual obligations, excluding future interest, at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Credit facilities	$2,805,119	$2,765,119	$—	$40,000	$—
Securitization bond financing(1)	6,240,820	2,323,851	2,404,466	794,975	721,060
Operating lease obligations	90,643	14,241	28,421	19,255	28,726

Total	$9,136,582	$5,103,211	$2,432,887	$854,230	$749,786

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes and the assets sold to these issuers are not available to satisfy claims of Accredited’s creditors. The noteholders’ recourse is limited to the pledged collateral.

Off-Balance Sheet Financing Arrangements

In the normal course of business, in order to meet the financing needs of our borrowers, we are a party to various financial instruments with off-balance sheet risk. These financial instruments primarily represent commitments to individual borrowers to fund their loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. We quote interest rates to borrowers which are generally subject to change by us. Although we make every effort to honor such quotes, the quotes do not constitute interest rate lock commitments. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various conditions. These commitments to fund individual borrower loans totaled $604.6 million as of December 31, 2005.

During 2002, 2001 and 2000, Accredited sold to a third-party investor (and former related party), $75.8 million, $299.8 million and $321.0 million, respectively, of mortgage loans originated or acquired by Accredited. At December 31, 2002, the related party had a beneficial ownership interest in Accredited related to a convertible debt facility that existed at that date. Subsequently, all ownership and beneficial ownership interest were sold in connection with the Offering in 2003, ceasing the related party relationship. The loans were sold pursuant to three separate commitments, each for a twelve-month period different from the calendar year. Pursuant to the agreement with the investor, Accredited is entitled to receive payments based upon the amount of excess cash flows generated by Accredited’s sold loans under each commitment. The excess cash flows consist of the interest paid by the obligors of Accredited’s sold loans, less the sum of a specified yield payable to the investor, servicing fees and credit losses on Accredited’s sold loans. In general, if credit losses result in a negative excess cash flow, Accredited is obligated to pay the shortfall to the investor; provided, that Accredited is not obligated to reimburse the investor for credit losses in excess of 10% of the aggregate outstanding principal balance of the mortgage loans purchased by the investor under each commitment. The aggregate outstanding principal balance of the mortgage loans purchased by the investor totaled $90.2 million at December 31, 2005. Accredited is also entitled to all prepayment penalties collected, as long as the rate of prepayments stay below certain thresholds. Should the thresholds be exceeded, then Accredited must share the prepayment penalties collected with the investor.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock. At December 31, 2005, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at December 31, 2005, the REIT’s current annual dividend obligation totals $10.0 million.

Inflation

Inflation affects us most significantly in the area of loan originations by affecting interest rates. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation) and decrease during periods of low inflation. Inflation did not have a material impact on our operations during 2005, 2004 or 2003.

Critical Accounting Policies

Accounting for Our Loan Sales

We generally sell our loans in transactions that are accounted for in our financial statements as securitizations structured as a financing or whole loan sales.

We completed four securitizations during each of the years ended December 31, 2005 and 2004, which were structured as financings. The transactions were legally structured as sales of mortgage loans, but for accounting purposes were treated as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. When we enter into a securitization structured as a financing, the loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction.

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

Estimates

The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, our management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates. The following areas require significant judgments by management:

•	lower of cost or market valuation allowance

•	provision for losses

•	interest rate risk, derivatives and hedging strategies

•	income taxes

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of amortized cost or fair value. We estimate fair value by evaluating a variety of market indicators including recent trades, outstanding commitments or current investor yield requirements. We also accrue for liabilities associated with loans sold, which we may be requested to repurchase due to breaches of representations and warranties and early payment defaults. As these estimates are influenced by factors outside of our control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change.

Provisions for Losses

We provide market valuation adjustments on certain nonperforming loans and real estate owned. These adjustments are based upon our estimate of expected losses, calculated using loss severity and loss frequency rate assumptions, and are based upon the value that we could reasonably expect to obtain from a sale, other than in a forced or liquidation sale. An allowance for losses on mortgage loans held for investment is recorded in an amount sufficient to maintain appropriate coverage for probable losses on such loans. The provision for losses also includes net losses on real estate owned. We periodically evaluate the estimates used in calculating expected losses, and adjustments are reported in earnings. As these estimates are influenced by factors outside of our control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which also supersedes APB 25, Accounting for Stock Issued to Employees. The revised standard eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and eliminates the disclosure only provisions of SFAS No. 123. The compliance date for the revised standard was extended by the Securities and Exchange Commission (the “SEC”) in April 2005. The revised standard applies to all awards granted after December 31, 2005 and requires the recognition of compensation expense in the financial statements for all share-based payment transactions subsequent to that date. The revised standard also requires the prospective recognition of compensation expense in the financial statements for all unvested options after January 1, 2006. The adoption of SFAS 123R is not expected to be materially different from the pro forma expense disclosed. However, future changes to the various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of stock-based compensation expense realized. We will adopt SFAS 123R on January 1, 2006.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2005 and December 31, 2004 and for each of the three years in the period ended December 31, 2005 and the Reports of Independent Registered Public Accounting Firms of Grant Thornton LLP and Deloitte & Touche LLP are included in this Form 10-K beginning on page F-1. We have fully and unconditionally guaranteed certain payments in respect of approximately $102.3 million in aggregate liquidation preference of 9.75% Series A Perpetual Cumulative Preferred Shares issued by Accredited Mortgage Loan REIT Trust (the “REIT”), one of our subsidiaries. In accordance with the rules of the Securities and Exchange Commission, audited financial statements of the REIT as of December 31, 2005 and 2004 and for the year ended December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004, are also included in this Form 10-K beginning on page F-40.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control – Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act have been included as Exhibits 31.1 and 31.2 in the Company’s Form 10-K.

No changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-14(c) have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Accredited Home Lenders Holding Co.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Accredited Home Lenders Holding Co. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Accredited Home Lenders Holding Co. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Accredited Home Lenders Holding Co. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Accredited Home Lenders Holding Co. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Accredited Home Lenders Holding Co. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year then ended and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, California

March 10, 2006

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Except as set forth in the next sentence, the information required by this item is incorporated by reference from the information under the captions “Proposal No. 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Accredited’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with Accredited’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”). Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from the Proxy Statement under the heading “Executive Compensation and Other Matters.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We currently maintain six compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants. These consist of the 1995 Stock Option Plan, the 1995 Executive Stock Option Plan, the 1998 Stock Option Plan, the 2002 Stock Option Plan(1), the 2002 Employee Stock Purchase Plan(2) (the “Purchase Plan”) and the Deferred Compensation Plan, all of which have been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2005:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders(1)(3)	1,398,226	$26.29	1,217,725	(2)
Equity compensation plans not approved by stockholders	—	—	—

Total	1,398,226	$26.29	1,217,725	(2)

(1)	The shares that are reserved for issuance under the 2002 Stock Option Plan are subject to automatic increase on January 1 and July 1 of each year through July 1, 2013 by a number of shares equal to the lower of (a) 12% of the issued and outstanding shares of the Company’s common stock (calculated as of the immediately preceding December 31 and June 30, as applicable) minus (1) shares subject to options under all of the Company’s option plans and (2) shares available for grant under the 2002 Stock Option Plan or (b) such lower amount as determined by the Board.
(2)	Shares reserved for issuance under the Deferred Compensation Plan.
(3)	Accredited’s Management agreed to discontinue the Purchase Plan effective January 1, 2006.

The other information required by this item is incorporated by reference from the Proxy Statement under the heading “Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Page
A.	Financial Statements of Accredited Home Lenders Holding Co.:
	Report of Independent Registered Public Accounting Firm	F-2
	Report of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005	F-5
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the three years in the period ended December 31, 2005	F-6
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005	F-7
	Notes to Consolidated Financial Statements	F-8

B.	Financial statements of Accredited Mortgage Loan REIT Trust (the “REIT”):
	Report of Independent Registered Public Accounting Firms	F-41
	Balance Sheets as of December 31, 2005 and 2004	F-43
	Statements of Operations for the year ended December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-44
	Statements of Stockholders’ Equity and Comprehensive Income for the year ended December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-45
	Statements of Cash Flows for the year ended December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-46
	Notes to Financial Statements	F-47

2. Financial Statement Schedules

All such schedules have been omitted because the information required to be set forth therein is not applicable or is provided elsewhere.

3. Exhibits

For a list of exhibits filed with this Annual Report on Form 10-K, refer to the Exhibit Index beginning on page 75.

(b) Exhibits

For a list of exhibits filed with this Annual Report on Form 10-K, refer to the Exhibit Index beginning on page 75.

(c) Financial Statement Schedules

All such schedules have been omitted because the information required to be set forth therein is not applicable or is provided elsewhere.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2006

ACCREDITED HOME LENDERS HOLDING CO.

By:	/s/ JAMES A. KONRATH
James A. Konrath Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Konrath as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JAMES A. KONRATH James A. Konrath	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/S/ JOSEPH J. LYDON Joseph J. Lydon	President, Chief Operating Officer and Director	March 15, 2006

/S/ JOHN S. BUCHANAN John S. Buchanan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/S/ JAMES H. BERGLUND James H. Berglund	Director	March 15, 2006

/S/ GARY M. ERICKSON Gary M. Erickson	Director	March 15, 2006

/S/ BOWERS W. ESPY Bowers W. Espy	Director	March 15, 2006

/S/ JODY A. GUNDERSON Jody A. Gunderson	Director	March 15, 2006

/S/ RICHARD T. PRATT Richard T. Pratt	Director	March 15, 2006

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Second Amended and Restated Investors’ Rights Agreement.

4.3(21)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated August 11, 2004, relating to preferred shares of Accredited Mortgage Loan REIT Trust.

4.4(22)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated October 4, 2004, relating to preferred shares of Accredited Mortgage Loan REIT Trust.

4.5(20)	Declaration of Trust of Accredited Mortgage Loan REIT Trust.

4.6(21)	Specimen certificate for Accredited Mortgage Loan REIT Trust’s preferred shares of beneficial interest.

4.7(4)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of August 12, 2004 relating to preferred shares of Accredited Mortgage Loan REIT Trust.

4.8(5)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of October 6, 2004 relating to preferred shares of Accredited Mortgage Loan REIT Trust.

4.9	Base Indenture by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated May 10, 2005

4.10	Series 2005-A Supplement to Base Indenture by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated May 10, 2005

4.11	Mortgage Loan Purchase and Servicing Agreement by and among Carmel Mountain Funding Trust, Accredited Home Lenders, Inc., and Accredited Home Lenders Holding Co., dated May 10, 2005

4.12	ISDA Master Agreement by and between Calyon New York Branch and Carmel Mountain Funding Trust, dated May 10, 2005

4.13	Schedule to the Master Agreement by and between Calyon New York Branch and Carmel Mountain Funding Trust, dated May 10, 2005

4.14	Confirmation of Swap Transaction by and between Carmel Mountain Funding Trust and Calyon New York Branch, dated May 10, 2005

4.15	Security Agreement by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated May 10, 2005

4.16	Schedule to the Master Agreement by and between Lehman Brothers Special Financing Inc. and Accredited Home Lenders, Inc., dated May 10, 2005

4.17	ISDA Credit Support Annex to the Schedule to the Master Agreement by and between Lehman Brothers Special Financing Inc. and Accredited Home Lenders, Inc., dated May 10, 2005

4.18	Guarantee of Lehman Brothers Holdings Inc., dated May 10, 2005

4.19	ISDA Credit Support Annex to the Schedule to the Master Agreement between Calyon New York Branch and Accredited Home Lenders, Inc., dated May 10, 2005

4.20	Schedule to the Master Agreement between Calyon New York Branch and Accredited Home Lenders, Inc., dated May 10, 2005

4.21	Collateral Agency and Intercreditor Agreement, dated May 10, 2005

4.22(6)

Indenture, dated as of August 1, 2004, between Accredited Mortgage Loan Trust 2004-3, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as indenture trustee.

4.23(6)	Amended and Restated Trust Agreement, dated as of August 26, 2004, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.24(6)

Sale and Servicing Agreement, dated as of August 1, 2004, among Accredited Home Lenders, Inc., as Sponsor and as Master Servicer, Accredited Mortgage Loan Trust 2004-3, as Issuer, Countrywide Home Loans Servicing LP, as Backup Servicer and the Indenture Trustee.

4.25(7)

Indenture, dated as of November 1, 2004, between Accredited Mortgage Loan Trust 2004-4, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as indenture trustee.

4.26(7)	Amended and Restated Trust Agreement, dated as of November 22, 2004, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.27(7)	Sale and Servicing Agreement, dated as of November 1, 2004, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2004-4, as Issuer and the Indenture Trustee.

4.28(8)

Indenture, dated as of February 1, 2005, between Accredited Mortgage Loan Trust 2005-1, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as indenture trustee.

4.29(8)	Amended and Restated Trust Agreement, dated as of February 24, 2005, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.30(8)	Sale and Servicing Agreement, dated as of February 1, 2005, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2005-1, as Issuer and the Indenture Trustee.

4.31(8)	Master Agreement, dated February 24, 2005 between Accredited Mortgage Loan Trust 2005-1 and Swiss Re Financial Products Corporation.

4.32(9)

Indenture, dated as of May 1, 2005, between Accredited Mortgage Loan Trust 2005-2, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as indenture trustee.

4.33(9)	Amended and Restated Trust Agreement, dated as of May 26, 2005, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.34(9)	Sale and Servicing Agreement, dated as of May 1, 2005, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2005-2, as Issuer and the Indenture Trustee.
4.35(9)	Master Agreement, dated May 26, 2005 between Accredited Mortgage Loan Trust 2005-2 and Credit Suisse First Boston International.

4.36(10)

Indenture, dated as of August 1, 2005, between Accredited Mortgage Loan Trust 2005-3, a Delaware statutory trust acting through its owner trustee and LaSalle Bank National Association, as Indenture Trustee.

4.37(10)	Amended and Restated Trust Agreement, dated as of August 25, 2005, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.38(10)	Sale and Servicing Agreement, dated as of August 1, 2005, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2005-3, as Issuer and the Indenture Trustee.

4.39(10)	Master Agreement, dated August 25, 2005 between Accredited Mortgage Loan Trust 2005-3 and Swiss Re Financial Products Corporation.

4.40(11)

Indenture, dated as of November 1, 2005, between Accredited Mortgage Loan Trust 2005-4, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

4.41(11)	Amended and Restated Trust Agreement, dated as of November 23, 2005, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.42(11)	Sale and Servicing Agreement, dated as of November 1, 2005, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2005-4, as Issuer and the Indenture Trustee.

4.43(11)	Master Agreement, dated November 23, 2005 between Accredited Mortgage Loan Trust 2005-4 and Barclays Bank PLC.

10.1(12)	1998 Stock Option Plan of AHL and standard forms of agreement.*

10.2(3)	1995 Stock Option Plan of AHL and standard forms of agreement.**

10.3(3)	1995 Executive Stock Option Plan of AHL and standard forms of agreement.

10.4(13)	2002 Stock Option Plan of the Registrant.*

10.5(2)	2002 Employee Stock Purchase Plan of the Registrant.*

10.6(13)	Form of Indemnity Agreement to be entered into between the Registrant and each of its executive officers and directors.*

10.7(2)	Deferred Compensation Plan.*

10.8(2)	Deferred Compensation Plan Trust Agreement.*

10.9(14)	Stock Purchase Agreement and Registration Rights Agreement, attached as Exhibit A thereto, by and between the Registrant and FBR Asset Investment Corporation.

10.10(15)	Senior Management Incentive Plan of AHL, effective for 2004*

10.11(15)	Executive Management Incentive Plan of AHL, effective for 2004*

10.12(15)	Administration and Servicing Agreement, dated as of October 1, 2004, between Accredited Mortgage Loan REIT Trust and Accredited Home Lenders, Inc.

10.13(16)	Office Lease, dated June 9, 2005, by and between Accredited Home Lenders, Inc. and Kilroy Realty, L.P.

10.14(17)	Restricted Stock Agreement with Stuart D. Marvin, dated April 15, 2005.

10.15(17)	Restricted Stock Agreement with Stuart D. Marvin, dated April 15, 2005.

10.16(18)	Executive Employment Agreement between Accredited Home Lenders, Inc. and Stuart Marvin effective as of April 11, 2005.

10.17(19)	Accredited Home Lenders, Inc. Management Incentive Plan for the year 2005*

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP with respect to Accredited Home Lenders Holding Co.

23.2	Consent of Grant Thornton LLP with respect to Accredited Home Lenders Holding Co.

24.1	Power of Attorney (See page 74).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Represents management contract or compensatory plan or arrangement.
(1)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(2)	Incorporated by Reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-91644) dated November 12, 2002.
(3)	Incorporated by Reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-91644) dated August 20, 2002.
(4)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.
(5)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 001-32275) dated October 4, 2004.
(6)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 333-109964-04) dated September 8, 2004.
(7)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 333-109964-05) dated December 7, 2004.
(8)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 333-109964-06) dated March 8, 2005.
(9)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 333-109964-07) dated June 8, 2005.
(10)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 333-124435-02) dated September 9, 2005.
(11)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 333-124435-03) dated December 2, 2005.
(12)	Incorporated by Reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-91644) dated November 26, 2002.
(13)	Incorporated by Reference to the Company’s Registration Statement on Form S-1 (File No. 333-91644) dated July 1, 2002.
(14)	Incorporated by Reference to the Company’s Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-91644) dated January 21, 2003.
(15)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(16)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-50179) dated June 14, 2005.
(17)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 001-32275) dated April 15, 2005.
(18)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-32275) for the quarter ended September 30, 2005.
(19)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-50179) dated January 28, 2005.
(20)	Filed with amendment number 2 to the Company’s Registration Statement on Form S-3 (File No. 333-117484-01) dated August 5, 2004.
(21)	Filed with the Company’s Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.
(22)	Filed with the Company’s Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.

ACCREDITED HOME LENDERS HOLDING CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accredited Home Lenders Holding Co.

We have audited the accompanying consolidated balance sheet of Accredited Home Lenders Holding Co. and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accredited Home Lenders Holding Co. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

GRANT THORNTON LLP

March 10, 2006

Irvine, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accredited Home Lenders Holding Co.

We have audited the accompanying consolidated balance sheet of Accredited Home Lenders Holding Co. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accredited Home Lenders Holding Co. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

March 30, 2005

San Diego, California

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$44,714	$35,155
Restricted cash	46,207	4,589
Accrued interest receivable	42,878	28,852
Mortgage loans held for sale, net	2,252,252	1,790,134
Mortgage loans held for investment, net of reserve of $106,017 and $60,138, respectively	7,195,872	4,690,758
Derivative assets, including margin account	89,409	18,629
Deferred income tax asset, net	68,024	34,250
Prepaid expenses and other assets	78,043	51,247
Furniture, fixtures and equipment, net	35,847	34,763

Total assets	$9,853,246	$6,688,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Credit facilities	$2,805,119	$2,204,860
Securitization bond financing	6,240,820	3,954,115
Income taxes payable, current	82,479	22,310
Accounts payable and accrued liabilities	73,494	46,615

Total liabilities	9,201,912	6,227,900

COMMITMENTS AND CONTINGENCIES (Note 15)

MINORITY INTEREST IN SUBSIDIARY	97,922	97,922
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 21,312,367 shares and 20,794,145 shares, respectively	22	21
Additional paid-in capital	106,403	84,281
Unearned compensation	(16,135)	(12,058)
Accumulated other comprehensive income	19,421	2,042
Retained earnings	443,701	288,269

Total stockholders’ equity	553,412	362,555

Total liabilities and stockholders’ equity	$9,853,246	$6,688,377

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
REVENUES:
Interest income	$610,107	$357,081	$178,982
Interest expense	(309,953)	(134,211)	(63,562)

Net interest income	300,154	222,870	115,420
Provision for losses on loans held for investment	(62,892)	(47,985)	(17,165)

Net interest income after provision	237,262	174,885	98,255
Gain on sale of loans, net	313,105	283,580	225,151
Loan servicing income	10,681	6,689	7,645
Other income	7,525	4,449	7,480

Total net revenues	568,573	469,603	338,531

OPERATING EXPENSES:
Salaries, wages and benefits	189,801	160,822	112,239
General and administrative expenses	55,840	47,505	36,421
Occupancy	21,719	18,332	11,225
Advertising and promotion	18,860	13,090	7,230
Depreciation and amortization	14,957	10,131	4,854

Total operating expenses	301,177	249,880	171,969

Income before income taxes and minority interest	267,396	219,723	166,562
Income tax provision	101,986	85,289	66,547
Minority interest—dividends on preferred stock of subsidiary	9,978	3,656	—

Net income	$155,432	$130,778	$100,015

Earnings per common share:
Basic	$7.37	$6.42	$5.61
Diluted	$7.07	$6.07	$4.97
Weighted average shares outstanding:
Basic	21,097	20,374	17,825
Diluted	21,990	21,546	20,108

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Note Receivable for Common Stock	Unearned Compensation	Other Compre- hensive Income	Retained Earnings	Total Stockholders’ Equity	Compre- hensive Income
	Shares	Amount
	(in thousands)
Balance, January 1, 2003	5,834	$6	$2,351	$(1,250)	$(574)	$—	$57,476	$58,009	$28,797

Common stock issued in initial public offering and concurrent private placement, net of offering costs	5,654	6	38,288	—	—	—	—	38,294
Common stock issued upon conversion of preferred stock, convertible debt and warrants	7,631	7	8,106	—	—	—	—	8,113
Common stock issued under employee stock plans	922	1	4,909	—	—	—	—	4,910
Stock-based compensation	—	—	434	—	(434)	—	—	—
Restricted stock issued under deferred compensation plan, net of forfeited shares	—	—	5,415	—	(5,415)	—	—	—
Amortization of stock-based compensation	—	—	—	—	800	—	—	800
Tax benefit on disqualifying stock dispositions	—	—	2,082	—	—	—	—	2,082
Net income	—	—	—	—	—	—	100,015	100,015	$100,015

Balance, December 31, 2003	20,041	20	61,585	(1,250)	(5,623)	—	157,491	212,223	$100,015

Common stock issued under employee stock plans	753	1	5,887	—	—	—	—	5,888
Stock-based compensation	—	—	152	—	(152)	—	—	—
Restricted stock issued under deferred compensation plan, net of forfeited shares	—	—	9,612	—	(9,612)	—	—	—
Amortization of stock-based compensation	—	—	—	—	3,329	—	—	3,329
Tax benefit on disqualifying stock dispositions	—	—	7,045	—	—	—	—	7,045
Payment received on note	—	—	—	1,250	—	—	—	1,250
Unrealized gain on derivatives, net of taxes of $1,325	—	—	—	—	—	2,024	—	2,024	$2,024
Foreign currency translation adjustment	—	—	—	—	—	18	—	18	18
Net income	—	—	—	—	—	—	130,778	130,778	130,778

Balance, December 31, 2004	20,794	21	84,281	—	(12,058)	2,042	288,269	362,555	$132,820

Common stock issued under employee stock plans	518	1	7,198	—	—	—	—	7,199
Stock-based compensation fair value adjustment	—	—	(301)	—	301	—	—	—
Restricted stock issued under deferred compensation plan, net of forfeited shares	—	—	10,392	—	(10,392)	—	—	—
Amortization of stock-based compensation	—	—	—	—	6,014	—	—	6,014
Tax benefit on disqualifying stock dispositions	—	—	4,833	—	—	—	—	4,833
Unrealized gain on derivatives, net of taxes of $8,204	—	—	—	—	—	14,907	—	14,907	$14,907
Foreign currency translation adjustment	—	—	—	—	—	2,472	—	2,472	2,472
Net income	—	—	—	—	—	—	155,432	155,432	155,432

Balance, December 31, 2005	21,312	$22	$106,403	$—	$(16,135)	$19,421	$443,701	$553,412	$172,811

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155,432	$130,778	$100,015
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,957	10,131	4,854
Provision for losses on loans held for investment	62,892	47,985	17,165
Provision for losses on repurchases and premium recapture	12,438	4,679	6,098
Minority interest—dividends paid on preferred stock of subsidiary	9,978	3,656	—
Deferred income tax provision (benefit)	(41,999)	(19,522)	1,023
Unrealized loss (gain) on risk derivatives	35,625	(8,774)	(7,798)
Adjustment into earnings for gain on derivatives from other comprehensive income	(14,707)	—	—
Amortization of deferred costs	9,867	(986)	(551)
Amortization of deferred stock compensation	6,014	3,329	800
Changes in operating assets and liabilities:
Restricted cash	(41,610)	(4,380)	(209)
Mortgage loans held for sale originated, net of fees	(16,573,264)	(12,428,161)	(7,991,250)
Cost of loans sold, net of fees	11,426,834	8,253,234	6,065,290
Principal payments received and other changes in loans held for sale	122,651	77,938	43,673
Accrued interest receivable	(13,983)	(14,752)	(6,952)
Derivative assets, including margin account	(56,382)	14,943	(19,779)
Prepaid expenses and other assets	(19,459)	2,092	28,588
Income taxes payable	65,002	26,406	(1,392)
Accounts payable and accrued liabilities	14,415	(273)	(797)

Net cash used in operating activities	(4,825,299)	(3,901,677)	(1,761,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on loans held for investment	1,973,241	924,251	212,611
Capital expenditures	(16,184)	(24,261)	(16,854)

Net cash provided by investing activities	1,957,057	899,990	195,757

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from warehouse credit facilities	(172,013)	689,666	559,769
Net proceeds from issuance of asset backed commercial paper	767,537	—	—
Proceeds from issuance of securitization bond financing, net of fees	4,269,559	3,178,803	1,229,254
Payments on securitization bond financing	(1,984,093)	(960,156)	(243,831)
Proceeds from sale of common stock through employee stock plans	7,198	5,888	4,910
Proceeds from preferred stock offering of consolidated subsidiary	—	97,922	—
Proceeds from initial public offering and concurrent private placement, net of offering costs	—	—	38,294
Other	—	1,238	(7,112)
Payment by consolidated subsidiary of preferred stock dividends	(9,978)	(3,656)	—

Net cash provided by financing activities	2,878,210	3,009,705	1,581,284
Effect of exchange rate changes on cash	(409)	18	—

Net (decrease) increase in cash and cash equivalents	9,559	8,036	15,819
Beginning balance, cash and cash equivalents	35,155	27,119	11,300

Ending balance, cash and cash equivalents	$44,714	$35,155	$27,119

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

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

Through its REIT subsidiary, Accredited securitizes non-prime mortgage loans originated by AHL. Generally, the REIT acquires mortgage assets and assumes funding obligations from AHL, which are accounted for at AHL’s carrying value, as contributions from AHL.

AHL also provides operating facilities, administration and loan servicing for the REIT. The REIT is, therefore, economically and operationally dependent on AHL, and, as such, the REIT’s results of operation or financial condition would not be indicative of the conditions that would have existed for its results of operations or financial condition if it had operated as an unaffiliated entity.

Use of Estimates

The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, our management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates. The following areas require significant judgments by management:

•	lower of cost or market valuation allowance

•	provisions for losses and repurchase

•	interest rate risk, derivatives and hedging strategies

•	income taxes

Cash and Cash Equivalents

For purposes of financial statement presentation, Accredited considers all liquid investments with an original maturity of three months or less to be cash equivalents. All liquid assets with an original maturity of three months or less which are not readily available for use, including cash deposits, are classified as restricted cash.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Mortgage Banking Activities

Accredited originates, finances, securitizes, services and sells mortgage loans secured by residential real estate. Accredited recognizes interest income on loans held for sale and investment from the time that it originates the loan until the time the loans are sold. Interest income is also recognized over the life of the loans that Accredited has securitized in structures that require financing treatment. Gains on sale of loans are recognized upon the sale of loans for a premium to various third-party investors under purchase and sale agreements. Loan sales may be either on a servicing retained or released basis. Loan servicing income represents fees from interim servicing for whole loan buyers, and ancillary servicing revenue for loans that Accredited securitizes net of external servicing costs, if any. We do not recognize loan servicing income on our mortgage loans held for investment.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of amortized cost or fair value. We estimate fair value by evaluating a variety of market indicators including recent trades, outstanding commitments or current investor yield requirements.

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

Gains or losses resulting from loan sales are recognized at the time of sale, based on the difference between the net sales proceeds and the carrying value of the loans sold. During the years ended December 31, 2005, 2004 and 2003, Accredited sold $11.4 billion, $8.3 billion, and $6.1 billion, respectively, of loans with mortgage servicing rights released.

Certain whole loan sale contracts include provisions requiring Accredited to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. In addition, an investor may request that Accredited refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid in full within a certain amount of time from the date of sale. Accredited records a provision for estimated repurchases and premium recapture on loans sold, which is charged to gain on sale of loans.

Loans Held for Securitization

Accredited’s securitization program calls for the execution of one securitization transaction per calendar quarter. In support of this program, each month the Company identifies loans meeting the applicable investor characteristics and transfers those loans from Loans Held for Sale to Loans Held for Securitization (held for investment).

After the loans are designated as held for investment, the Company estimates the losses inherent in the portfolio at the balance sheet date and establishes an allowance for loan losses. The provision for loan losses on loans held for securitization is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in the portfolio. Accredited defines a loan as non-accruing at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

on segmenting the portfolio relating to their contractual delinquency status and applying Accredited’s historical loss experience. Accredited also uses other analytical tools to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments are reported in earnings. As these estimates are influenced by factors outside of Accredited’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Carrying values are written down to fair value when the loan is foreclosed upon or deemed uncollectible.

Each quarter (typically the second month of each quarter), the Loans Held for Securitization, which are originated by and to this point have been held in AHL, are contributed at the lower of cost or market (“carrying amount”), to the REIT. The carrying amount transferred to the REIT consists of the unpaid principal balance, the net deferred origination fees, the basis adjustment for fair value hedge accounting (from funding to contribution date) and the allowance for loan losses. The loans remain in the Loans Held for Securitization for approximately 10 business days prior to the close of the securitization transaction and are thereafter designated as Loans Held for Investment.

Loans Held for Investment and Securitization Bond Financing

Mortgage loans held for investment include loans that Accredited has securitized in structures that are accounted for as financings as well as mortgage loans held for a scheduled securitization. During each year ended December 31, 2005 and 2004, Accredited completed four securitizations of mortgage loans totaling $4.2 billion and $3.3 billion, respectively, that were structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

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

Accredited periodically evaluates the need for and the adequacy of the allowance for loan losses on its loans held for investment. Provision for loan losses on loans held for investment is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in the portfolio. Accredited defines a loan as non-accruing at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying Accredited’s historical loss experience. Accredited also uses other analytical tools to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments are reported in earnings. As these estimates are influenced by factors outside of Accredited’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Carrying values are written down to fair value when the loan is foreclosed upon or deemed uncollectible.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

Fair Value Hedges

Accredited designates certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. Accredited has implemented fair value hedge accounting on its mortgage loans held for sale, whereby certain derivatives are designated as a hedge of the fair value of mortgage loans held for sale. This process includes linking derivatives to specific assets or liabilities on the balance sheet. Accredited also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedge transactions are highly effective in offsetting changes in fair values of hedged items. Changes in the fair value of such derivative instruments and changes in the fair value of the hedged assets, which are determined to be effective, are recorded as a component of interest income in the period of change. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, Accredited discontinues hedge accounting. If hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be recorded on the balance sheet at its fair value. For terminated hedges or hedges no longer qualifying as effective, the formerly hedged asset will no longer be adjusted for changes in fair value and any previously recorded adjustment to the hedged asset will be included in the carrying basis. These amounts will be included in results of operations at the time of disposition of the asset. Should the hedge prove to be perfectly effective, the current period net impact to earnings would be minimal. Accordingly, the net amount recorded in the statement of operations relating to fair value hedge accounting is referred to as hedge ineffectiveness.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

Accredited reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life are less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value. No such impairments were recognized during 2005, 2004 or 2003.

Furniture, fixtures and equipment were as follows at December 31:

	Estimated Useful Life (in years)	2005	2004
		(in thousands)
Office equipment	3-5	$21,068	$17,968
Computer software	2-3	24,459	16,426
Furniture and equipment	5	8,039	7,227
Leasehold improvements	Lesser of 5 years or the life of the lease	7,496	7,467
Projects in process	—	6,253	3,136

Furniture, fixtures and equipment, gross		67,315	52,224
Accumulated depreciation and amortization		(31,468)	(17,461)

Furniture, fixtures and equipment, net		$35,847	$34,763

Loan Origination Costs and Fees

Loan origination fees and certain direct origination costs are deferred as an adjustment to the carrying value of the loans. These fees and costs are recognized upon sale of loans to third-party investors or amortized over the life of the loan on a level yield basis for loans held for investment.

Provision for Losses

Provision for losses on loans held for investment is recorded in an amount sufficient to maintain the allowance for loan losses at a level considered appropriate to cover probable losses on such loans. Market valuation adjustments have been recorded on real estate owned. These adjustments are based on estimate of probable losses, calculated using loss frequency and loss severity rate assumptions and are based on the value that could reasonably expect to obtain from a sale, that is, other than in a forced or liquidation sale. Provision for losses also includes net losses on real estate owned. Accredited periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. As these estimates are influenced by factors outside of Accredited’s control and as uncertainty is inherent in these estimates, actual amounts charged-off could differ from amounts recorded.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

Loan Servicing and Other Fees

Fees for servicing sold loans are credited to income when received. Costs of servicing loans are expensed as incurred. Other loan fees, which represent income from the prepayment of loans, delinquent payment charges and miscellaneous loan services, are recorded as revenue when collected.

Escrow and Fiduciary Funds

Accredited maintains segregated bank accounts in trust for the benefit of investors for payments on securitized loans and mortgage loans serviced for investors. Accredited also maintains bank accounts for the benefit of borrower’s property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $139.4 million and $101.9 million at December 31, 2005 and 2004, respectively, and are excluded from Accredited’s assets and liabilities.

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

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by Accredited in satisfaction of the loan. Real estate acquired through foreclosure is carried at lower of cost or its fair value less costs to dispose. Fair value is based on the net amount that Accredited could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At December 31, 2005 and 2004, real estate owned amounting to $16.1 million and $6.1 million, net of valuation allowances, respectively, was included in prepaid and other assets.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

	2005	2004	2003
	(in thousands, except per share amounts)
Net income, as reported	$155,432	$130,778	$100,015
Effect of dilutive shares:
Add: Stock-based compensation included in reported net income, net of tax	82	38	113
Deduct: Stock-based employee compensation expense determined using fair value method, net of tax	(3,488)	(2,783)	(1,758)

Pro forma net income	$152,026	$128,033	$98,370

Earnings per share:
Basic—as reported	$7.37	$6.42	$5.61

Basic—pro forma	$7.21	$6.28	$5.52

Diluted—as reported	$7.07	$6.07	$4.97

Diluted—pro forma	$6.91	$5.94	$4.89

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The fair value of each option grant and purchase right is estimated as of the date of the grant using the Black-Scholes multiple option-pricing model. The underlying assumptions used to estimate the fair values of options granted under the Stock Option Plans and purchase rights granted under the Employee Stock Purchase Plan during the years ended December 31 are as follows:

	2005	2004	2003
Weighted average risk free rate for options	3.62%	2.42%	1.86%
Weighted average risk free rate for purchase rights	3.04%	1.35%	1.12%
Weighted average expected option life	2.7 yrs	2.7 yrs	2.7 yrs
Expected purchase right life	0.5 yrs	0.5 yrs	0.4 yrs
Expected stock price volatility for options	44%	54%	21%
Expected stock price volatility for purchase rights	41%	48%	58%
Expected dividend yield	—	—	—
Weighted average fair value of options granted with an exercise price equal to market price on grant date	$13.33	$12.54	$2.98
Weighted average fair value of purchase rights granted	$12.65	$8.37	$3.57

In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which also supersedes APB 25, Accounting for Stock Issued to Employees. The revised standard eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and eliminates the disclosure only provisions of SFAS No. 123. The compliance date for the revised standard was extended by the Securities and Exchange Commission (the “SEC”) in April 2005. The revised standard applies to all awards granted after December 31, 2005 and requires the recognition of compensation expense in the financial statements for all share-based payment transactions subsequent to that date. The revised standard also requires the prospective recognition of compensation expense in the financial statements for all unvested options after January 1, 2006. The adoption of SFAS 123R is not expected to be materially different from the pro forma expense disclosed. However, future changes to the various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of stock-based compensation expense realized. We will adopt SFAS 123R on January 1, 2006.

Other Comprehensive Income

Other comprehensive net income includes unrealized gains and losses that are excluded from the consolidated Statements of Operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges and foreign currency translation adjustments.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Accumulated other comprehensive income was zero at December 31, 2003 and for the year ended December 31, 2004 and 2005 was determined as follows:

(In thousands)
Balance at January 1, 2004	$—
Net unrealized gains on cash flow hedges, net of taxes of $1,325	2,024
Foreign currency translation adjustments	18

Balance at December 31, 2004	2,042
Net unrealized gains on cash flow hedges, net of taxes of $14,019	23,800
Reclassification adjustment into earnings for realized gain on derivatives, net of taxes of $5,815	(8,893)
Foreign currency translation adjustments	2,472

Balance at December 31, 2005	$19,421

Comprehensive income is determined as follows for the years ended December 31:

	2005	2004
	(In thousands)
Net income	$155,432	$130,778
Net unrealized gains or losses on cash flow hedges, net of taxes of $14,019 and $1,325 respectively	23,800	2,060
Reclassification adjustment into earnings for realized gain on derivatives, net of taxes of $5,815 and $0, respectively	(8,893)	(36)
Foreign currency translation adjustments	2,472	18

Total comprehensive income	$172,811	$132,820

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

Reclassifications (in thousands)

Certain items in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on reported net income. We have changed the presentation of our consolidated statements of operations to report provision for losses on repurchases ($736 and $3,102), and provision for market reserve on loans held for sale ($8,135 and $12,862), as reductions to gain on sale of loans for the years ended December 31, 2004 and 2003, respectively. Previously these amounts were included in provision for losses.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

We also reclassified the following items in the 2004 consolidated balance sheet:

•	$28,852 from other receivables to accrued interest receivable.

•	$15,457 from other receivables to derivative assets.

•	$13,349 from other receivables to prepaid expenses and other assets.

•	$3,900 from mortgage related securities and mortgage servicing rights to prepaid expenses and other assets.

•	$3,172 from other prepaid expenses and other assets to derivative assets.

The cash flow statement was revised to agree to the presentation described above.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which also supersedes APB 25, Accounting for Stock Issued to Employees. The revised standard eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and eliminates the disclosure only provisions of SFAS No. 123. The compliance date for the revised standard was extended by the Securities and Exchange Commission (the “SEC”) in April 2005. The revised standard applies to all awards granted after December 31, 2005 and requires the recognition of compensation expense in the financial statements for all share-based payment transactions subsequent to that date. The revised standard also requires the prospective recognition of compensation expense in the financial statements for all unvested options after January 1, 2006. The adoption of SFAS 123R is not expected to be materially different from the pro forma expense disclosed. However, future changes to the various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of stock-based compensation expense realized. We will adopt SFAS 123R on January 1, 2006.

2. RESTRICTED CASH

Restricted cash consisted of the following deposits at December 31:

	2005	2004
	(in thousands)
Errors and omissions liability insurance	$4,200	$4,200
Canada securitization financing collateral	8,157	—
Asset backed commercial paper collateral	30,897	—
Other	2,953	389

Total restricted cash	$46,207	$4,589

3. CONCENTRATIONS OF RISK

Significant Customers

During 2005, Accredited sold $2.7 billion, 1.8 billion, 1.6 billion and $1.3 billion in loans to four separate investors, which represented 24%, 15%, 14% and 11%, respectively, of total loans sold. During 2004, Accredited sold $2.2 billion and $2.1 billion in loans to two separate investors, which represented 26% and 25%, respectively, of total loans sold. During 2003, Accredited sold $1.7 billion and $1.1 billion in loans to the same two investors, which represented 28% and 18%, respectively, of total loans sold. No other sales to individual investors accounted for more than 10% of total loans sold during 2005, 2004 and 2003.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Credit Repurchase Risk

Accredited’s sales of mortgage loans are subject to standard mortgage industry representations and warranties, material violations of which may require Accredited to repurchase one or more mortgage loans. Additionally, certain whole loan sale contracts include provisions requiring Accredited to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. During the year ended December 31, 2005 and 2004 loans repurchased totaled $72.3 million and $41.9 million, respectively, pursuant to these provisions. The increase in repurchase activity results primarily from a modification to our typical sales agreement requiring our buyers to notify us promptly of their intent to exercise their repurchase right coupled with a more diligent review of loan payment performance on the part of our buyers. At December 31, 2005 and 2004, the reserve for potential future repurchase losses totaled $7.4 million and $5.1 million, respectively.

Loan Products

Accredited offers a range of non-prime mortgage and to a lesser degree Alt-A loan programs, including a variety of loan programs for first and second mortgages and several niche programs for 100% combined loan to value (“LTV”) and second mortgages. The key distinguishing features of each program are the documentation required, the LTV, the mortgage and consumer credit payment history, the property type and the credit score necessary to qualify under a particular program. Nevertheless, each program relies upon an analysis of each borrower’s ability to repay, the risk that the borrower will not repay, the fees and rates charged, the value of the collateral, the benefit provided to the borrower, and the loan amounts relative to the risk Accredited is taking.

In general, LTV maximums decrease with credit quality and within each credit classification. Additionally, LTV maximums vary depending on the property type. For example, LTV maximums for loans secured by owner-occupied properties are higher than for loans secured by properties that are not owner-occupied. LTV maximums for Lite Documentation and Stated Income Programs are generally lower than the LTV maximums for corresponding Full Documentation programs. Accredited’s maximum debt service-to-income ratios range from 50% to 55% for Full Documentation Programs and from 45% to 55% for Lite Documentation and Stated Income Programs.

Loans originated in the US have payment schedules based upon an interest rate that is (1) constant over the life of the loan, commonly referred to as “fixed-rate mortgages” or “FRMs,” or (2) fixed for the initial six-months, two, three, five or seven years and adjusts after the initial fixed period and every six months thereafter, sometimes referred to as “adjustable-rate loans” or “ARMs.” Generally, the payments on fixed-rate loans are calculated to fully repay the loans in 15 or 30 years. In the case of “balloon” loans, the payments are based on a 30-year or 40 year repayment schedule, with the unpaid principal balance due in a “balloon” payment at the end of 15 years or 30 years. The payments on adjustable-rate loans are calculated to fully repay the loans in 30 years, with payment amount adjustments following interest rate adjustments. Fixed-rate mortgages or adjustable-rate loans may have initial interest-only periods, typically five years, during which the monthly payments are limited to the amounts required to pay accrued interest due on the loans. At the end of the interest-only periods, the monthly payments are adjusted to fully repay the loans over their remaining 25-year terms. Accredited does not currently offer, or expect to offer, an interest-only option in conjunction with the 40-year-due-in-30 amortization program.

Geographical Concentration

Properties securing the mortgage loans in Accredited’s servicing portfolio (loans held for sale, loans held for investment and off-balance sheet securitizations), including loans subserviced, are geographically dispersed

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

throughout the United States. At December 31, 2005, 20% and 10% of the unpaid principal balance of mortgage loans in Accredited’s servicing portfolio were secured by properties located in California and Florida, respectively. At December 31, 2004, 29% of the unpaid principal balance of mortgage loans in Accredited’s servicing portfolio was secured by properties located in California. The remaining properties securing mortgage loans serviced did not exceed 10% in any other state at December 31, 2005 and 2004.

Loan originations are geographically dispersed throughout the United States and, to a much lesser extent, in Canada. During the year ended December 31, 2005, 19% and 11% of loans originated were collateralized by properties located in California and Florida, respectively. During the years ended December 31, 2004 and 2003, 28% and 33%, respectively, of loans originated were collateralized by properties located in California. The remaining originations did not exceed 10% in any other state during the years ended December 31, 2005, 2004 and 2003.

An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio and restrict our ability to originate, sell, or securitize mortgage loans, which would significantly harm our business, financial condition and liquidity. We do not expect the losses stemming from the recent hurricanes in the southeastern United States to have a material adverse impact on our business, financial condition, liquidity or results of operations.

4. MORTGAGE LOANS

Mortgage loans held for sale—Mortgage loans held for sale were as follows at December 31:

	2005	2004
	(in thousands)
Mortgage loans held for sale—principal balance	$2,267,611	$1,805,620
Basis adjustment for fair value hedge accounting	5,004	5
Net deferred origination costs	(2,584)	1,574
Market valuation allowance	(17,779)	(17,065)

Mortgage loans held for sale, net	$2,252,252	$1,790,134

Mortgage loans held for investment—Mortgage loans held for investment were as follows at December 31:

	2005	2004
	(in thousands)
Mortgage loans securitized—principal balance	$6,421,805	$4,101,982
Mortgage loans held for securitization(1)	899,803	642,451
Basis adjustment for fair value hedge accounting	(4,766)	12,365
Net deferred origination fees	(14,953)	(5,902)
Allowance for loan losses	(106,017)	(60,138)

Mortgage loans held for investment, net	$7,195,872	$4,690,758

(1)	Includes $139.3 million in loans held for securitization in Canada at December 31, 2005.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Provision for losses—Activity in the reserves was as follows for the years ended December 31:

	Balance at Beginning of Year	Provision for Losses	Chargeoffs, net	Transfers	Balance at End of Year
	(in thousands)
2005:
Mortgage loans held for investment	$60,138	$50,714	$(4,835)	$—	$106,017
Real estate owned	4,405	12,178	(5,858)	—	10,725

Total	$64,543	$62,892	$(10,693)	$—	$116,742

2004:
Mortgage loans held for investment	$21,761	$44,008	$(1,732)	$(3,899)	$60,138
Real estate owned	2,328	3,977	(4,257)	2,357	4,405

Total	$24,089	$47,985	$(5,989)	$(1,542)	$64,543

2003:
Mortgage loans held for investment	$4,550	$15,718	$(378)	$1,871	$21,761
Real estate owned	2,092	1,447	(5,705)	4,494	2,328

Total	$6,642	$17,165	$(6,083)	$6,365	$24,089

The following table summarizes the delinquency amounts for the serviced portfolio, including mortgage loans and real estate owned, excludes loans serviced on an interim basis (30 days or less):

	At December 31, 2005			At December 31, 2004
	Total Principal Amount	Delinquent Principal Over 90 Days		Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands)
Mortgage loans held for sale(1)	$2,267,553	$20,861	(3)	$1,805,620	$18,556
Mortgage loans held for investment	7,321,608	71,361	(3)	4,744,433	22,634
Real estate owned	26,811	26,811		10,526	10,526

On balance sheet portfolio	9,615,972	119,033		6,560,579	51,716
Mortgage loans sold servicing retained(2)	90,181	10,228		171,002	16,493

Total serviced portfolio	$9,706,153	$129,261		$6,731,581	$68,209

(1)	Includes loans repurchased.
(2)	Includes real estate owned, off balance sheet.
(3)	For loans 90 days or more delinquent we cease to accrue interest income and reverse all previously accrued but uncollected income.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

5. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

Accredited uses hedge accounting in accordance with SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale and mortgage loans held for investment. At December 31, 2005 and 2004 fair value hedge basis adjustments of $5.0 million and $5,000, respectively, are included as an addition to mortgage loans held for sale. Hedge ineffectiveness associated with these fair value hedges of $.3 million and $1.2 million was recorded in earnings during the years ended December 31, 2005 and 2004, respectively, and is included as an addition to gain on sale of loans in the consolidated statements of operations.

At December 31, 2005 and 2004, fair value hedge basis adjustments of ($4.8 million) and $12.4 million, respectively, are included in loans held for investment.

Cash Flow Hedges

Accredited utilizes cash flow hedge accounting on the variable rate portion of its securitization debt in accordance with the provisions of SFAS No. 133. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $37.8 million, reduced by related tax expense of $14.0 million, were recorded in other comprehensive income during the year ended December 31, 2005, which is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from March 2006 to March 2015. A total of $22.7 million in net effective gains before taxes, included in other comprehensive income at December 31, 2005, is expected to be recognized in earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of $2.0 million was recorded in earnings during the year ended December 31, 2005 and is included as a component of interest expense in the consolidated statements of operations.

During the third quarter 2005, Accredited implemented the use of cash flow hedge accounting on its variable rate debt in Canada under SFAS No. 133.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At December 31, 2005 Accredited had outstanding Eurodollar futures contracts, options contracts, interest rate swap agreements and interest rate cap agreements that were designated as hedge instruments. At December 31, 2005 and 2004, the fair value of the margin account balances required for these derivatives and the futures contracts was $69.9 million and $15.5 million, respectively. At December 31, 2005, the fair value of the options contracts, interest rate swap and cap agreements was $4.7 million, $14.7 million and $53 thousand, respectively. At December 31, 2004, the fair value of the options contracts, interest rate swap and cap agreements was $1.0 million, $1.8 million and $0.3 million, respectively. The total net liquidation value at December 31, 2005 and 2004 of these derivatives and related margin account balances was $87.6 million and $18.6 million, respectively. A gain of $1.9 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the year ended December 31, 2005 relating to the gain in value of interest rate cap agreements and interest rate swap agreements. The change in the fair value of derivative financial instruments and the related hedged asset recorded in the statements of operations was as follows:

	Interest Income	Interest Expense	Gain on Sale	Other Income	Total
	(In thousands)
Year ended December 31,
2005:
Net unrealized gain (loss)	$(4,384)	$(20,178)	$(11,063)	$—	$(35,625)
Net realized gain (loss)	—	38,241	32,664	46	70,951

Total	$(4,384)	$18,063	$21,601	$46	$35,326

2004:
Net unrealized gain (loss)	$(6,524)	$4,487	$10,016	$795	$8,774
Net realized gain (loss)	(3,578)	(2,225)	(11,217)	(689)	(17,709)

Total	$(10,102)	$2,262	$(1,201)	$106	$(8,935)

2003:
Net unrealized gain (loss)	$(1,244)	$—	$4,919	$4,123	$7,798
Net realized gain (loss)	(3,353)	—	(13,126)	(5,083)	(21,562)

Total	$(4,597)	$—	$(8,207)	$(960)	$(13,764)

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

6. CREDIT FACILITIES

Credit facilities consisted of the following:

	December 31, 2005	December 31, 2004
	(In thousands)
A $650 million warehouse credit facility expiring February 2007	$472,457	$404,816
A $500 million warehouse credit facility expiring April 2006	385,317	376,290
A $650 million warehouse credit facility expiring July 2007	315,812	277,280
A $600 million warehouse credit facility expiring December 2006	303,953	210,979
A $660 million warehouse credit facility expiring December 2007	281,428	266,436
A $600 million warehouse credit facility expiring July 2006	135,353	371,213
A $171.6 million warehouse credit facility expiring June 2006	127,826	—
A $40 million warehouse credit facility expiring November 2006	9,513	28,826
A $300 million warehouse credit facility expiring January 2007	5,923	269,020
$1 billion in asset-backed commercial paper	767,537	—

Total credit facilities	$2,805,119	$2,204,860

Outstanding credit facilities consist of committed warehouse lines and asset-backed commercial paper. The outstanding warehouse facilities bear interest based on one-month LIBOR (one-month bankers’ acceptance rate for Canada) plus a spread. The spread over LIBOR varies depending on the mortgage asset class being financed. The interest rates (One-Month LIBOR plus the spread) ranged from 4.10% to 7.89% as of December 31, 2005.

Starting in the second quarter of 2005, Accredited began issuing commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities ranging from one to 180 days and also issued $40.0 million of subordinated notes maturing on May 25, 2010. In order to issue the debt, Accredited established a special purpose, bankruptcy remote Delaware statutory trust. The trust entered into agreements with third parties who act as back-up liquidity providers. The SLNs bear interest at customary commercial paper market rates, which vary depending on the prevailing market conditions. For the year ended December 31, 2005, the average borrowings outstanding under this facility were $829.7 million, the maximum amount outstanding at any month-end during the year was $988.5 million, and the weighted average interest rate was approximately 3.97%.

The above facilities are collateralized by substantially all mortgage loans held for sale, certain restricted cash and unsold portions of securitized debt.

At December 31, 2005, Accredited was in compliance with all covenant requirements for each of the facilities. Accredited’s warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements and limitations on other indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under Accredited’s other facilities.

Accredited anticipates that its borrowings will be repaid from net proceeds from the sale of loans and other assets, cash flows from operations, or from refinancing the borrowings.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The following summarizes activity in all warehouse credit facilities during the years ended December 31:

	2005	2004	2003
	(dollars in thousands)
Average balance outstanding	$2,028,114	$2,005,828	$1,256,156
Maximum amount outstanding at any month-end during the year	2,391,848	2,437,836	1,548,891
Weighted average interest rate during the year	4.31%	2.74%	2.46%

7. SECURITIZATION BOND FINANCING

Securitization bond financing consisted of the following:

	December 31, 2005	December 31, 2004
	(In thousands)
Series 2002-1 securitization with a stated maturity date of July 25, 2032 and an interest rate of 4.93% for the fixed portion of the bond and One-Month LIBOR plus 0.32% for the variable rate portion of the bond	$30,595	$64,644
Series 2002-2 securitization with a stated maturity date range of January 25, 2033 through February 25, 2033 and an interest rate of 4.48% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.49% to One-Month LIBOR plus 0.50% for the variable rate portions of the bond	106,039	221,021
Series 2003-1 securitization with a stated maturity date of June 25, 2033 and an interest rate of 3.58% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.38% for the variable rate portions of the bond	78,564	147,530
Series 2003-2 securitization with a stated maturity date of October 25, 2033 and an interest rate of 4.23% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.37% for the variable rate portions of the bond	136,949	251,278
Series 2003-3 securitization with a stated maturity date of January 25, 2034 and an interest rate of 4.46% for the fixed portion of the bond and One-Month LIBOR plus 0.38% for the variable rate portions of the bond	191,137	342,386
Series 2004-1 securitization with a stated maturity date of April 25, 2034 and an interest rate of One-Month LIBOR plus 0.30%	221,562	384,857
Series 2004-2 securitization with a stated maturity date of July 25, 2034 and an interest rate range of One-Month LIBOR plus 0.29% to One-Month LIBOR plus 0.30%	382,817	604,229
Series 2004-3 securitization with a stated maturity date of October 25, 2034 and an interest rate range of 2.90% to 5.25% for the fixed portions of the bond and a range of One-Month LIBOR plus 0.17% to One-Month LIBOR plus 2.50% for the variable rate portions of the bond	591,354	928,914
Series 2004-4 securitization with a stated maturity date of January 25, 2035 and an interest rate of 5.25% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.15% to One-Month LIBOR plus 1.80% for the variable rate portions of the bond	686,804	1,012,214
Series 2005-1 securitization with a stated maturity date of April 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	687,766	—
Series 2005-2 securitization with a stated maturity date of July 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	841,552	—
Series 2005-3 securitization with a stated maturity date of September 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 1.70%	1,044,619	—
Series 2005-4 securitization with a stated maturity date of December 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.08% to One-Month LIBOR plus 2.50%	1,173,660	—
Private placement of Canadian mortgages through a multi-seller conduit bearing interest at prevailing commercial paper rate plus 0.27% with no stated maturity date	70,934	—

	6,244,352	3,957,073
Unamortized bond discounts	(3,532)	(2,958)

Total securitization bond financing, net	$6,240,820	$3,954,115

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $6.4 billion and $4.1 billion as of December 31, 2005 and December 31, 2004, respectively. Unamortized debt issuance costs, included in prepaid and other assets, are $19.8 million and $14.1 million at December 31, 2005 and December 31, 2004, respectively.

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

The following table summarizes the expected repayments relating to the securitization bond financing at December 31, 2005 and are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

Year Ending December 31:	(In thousands)
2006	$2,323,851
2007	1,623,797
2008	780,669
2009	460,284
2010	334,691
Thereafter	721,060
Discount	(3,532)

Total	$6,240,820

8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The tax effects of significant items comprising Accredited’s net deferred tax (liability) asset were as follows:

	December 31, 2005	December 31, 2004
	(In thousands)
Deferred tax assets:
Loans held for sale	$6,303	$13,071
Market reserve on loans held for sale	8,639	8,659
Loan securitizations	54,991	16,921
State taxes	6,151	4,594
Other reserves and accruals	12,289	2,491

Total deferred tax assets	88,373	45,736

Deferred tax liabilities:
Mortgage-related securities	(10,800)	(10,161)
Cash flow hedging	(9,549)	(1,325)

Total deferred tax liabilities	(20,349)	(11,486)

Net deferred tax asset	$68,024	$34,250

The income tax provision consists of the following for the years ended December 31:

	2005	2004	2003
	(in thousands)
Current:
Federal	$120,274	$86,880	$54,003
State	23,711	17,931	11,521

Total current provision	143,985	104,811	65,524

Deferred:
Federal	(35,091)	(16,640)	94
State	(6,908)	(2,882)	929

Total deferred provision (benefit)	(41,999)	(19,522)	1,023

Total provision	$101,986	$85,289	$66,547

The deferred income tax expense resulted from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The primary sources of these differences were the origination and reversal of the following: mortgage securitizations where taxable income has been recognized in excess of book income, loans held for sale at year end where taxable income recognized has been less than book income and various reserves and accruals in which book deductions exceed tax deductions.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations for the years ended December 31:

	2005	2004	2003
	(in thousands)
Federal income tax at statutory rate	$93,589	$76,903	$58,297
State income tax, net of federal effects	9,942	9,392	8,092
REIT dividends on preferred stock	(3,492)	(1,279)	—
Other	1,947	273	158

Total provision	$101,986	$85,289	$66,547

Accredited recorded $4.8 million, $7.0 million and $2.1 million, during 2005, 2004 and 2003, respectively, as a reduction in income taxes payable for corporate tax deductions arising from the sale by employees of common stock they acquired from employee stock plans prior to the fulfillment of the required tax holding periods for such stock. These benefits have been reflected as additional paid in capital in the accompanying consolidated statements of stockholders’ equity.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows at December 31:

	2005	2004
	(in thousands)
Accrued liabilities—payroll	$28,116	$20,678
Accrued liabilities—general	34,627	18,401
Reserve for repurchases and premium recapture	10,751	7,536

Total	$73,494	$46,615

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Activity in the reserve for repurchases and premium recapture included in accrued liabilities was as follows for the years ended December 31:

	Balance at Beginning of Year	Additions to Reserve(1)	Chargeoffs, net	Balance at End of Year
	(in thousands)
2005:
Reserve for repurchases	$5,126	$4,120	$(1,812)	$7,434
Reserve for premium recapture	2,410	8,318	(7,411)	3,317

Total	$7,536	$12,438	$(9,223)	$10,751

2004:
Reserve for repurchases	$5,445	$736	$(1,055)	$5,126
Reserve for premium recapture	2,470	3,943	(4,003)	2,410

Total	$7,915	$4,679	$(5,058)	$7,536

2003:
Reserve for repurchases	$2,888	$3,102	$(545)	$5,445
Reserve for premium recapture	1,374	2,996	(1,900)	2,470

Total	$4,262	$6,098	$(2,445)	$7,915

(1)	Reduces gain on sale of loans

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments such as cash and cash equivalents, restricted cash and accrued interest receivable and payable are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of warehouse credit facilities are reasonable estimates of their fair value because of their short maturity and interest rates that adjust with current market rates. Accredited ascribes no value to loan origination commitments because there are no interest rate-lock commitments on our primary loan products. The rates at which Accredited has committed to sell loans approximate current market values and, therefore, no value has been ascribed to the forward sale commitments.

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

Mortgage Loans Held for Sale and Loans Held for Investment—We estimate fair value by evaluating a variety of market indicators including recent trades, outstanding commitments or current investor yield requirements.

Securitization Bond Financing—Fair value is determined using interest rates, credit spreads and prepayment assumptions as of each balance sheet date which investors could use to price securities having similar principal and interest cash flows.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Estimated fair values for these financial instruments were as follows at December 31:

	2005		2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets:
Mortgage loans held for sale, net	$2,252,252	$2,291,079	$1,790,134	$1,850,700
Mortgage loans held for investment—principal balance	7,321,608	7,610,579	4,744,433	4,887,572
Financial liabilities:
Securitization bond financing	6,240,820	6,249,766	3,954,115	3,973,935
Subordinated note	40,000	40,000	—	—

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

11. MINORITY INTEREST IN SUBSIDIARY

In May 2004, AHL formed a subsidiary, Accredited Mortgage Loan REIT Trust (REIT), for the purpose of acquiring, holding and managing real estate assets. All of the outstanding common shares of the REIT are held by AHL, which in turn is a wholly owned subsidiary of Accredited. The REIT, in 2004, issued Series A Preferred Shares to outside investors in the aggregate amount of $102.3 million. The Series A Preferred Shares bear a dividend of 9.75% annually.

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

In December 2005, the REIT’s board of trustees declared dividends on common stock of which $197.7 million was paid in December 2005 and $12.3 million was paid in January 2006. In December 2004, the REIT’s board of trustees declared dividends on common stock of which $50 million was paid in December 2004 and $5 million was paid in January 2005.

In March, June, September and December of 2005, the REIT’s board of trustees declared a quarterly cash dividend on the preferred shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15, September 15 and December 15, which aggregated approximately $10.0 million for the year ended December 31, 2005. Preferred dividends paid during 2004 were $3.7 million.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock. At December 31, 2005, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at December 31, 2005, the REIT’s current annual preferred dividend obligation totals $10.0 million.

The preferred shares are reported as minority interest in subsidiary in the consolidated balance sheet.

12. GAIN ON WHOLE LOAN SALES

The components of gain on sale of loans are as follows for the years ended December 31:

	2005	2004	2003
	(dollars in thousands)
Premium received	$318,871	$308,288	$253,349
Net gain (loss) on derivatives	21,601	(1,201)	(8,207)
Provision for reserves(1)	(18,472)	(12,814)	(18,959)
Net origination points and fees	38,940	32,120	36,230
Direct loan origination expenses	(47,835)	(42,813)	(37,262)

Total gain on sale of loans, net	$313,105	$283,580	$225,151

(1)	Includes provisions for market value reserve and reserves for repurchases and premium recapture.

13. EMPLOYEE STOCK AND BENEFIT PLANS

Stock Option Plans—Accredited’s 1995 Executive Stock Option Plan, 1995 Stock Option Plan, 1998 Stock Option Plan, and 2002 Stock Option Plan (collectively the “Stock Option Plans”), provide for the issuance of stock options to eligible directors, employees and consultants. Accredited’s 2002 Stock Option Plan (“2002 Plan”) was adopted effective as of the closing of the Offering by the board of directors and approved by the stockholders in 2002. The share reserve for the 2002 Plan includes the number of shares remaining available for option grants and the number of options outstanding under all other stock option plans. The 2002 Plan provides for automatic grants of stock options to non-employee directors to purchase 17,500 shares of Company common stock to each director who is a non-employee director on the date the 2002 Plan is effective or who first becomes a director after the date the 2002 Plan is effective. Accredited may issue up to 2,461,000 shares of common stock under these plans, of which 1,398,000 were granted and outstanding options and 1,063,000 were available for future grants at December 31, 2005.

During 2001, a Company executive exercised stock options pursuant to a full recourse promissory note in the principal amount of $1.25 million with interest payable at a rate of 10.6% per annum and an original maturity date of August 1, 2005. This note was paid in full in December 2004. In June 2002, Accredited made an unsecured loan of $31,000 to this executive with interest payable at 10% per annum. The loan was paid in full in September of 2005.

During 2005, 2004 and 2003, Accredited recorded $137,000, $63,000 and $187,000, respectively, in stock-based compensation expense, representing the intrinsic value of stock option grants which were subject to a reevaluation of the fair value of Accredited’s common stock.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

During 2003, 17,500 stock options were granted to a non-employee who has a consulting agreement with Accredited. These options are accounted for based on the fair value of the equity instruments issued in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force (“EITF”) in connection with EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services. During 2005, 2004, and 2003, Accredited recognized compensation expense of $53,000, $259,000, and $95,000, respectively, related to these non-employee options. Unearned compensation related to these stock options, which totaled $60,000 at December 31, 2005, is included as a separate component of stockholders’ equity and amortized over the vesting period of the related options.

The weighted average exercise price of options granted with an exercise price equal to market price on the date of grant was $43.33, $35.60 and $12.41 during 2005, 2004 and 2003, respectively. All options granted during 2005, 2004 and 2003 were granted with an exercise price equal to market price on the date of grant.

A summary of the changes in options outstanding under Accredited’s Stock Option Plans for the years ended December 31, 2003, 2004 and 2005 follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Outstanding at January 1, 2003	1,750	$2.27
Options granted	679	$12.41
Options exercised	(518)	$1.67
Options cancelled	(211)	$7.96

Outstanding at December 31, 2003	1,700	$5.80
Options granted	516	$35.60
Options exercised	(575)	$2.88
Options cancelled	(271)	$22.41

Outstanding at December 31, 2004	1,370	$14.96
Options granted	724	$43.33
Options exercised	(343)	$7.38
Options cancelled	(353)	$35.70

Outstanding at December 31, 2005	1,398	$26.29

Options exercisable at December 31:
2005	525	$10.54
2004	555	$4.16
2003	743	$1.72

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$ 0.10-$ 4.75	286	4.91	$2.14	278	$2.08
$ 8.00-$27.14	297	7.20	$10.60	152	$10.15
$29.98-$38.69	252	9.04	$33.39	49	$31.94
$39.25-$42.49	266	8.84	$39.67	46	$40.08
$47.12-$47.55	297	9.20	$47.23	—	—

$ 0.10-$47.55	1,398	7.80	$26.29	525	$10.54

2002 Employee Stock Purchase Plan—Accredited’s 2002 Employee Stock Purchase Plan was adopted effective as of the closing of the Offering by the board of directors and approved by the stockholders in 2002. Employees, including officers and employee directors, are eligible to participate in the plan if they are employed for more than 20 hours per week and more than five months in any calendar year. Eligible employees may elect to withhold up to 15% of their compensation to purchase shares of Accredited’s common stock on a semi-annual basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. During 2005 and 2004, employees purchased 124,000 and 178,000, shares at an average price of $37.47 and $23.74, respectively. In 2005, Accredited’s management agreed to discontinue the plan as of January 1, 2006, the effective date of SFAS No. FAS 123(R) Share-Based Payments.

Deferred Compensation Plan—Accredited’s Deferred Compensation Plan was adopted by the board of directors and approved by the stockholders in 2002, and became effective on January 1, 2003. The plan is an unfunded, nonqualified deferred compensation plan that benefits directors, certain designated key members of management and highly compensated employees. Under the plan, an employee may defer up to 100% of their base salary, director fee, bonus and/or commissions on a pre-tax basis. Accredited may make both voluntary and/or matching contributions to the plan on behalf of plan participants and may make voluntary and/or matching contributions in the form of restricted stock units. All plan assets are corporate assets rather than individual property and are therefore subject to creditors’ claims against Accredited.

During 2005, 2004 and 2003, Accredited awarded 195,000, 260,000 and 326,000 respectively, of restricted stock units under the plan that vest 50% two years from the date of grant and 25% each year thereafter until fully vested. Stock-based compensation expense related to these restricted stock units totaled $5.6 million, $3.0 million and $0.5 million during 2005, 2004 and 2003, respectively. Unearned compensation related to these stock units, which totaled $14.5 million and $11.5 million at December 31, 2005 and 2004, respectively, is included as a separate component of stockholders’ equity and amortized over the service period. At December 31, 2005, there were approximately 772,000 shares of restricted stock units outstanding. This included 612,000 units that have not vested. At December 31, 2005, 1,218,000 shares of Accredited’s common stock were reserved for future issuance under the plan.

Restricted Stock Awards—Accredited issued 41,000 shares of restricted stock to two of its officers in 2005 as an inducement to employment. The shares of restricted stock had a value of $1,540,000 on the issue date and

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

fully vest over a five-year period. Accredited records compensation expense for the amortization of the awards issued to employees over the service period based on the intrinsic-value method in which the fair value of the award is derived from the underlying common stock of Accredited at the date of grant in accordance with APB 25. Compensation expense recorded related to the restricted stock awards was $234,000 in 2005. Unearned compensation related to these stock awards, which totaled $1.3 million at December 31, 2005, is included as a separate component of stockholders’ equity and amortized over the service period.

401(k) Plan—Accredited participates in a defined contribution plan. Substantially all employees are eligible to participate in the plan after completing one quarter year of service. Employees may contribute up to 100% of their gross salary subject to Internal Revenue Service limitations. Accredited matches 50% of the first 6% contributed by employees. During 2005, 2004 and 2003, Accredited contributed $3,583,000 $2,994,000 and $2,177,000, respectively.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

14. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and the weighted average number of unissued, vested restricted common stock awards for the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted average number of common shares and unissued, vested restricted common stock awards, plus potential common shares from outstanding stock options and unvested restricted stock awards where the effect of those securities is dilutive. The computations for basic and diluted earnings per share are as follows for the years ended December 31:

	Net Income (numerator)	Shares (denominator)	Per Share Amount
	(in thousands, except per share amounts)
2005:
Basic earnings per share	$155,432	21,097	$7.37

Effect of dilutive shares:
Stock options		642
Restricted stock		251

Diluted earnings per share	$155,432	21,990	$7.07

Potentially dilutive stock options not included above since they are antidilutive		316

2004:
Basic earnings per share	$130,778	20,374	$6.42

Effect of dilutive shares:
Stock options		1,023
Restricted stock		149

Diluted earnings per share	$130,778	21,546	$6.07

Potentially dilutive stock options not included above since they are antidilutive		144

2003:
Basic earnings per share	$100,015	17,825	$5.61

Plus effect of income of assumed conversions:
Interest on convertible debt, net of tax	16
Effect of dilutive shares:
Warrants*		50
Stock options		1,342
Restricted stock		22
Convertible preferred stock*		616
Convertible debt*		253

Diluted earnings per share	$100,031	20,108	$4.97

Potentially dilutive stock options not included above since they are antidilutive		50

*	Represents the dilutive effect of the shares outstanding prior to the Offering in 2003.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

15. COMMITMENTS AND CONTINGENCIES

Leases—Accredited leases office space for its headquarters in San Diego, California, for various branch offices, executive suites, and record storage facilities across the country under operating leases expiring at various dates through 2015. Certain office space lease commitments have renewal options extending through 2025.

At December 31, 2005, the minimum future lease payments under non-cancelable operating leases and sublease income were as follows:

Years Ending December 31,	Lease Commitments	Sublease Rentals	Net
	(in thousands)
2006	$14,241	$(155)	$14,086
2007	14,911	(116)	14,795
2008	13,510	(89)	13,421
2009	10,912	—	10,912
2010	8,343	—	8,343
Thereafter	28,726	—	28,726

Total	$90,643	$(360)	$90,283

Rent expense for 2005, 2004 and 2003 was $12.2 million, $9.1 million and $5.4 million, respectively.

Other—Accredited is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the balance sheet. The credit risk is mitigated by Accredited’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. Accredited does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. Accredited commits to originate loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $604.6 million as of December 31, 2005.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee.

Accredited periodically enters into other loan sale commitments. At December 31, 2005 forward loan sale commitments awaiting settlement amounted to $100 million.

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

From time to time, Accredited enters into certain types of contracts that contingently require Accredited to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of Accredited’s business. The terms of such obligations vary and, generally, a maximum obligation is not

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, Accredited has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2005.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares: (i) all accrued and unpaid dividends, (ii) the redemption price and (iii) the liquidation preference. See further discussion under Note 11. Minority Interest in Subsidiary.

During 2002, 2001 and 2000, Accredited sold to a third-party investor (and former related party), $75.8 million, $299.8 million and $321.0 million, respectively, of mortgage loans originated or acquired by Accredited. At December 31, 2002, the related party had a beneficial ownership interest in Accredited related to a convertible debt facility that existed at that date. Subsequently, all ownership and beneficial ownership interest were sold in connection with the Offering in 2003, ceasing the related party relationship. The loans were sold pursuant to three separate commitments, each for a twelve-month period different from the calendar year. Pursuant to the agreement with the investor, Accredited is entitled to receive payments based upon the amount of excess cash flows generated by Accredited’s sold loans under each commitment. The excess cash flows consist of the interest paid by the obligors of Accredited’s sold loans, less the sum of a specified yield payable to the investor, servicing fees and credit losses on Accredited’s sold loans. In general, if credit losses result in a negative excess cash flow, Accredited is obligated to pay the shortfall to the investor; provided, that Accredited is not obligated to reimburse the investor for credit losses in excess of 10% of the aggregate outstanding principal balance of the mortgage loans purchased by the investor under each commitment. The aggregate outstanding principal balance of the mortgage loans purchased by the investor totaled $90.2 million at December 31, 2005. Accredited is also entitled to all prepayment penalties collected, as long as the rate of prepayments stay below certain thresholds. Should the thresholds be exceeded, then Accredited must share the prepayment penalties collected with the investor.

Legal Matters—In December 2002, AHL was served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which AHL does business and the common law of unjust enrichment. The complaint alleges that AHL has a practice of misrepresenting and inflating the amount of fees it pays to third parties in connection with the residential mortgage loans that it funds. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid AHL to pay, or reimburse AHL’s payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to AHL for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid to AHL and the amount AHL paid to the third party and (2) a nationwide class of claimants with respect to an unjust enrichment cause of action included in the original complaint who, since November 19, 1997 paid money to AHL for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid AHL and the amount AHL paid the third party. The court conditioned its order limiting the statutory consumer fraud act claims to claimants in the State of Illinois on the outcome of a case pending before the Illinois Supreme Court in which one of the issues is the propriety of certifying a nationwide class based on the Illinois Consumer Fraud and Deceptive Business Practices Act. That case has now been decided in a manner favorable to AHL’s position, and, in light of this ruling, AHL intends to petition the Illinois Supreme Court for a

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

supervisory order reversing the lower court’s class certification decision, the lower court having denied AHL’s motion for reconsideration of (a) the court’s order granting class certification and (b) the court’s denial of AHL’s request for leave to take an interlocutory appeal of such order. There has not yet been a ruling on the merits of either the plaintiffs’ individual claims or the claims of the class, and the ultimate outcome of this matter and the amount of liability, if any, that may result, is not presently determinable. AHL intends to continue to vigorously defend this matter and does not believe it will have a material adverse effect on its business.

In January 2004, AHL was served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The named plaintiff is a former commissioned loan officer of AHL, and the complaint alleges that AHL violated California and federal law by misclassifying the plaintiff and other non-exempt employees as exempt employees, failing to pay the plaintiff on an hourly basis and for overtime worked, and failing to properly and accurately record and maintain payroll information. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. AHL has been served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action. AHL has appealed the court’s denial of its motion to compel arbitration of the consolidated cases, and a resolution of that appeal is not expected before mid-2006. In the meantime, discussions are ongoing between the parties regarding potential settlement or mediation of the claims, and AHL has pursued and effected settlements directly with many current and former employees covered by the allegations of the complaints. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class. AHL does not believe these matters will have a material adverse effect on its business, but, at the present time, the ultimate outcome of the litigation and the total amount of liability is not determinable.

In June 2005, AHL was served with a complaint, Williams et al. v. Accredited Home Lenders, Inc., brought in United States District Court for the Northern District of Georgia. The two named plaintiffs are former commissioned loan officers of AHL, and the complaint alleges that AHL violated federal law by requiring the plaintiffs to work overtime without compensation. The plaintiffs seek to recover, on behalf of themselves and other similarly situated employees, the allegedly unpaid overtime, liquidated damages, attorneys’ fees and costs of suit. A motion to certify a collective class has been filed, but a hearing date has not yet been set. There has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and the ultimate outcome of this matter and the amount of liability, if any, which may result, is not presently determinable. AHL intends to vigorously defend this matter and does not believe it will have a material adverse effect on its business.

In September 2005, AHL and AHLHC were served with a class action complaint, Phillips v. Accredited Home Lenders Holding Company, et al., brought in the United States District Court, Central District of California. The complaint alleges violations of the Fair Credit Reporting Act in connection with prescreened offers of credit made by AHL. The plaintiff seeks to recover, on behalf of her and similarly situated individuals, damages, pre-judgment interest, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On January 4, 2006, plaintiff re-filed the action in response to the court’s December 9, 2005, decision granting AHL’s and AHLHC’s motion to (1) dismiss with prejudice plaintiff’s claim that AHL’s offer of credit failed to include the clear and conspicuous disclosures required by FCRA, (2) strike plaintiff’s request for declaratory and injunctive relief, and (3) sever plaintiff’s claims as to AHL and AHLHC from those made against other defendants unaffiliated with AHL or AHLHC. Plaintiff’s remaining claim is that AHL’s offer of credit did not meet FCRA’s “firm offer” requirement. A motion to certify a class has not yet been filed, and there has been

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class. AHL and AHLHC intend to vigorously defend this matter. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on Accredited. The ultimate outcome of this matter and the amount of liability, if any, which may result, is not presently determinable.

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

16. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information for the years ended December 31:

	2005	2004	2003
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$304,432	$119,416	$55,420
Income taxes	$79,062	$78,439	$67,622
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of mortgage loans held for sale to mortgage loans held for investment	$4,358,310	$3,579,940	$1,570,453
Transfer of mortgage loans held for sale to real estate owned, net of reserve, included in other assets	$17,223	$6,454	$9,858
Transfer of mortgage loans held for investment to real estate owned, net of reserve, included in other assets	$12,774	$1,834	$854
Restricted stock units issued, net	$10,392	$9,612	$5,415
Conversion of convertible debt to common stock	$—	$—	$3,000
Conversion of preferred stock to common stock	$—	$—	$5,113

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following data was derived from unaudited consolidated financial information for each of the eight quarters ended December 31, 2005. Such information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments necessary for the fair presentation of the information for the periods presented. This information should be read in conjunction with the consolidated financial statements and the related notes. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended				Total year
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2005:
Total net revenues	$123,038	$143,682	$151,756	$150,097	$568,573
Income before income taxes	$54,984	$68,565	$73,303	$70,544	$267,396
Net income	$31,287	$39,572	$41,291	$43,282	$155,432
Basic earnings per share	$1.50	$1.89	$1.95	$2.03	$7.37
Diluted earnings per share	$1.43	$1.81	$1.87	$1.96	$7.07
2004:
Total net revenues	$90,445	$118,013	$126,642	$134,503	$469,603
Income before income taxes	$37,510	$57,157	$60,271	$64,785	$219,723
Net income	$22,506	$34,294	$35,877	$38,101	$130,778
Basic earnings per share	$1.12	$1.69	$1.75	$1.85	$6.42
Diluted earnings per share	$1.05	$1.60	$1.66	$1.76	$6.07

ACCREDITED MORTGAGE LOAN REIT TRUST

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firms	F-41

Balance Sheets as of December 31, 2005 and 2004	F-43

Statements of Operations for the year ended December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-44

Statements of Stockholders’ Equity and Comprehensive Income for the year ended December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-45

Statements of Cash Flows for the year ended December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-46

Notes to Financial Statements	F-47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accredited Mortgage Loan REIT Trust

We have audited the accompanying balance sheet of Accredited Mortgage Loan REIT Trust (the “REIT”) as of December 31, 2005, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the REIT’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The REIT is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the REIT’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accredited Mortgage Loan REIT Trust as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

GRANT THORNTON LLP

March 10, 2006

Irvine, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accredited Mortgage Loan REIT Trust

We have audited the accompanying balance sheet of Accredited Mortgage Loan REIT Trust (the “REIT”) as of December 31, 2004, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the period from inception (May 4, 2004) to December 31, 2004. These financial statements are the responsibility of the REIT’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The REIT is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the REIT’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

DELOITTE & TOUCHE LLP

March 30, 2005

San Diego, California

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$6,158	$4,018
Accrued interest receivable	32,604	22,039
Mortgage loans held for investment, net of reserve of $98,399 and $54,960, respectively	6,240,136	4,056,306
Derivative assets, including margin account	65,347	9,532
Prepaid expenses and other assets	30,322	18,336
Receivable from parent	99,642	15,214

Total assets	$6,474,209	$4,125,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Credit facilities	$15,640	$—
Securitization bond financing	6,169,886	3,954,115
Accrued interest	5,115	5,206

Total liabilities	6,190,641	3,959,321

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; authorized 20,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at December 31,2005 and 2004	4,094	4,094
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 100,000 at December 31,2005 and 2004	1	1
Additional paid-in capital	303,180	163,287
Accumulated other comprehensive income	23,991	3,348
Accumulated deficit	(47,698)	(4,606)

Total stockholders’ equity	283,568	166,124

Total liabilities and stockholders’ equity	$6,474,209	$4,125,445

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31, 2005	Inception (May 4, 2004) to December 31, 2004
REVENUES:
Interest income (including $4,008 and $99 from parent)	$408,599	$98,024
Interest expense	(198,238)	(35,671)

Net interest income	210,361	62,353
Provision for losses on loans held for investment	(16,900)	(6,536)

Net interest income after provision	193,461	55,817
Other income	1,878	414

Total net revenues	195,339	56,231

OPERATING EXPENSES:
Management fee assessed by parent	25,693	7,181
Direct general and administrative expenses	60	—

Total operating expenses	25,753	7,181

Net income	169,586	49,050
Dividends on preferred stock	(9,978)	(3,656)

Net income available to common stockholders	$159,608	$45,394

Basic and diluted earnings per common share	$1,596.08	$453.94
Weighted average shares outstanding for basic and diluted	100	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Total	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
	(in thousands)
Common stock issued upon formation, May 4, 2004	—	$—	100	$1	$—	$—	$—	$1
Capital contributions from parent	—	—	—	—	69,458	—	—	69,458
Preferred stock issued in public offering, net of offering costs	4,094	4,094	—	—	93,829	—	—	97,923
Net unrealized gain on derivatives	—	—	—	—	—	3,348	—	3,348	$3,348
Net income	—	—	—	—	—	—	49,050	49,050	49,050
Dividend on common stock	—	—	—	—	—	—	(50,000)	(50,000)	—
Dividends on preferred stock	—	—	—	—	—	—	(3,656)	(3,656)	—

Balance, December 31, 2004	4,094	4,094	100	1	163,287	3,348	(4,606)	166,124	$52,398

Capital contributions from parent	—	—	—	—	139,893	—	—	139,893
Preferred stock issued in public offering, net of offering costs	—	—	—	—	—	—	—	—
Net unrealized gain on derivatives	—	—	—	—	—	20,643	—	20,643	$20,643
Net income	—	—	—	—	—	—	169,586	169,586	169,586
Dividend on common stock	—	—	—	—	—	—	(202,700)	(202,700)	—
Dividends on preferred stock	—	—	—	—	—	—	(9,978)	(9,978)	—

Balance, December 31, 2005	4,094	$4,094	100	$1	$303,180	$23,991	$(47,698)	$283,568	$190,229

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	Inception (May 4, 2004) to December 31, 2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$169,586	$49,050
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination costs (fees) on securitized loans	(3,168)	(525)
Amortization of deferred costs	13,030	247
Provision for losses on loans held for investment	16,900	6,536
Unrealized loss on derivatives	24,592	650
Adjustment into earnings for gain on derivatives from other comprehensive income	(14,634)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(10,565)	(22,039)
Derivative assets, including margin account	(40,747)	—
Prepaid expenses and other assets	(3,114)	8,435
Accrued interest payable	(90)	2,058

Net cash provided by operating activities	151,790	44,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	1,973,254	379,796

Net cash provided by investing activities	1,973,254	379,796

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	4,185,767	2,675,699
Payments on securitization bond financing	(1,984,093)	(383,145)
Payments on temporary credit facilities	(4,034,213)	(2,767,798)
Net payments to parent	—	(15,214)
Capital contributions from parent	7,000	26,001
Net increase in receivable from parent	(84,687)	—
Proceeds from preferred stock offering of the consolidated subsidiary	—	97,923
Payments of common stock dividends	(202,700)	(50,000)
Payments of preferred stock dividends	(9,978)	(3,656)

Net cash used in financing activities	(2,122,904)	(420,190)

Net increase in cash and cash equivalents	2,140	4,018
Beginning balance cash and cash equivalents	4,018	—

Ending balance cash and cash equivalents	$6,158	$4,018

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

Loans Held for Securitization

Accredited’s securitization program calls for the execution of one securitization transaction per calendar quarter. In support of this program, each month the Company identifies loans meeting the applicable investor characteristics and transfers those loans from Loans Held for Sale to Loans Held for Securitization (held for investment).

After the loans are designated as held for investment, the Company estimates the losses inherent in the portfolio at the balance sheet date and establishes an allowance for loan losses. The provision for loan losses on loans held for securitization is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in the portfolio. Accredited defines a loan as non-accruing at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying Accredited’s historical loss experience. Accredited also uses other analytical tools to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments are reported in earnings. As these estimates are influenced by factors outside of Accredited’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Carrying values are written down to fair value when the loan is foreclosed upon or deemed uncollectible.

Each quarter (typically the second month of each quarter), the Loans Held for Securitization, which are originated by and to this point have been held in AHL, are contributed at the current carrying amount to the REIT. The carrying amount transferred to the REIT consists of the unpaid principal balance, the net deferred origination fees, the basis adjustment for fair value hedge accounting (from funding to contribution date) and the allowance for loan losses. The loans remain in the Loans Held for Securitization for approximately 10 business days prior to the close of the securitization transaction and are thereafter designated as Loans Held for Investment.

Loans Held for Investment and Securitization Bond Financing

Mortgage loans held for investment include loans that the REIT has securitized in structures that require financing treatment. During the year ended December 31, 2005, the REIT completed four securitizations of mortgage loans totaling $4.2 billion structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

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

Derivative Financial Instruments

As part of the REIT’s interest rate management process, the REIT uses derivative financial instruments such as Eurodollar futures and options. In connection with some of the securitizations structured as financings, the REIT entered into interest rate cap agreements. In connection with five of the securitizations structured as financings, the REIT entered into interest rate swap agreements. It is not the REIT’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by AHL, as our servicer, in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less estimated costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At December 31, 2005 and 2004, real estate owned amounting to $10.5 million and $2.7 million, respectively, net of valuation allowances, is included in other assets.

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Accumulated other comprehensive income for the period from inception (May 4, 2004) to December 31, 2004 and for the year ended December 31, 2005 was determined as follows:

(In thousands)
Balance at January 1, 2004	$—
Net unrealized gains on cash flow hedges	3,348

Balance at December 31, 2004	3,348
Net unrealized gains on cash flow hedges	35,277
Reclassification adjustment into earnings for realized gain on derivatives	(14,634)

Balance at December 31, 2005	$23,991

Comprehensive income is determined as follows:

	Year Ended December 31, 2005	Inception (May 4, 2004) to December 31, 2004
	(In thousands)
Net income	$169,586	$49,050
Net unrealized gains or losses on cash flow hedges	35,277	3,348
Reclassification adjustment into earnings for realized gain on derivatives	(14,634)	—

Total comprehensive income	$190,229	$52,398

Reclassifications (in thousands)

We reclassified $22,039 from other receivables to accrued interest receivable and $7,944 to prepaid expenses and other assets as of December 31, 2004 to conform to current presentation. The consolidated statement of cash flows for the period from inception (May 4, 2004) to December 31, 2004 has been reclassified to reflect the changes.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At December 31, 2005, 23% and 11% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. At December 31, 2004, 33% of the unpaid principal balance of mortgage loans held for investment was secured by properties located in California. The remaining properties securing mortgage loans did not exceed 10% in any other state at December 31, 2005 and 2004.

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

3. MORTGAGE LOANS

Mortgage loans held for investment—Mortgage loans held for investment were as follows:

	December 31, 2005	December 31, 2004
	(In thousands)
Loans held for investment—principal balance	$6,350,870	$4,101,982
Basis adjustment for fair value hedge accounting	(4,766)	13,741
Net deferred origination fees	(7,569)	(4,457)
Allowance for loan losses	(98,399)	(54,960)

Loans held for investment, net	$6,240,136	$4,056,306

Reserves for losses—Activity in the reserves was as follows:

	Balance at Beginning of Period	Contributions from Parent	Provision for Losses	Chargeoffs, net	Transfers	Balance at End of Period
	(In thousands)
Year ended December 31, 2005:
Mortgage loans held for investment	$54,960	$36,385	$11,932	$(4,878)	$—	$98,399
Real estate owned	2,028	—	4,968	—	—	6,996

Total	$56,988	$36,385	$16,900	$(4,878)	$—	$105,395

Inception (May 4, 2004) to December 30, 2004:
Mortgage loans held for investment	$—	$51,581	$6,536	$(1,129)	$(2,028)	$54,960
Real estate owned	—	—	—	—	2,028	2,028

Total	$—	$51,581	$6,536	$(1,129)	$—	$56,988

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

The following table summarizes the loss and delinquency amounts for mortgage loans and real estate owned:

	At December 31, 2005			At December 31, 2004
	Total Principal Amount	Delinquent Principal Over 90 Days		Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands)
Mortgage loans held for investment	$6,350,870	$70,990	(1)	$4,101,982	$22,634
Real estate owned	17,490	17,490		4,716	4,716

Total	$6,368,360	$88,480		$4,106,698	$27,350

(1)	For loans 90 days or more delinquent we cease to accrue interest income and reverse all previously accrued but uncollected income.

4. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

The REIT uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At December 31, 2005 and December 31, 2004, fair value hedge basis adjustments of ($4.8 million) and $13.7 million are included as additions to loans held for investment. No hedge ineffectiveness associated with fair value hedges was recorded in earnings during the year ended December 31, 2005 or for the period from inception (May 4, 2004) to December 31, 2004, as the REIT has discontinued fair value hedge accounting on loans held for investment.

Cash Flow Hedges

The REIT utilizes cash flow hedging and cash flow hedge accounting on its securitization debt under SFAS No. 133. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $35.3 million were recorded in other comprehensive income during the year ended December 31, 2005, which is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from March 2006 to March 2015. A total of $21.6 million in net effective gains, included in other comprehensive income at December 31, 2005, is expected to be recognized in earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of $2.0 million was recorded in earnings during the year ended December 31, 2005 and is included as a component of interest expense in the statement of operations.

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At December 31, 2005 the REIT had outstanding Eurodollar futures contracts, options contracts and interest rate swap agreements that were designated as hedge instruments, as well as interest rate cap agreements. At December 31, 2005 and December 31, 2004, the fair value of the margin account balances required for these derivatives and the futures contracts was $48.4 million and $6.4 million, respectively. At December 31, 2005, the fair value of the options contracts, interest rate swap and cap agreements was $4.7 million, $12.1 million and $53 thousand, respectively. At December 31, 2004, the fair value of the options contracts, interest rate swap and cap agreements was $1.0 million, $1.8 million and $0.3 million, respectively. The total net liquidation value at December 31, 2005 and December 31, 2004 of these derivatives and related margin account balances was

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

$65.3 million and $9.5 million, respectively. A gain of $1.9 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the year ended December 31, 2005 relating to the gains and losses in value of interest rate cap agreements and interest rate swap agreements.

The change in fair value of derivative financial instruments, and the related hedged liability, recorded in the statement of operations was as follows:

	Interest Income	Interest Expense	Total
	(In thousands)
Year ended December 31, 2005:
Net unrealized gain (loss)	$(4,384)	$(20,208)	$(24,592)
Net realized gain (loss)	—	38,168	38,168

Total	$(4,384)	$17,960	$13,576

Inception (May 4, 2004) to December 31, 2004:
Net unrealized gain (loss)	$(2,008)	$3,906	$1,898
Net realized gain (loss)	6	(530)	(524)

Total	$(2,002)	$3,376	$1,374

5. CREDIT FACILITIES

In connection with the REIT’s execution of securitization transactions through the first quarter of the year ended December 31, 2005, AHL and the REIT, as several borrowers or sellers, may enter into warehouse transactions with lenders to finance the related mortgage loans that are to be contributed by AHL to the REIT and then subsequently securitized with permanent bond financing. The net proceeds of the securitizations are to be used by AHL or the REIT to repay the warehouse debt and pay other expenses of the securitization.

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

Beginning in the second quarter of 2005, AHL and the REIT secured modifications to the existing AHL warehouse credit facilities agreements providing for the financing of assets held for securitization. These modified agreements allow for the financing of loans for an approximate 30 day period prior to the close of the securitization transaction.

Prior to the date of contribution of the mortgage loan assets, AHL is the obligor, subsequent to the contribution date the REIT becomes the obligor. AHL provides a guarantee of the REIT’s obligations under the modified warehouse credit facilities.

The facilities are collateralized by performing, aged and delinquent loans and bear interest based on the One-Month LIBOR plus a spread.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

Amounts outstanding on the warehouse facilities described above were $15.6 million at December 31, 2005. Unsold interests in securitized bonds of $25.2 million were pledged as collateral. The balance outstanding on the facility was paid in full in January 2006.

6. SECURITIZATION BOND FINANCING

Securitization bond financing consisted of the following:

	December 31, 2005	December 31, 2004
	(In thousands)
Series 2002-1 securitization with a stated maturity date of July 25, 2032 and an interest rate of 4.93% for the fixed portion of the bond and One-Month LIBOR plus 0.32% for the variable rate portion of the bond	$30,595	$64,644
Series 2002-2 securitization with a stated maturity date range of January 25, 2033 through February 25, 2033 and an interest rate of 4.48% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.49% to One-Month LIBOR plus 0.50% for the variable rate portions of the bond	106,039	221,021
Series 2003-1 securitization with a stated maturity date of June 25, 2033 and an interest rate of 3.58% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.38% for the variable rate portions of the bond	78,564	147,530
Series 2003-2 securitization with a stated maturity date of October 25, 2033 and an interest rate of 4.23% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.35% to One-Month LIBOR plus 0.37% for the variable rate portions of the bond	136,949	251,278
Series 2003-3 securitization with a stated maturity date of January 25, 2034 and an interest rate of 4.46% for the fixed portion of the bond and One-Month LIBOR plus 0.38% for the variable rate portions of the bond	191,137	342,386
Series 2004-1 securitization with a stated maturity date of April 25, 2034 and an interest rate of One-Month LIBOR plus 0.30%	221,562	384,857
Series 2004-2 securitization with a stated maturity date of July 25, 2034 and an interest rate range of One-Month LIBOR plus 0.29% to One-Month LIBOR plus 0.30%	382,817	604,229
Series 2004-3 securitization with a stated maturity date of October 25, 2034 and an interest rate range of 2.90% to 5.25% for the fixed portions of the bond and a range of One-Month LIBOR plus 0.17% to One-Month LIBOR plus 2.50% for the variable rate portions of the bond	591,354	928,914
Series 2004-4 securitization with a stated maturity date of January 25, 2035 and an interest rate of 5.25% for the fixed portion of the bond and a range of One-Month LIBOR plus 0.15% to One-Month LIBOR plus 1.80% for the variable rate portions of the bond	686,804	1,012,214
Series 2005-1 securitization with a stated maturity date of April 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	687,766	—
Series 2005-2 securitization with a stated maturity date of July 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 2.50%	841,552	—
Series 2005-3 securitization with a stated maturity date of September 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.10% to One-Month LIBOR plus 1.70%	1,044,619	—
Series 2005-4 securitization with a stated maturity date of December 25, 2035 and an interest rate of range of One-Month LIBOR plus 0.08% to One-Month LIBOR plus 2.50%	1,173,660	—

	6,173,418	3,957,073
Unamortized bond discounts	(3,532)	(2,958)

Total securitization bond financing, net	$6,169,886	$3,954,115

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $6.4 billion and $4.1 billion as of December 31, 2005 and December 31, 2004, respectively. Unamortized debt issuance costs, included in prepaid and other assets, are $19.7 million and $14.1 million at December 31, 2005 and December 31, 2004, respectively.

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

The following table summarizes the expected repayments relating to the securitization bond financing at December 31, 2005. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment spreads:

Years Ending December 31:	(In thousands)
2006	$2,328,889
2007	1,611,403
2008	734,294
2009	454,744
2010	323,028
Thereafter	721,060
Discount	(3,532)

Total	$6,169,886

7. INCOME TAXES AND DISTRIBUTION OF EARNINGS

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations:

	Year Ended December 31, 2005	Inception (May 4, 2004) to December 31, 2004
	(In thousands)
Federal income tax at statutory rate	$59,355	$17,167
Preferred stock dividends at statutory rate	(3,492)	(1,279)
Common stock dividends paid deduction and other	(55,863)	(15,888)

Total provision	$—	$—

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Estimated fair values for these financial instruments were as follows at December 31:

	2005		2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets:
Mortgage loans held for investment—principal balance	$6,350,870	$6,617,607	$4,101,982	$4,224,242
Financial liabilities:
Securitization bond financing	6,169,886	6,178,832	3,954,115	3,973,935

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

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

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees and a duly authorized committee thereof has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At December 31, 2005 and December 31, 2004, there were 4,093,678 preferred shares issued and outstanding.

In March, June, September and December of 2005, the REIT’s board of trustees declared a quarterly cash dividend on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15, September 15 and December 15, which aggregated $10 million for the year ended December 31, 2005.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter. In addition, commencing with each of the four quarters ending December 31, 2005, the REIT is also required to maintain cumulative unencumbered cash flow (as defined in the agreement) greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of December 31, 2005, the REIT was in compliance with the covenants applicable to date in 2005.

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

10. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the Six-Month LIBOR plus 1.0%. Management fee expense under this agreement totaled $25.7 million and $7.2 million for the year ended December 31, 2005 and for the period from

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

inception (May 4, 2004) to December 31, 2004, respectively. Interest income under this agreement totaled $4.0 million and $0.1 million for the year ended December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004, respectively. At December 31, 2005 and December 31, 2004, the net receivable from parent was $99.6 million and $15.2 million, respectively. It is Accredited’s practice to periodically settle intercompany balances.

11. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information for the year ended December 31, 2005 and from inception (May 4, 2004) to December 31, 2004:

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$204,236	$31,407

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$12,774	$2,688

Detail of assets and liabilities contributed from parent:
Cash contributions	$—	$26,001
Mortgage loans, net of reserves	4,203,594	4,445,453
Other net assets (liabilities)	(20,663)	18,203
Outstanding balances on warehouse credit facilities	(4,049,853)	(2,767,798)
Securitization bond financing	(—)	(1,652,400)

Net capital contributions from parent	$133,078	$69,459

12. SUBSEQUENT EVENTS

In December 2005, the REIT’s board of trustees declared dividends on common stock of which $197.7 million was paid in December 2005 and $12.3 million was paid in January 2006.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For The Year Ended December 31, 2005 and

For The Period From Inception (May 4, 2004) To December 31, 2004

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following data was derived from unaudited consolidated financial information for each of the four quarters in the year ended December 31, 2005 and for the period from inception (May 4, 2004) to June 30, 2004 and the third and fourth quarters in the period ended December 31, 2004. Such information has been prepared on the same basis as the audited financial statements contained elsewhere in this report and, in the opinion of management, includes all adjustments necessary for the fair presentation of the information for the periods presented. This information should be read in conjunction with the financial statements and the related notes. The operating results in any quarter or partial period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	March 31	June 30(1)	September 30	December 31	Total year
	(in thousands, except per share amounts)
2005:
Total net revenues	$46,861	$43,910	$54,482	$50,086	$195,339
Net income	$41,456	$37,757	$47,681	$42,692	$169,586
Net income available to common stockholders	$38,961	$35,263	$45,186	$40,198	$159,608
Basic and diluted earnings per share	$389.61	$352.63	$451.86	$401.98	$1,596.08
2004:
Total net revenues	$—	$2,565	$17,850	$35,816	$56,231
Net income	$—	$2,221	$15,529	$31,300	$49,050
Net income available to common stockholders	$—	$2,221	$14,368	$28,805	$45,394
Basic and diluted earnings per share	$—	$22.21	$143.68	$288.05	$453.94

(1)	The three month period ended June 30, 2004 represents the period from May 4, 2004 to June 30, 2004.