Form 10-Q
period 2006-03-31
ACCREDITED HOME LENDERS HOLDING CO
filed 2006-05-10
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

The number of outstanding shares of the registrant’s common stock as of May 5, 2006 was 21,541,832.

SERVICE MARKS AND TRADE NAMES

Accredited Home Lenders®, Home Funds Direct®, Axiom Financial Services®, FRONTDOOR® and their related logos are registered service marks of Accredited Home Lenders, Inc. (“AHL”), a wholly-owned subsidiary of the registrant.

InzuraSM and Common Sense for Uncommon LoansTM are service trademarks of AHL, and Informed BrokerTM is a trademark of AHL.

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

The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	changes in demand for, or value of, mortgage loans due to the attributes and mix of the loans we originate; the characteristics of our borrowers; and fluctuations in the real estate market, interest rates or the market in which we sell or securitize our loans;

•	the degree and nature of our competition;

•	a general deterioration in economic or political conditions;

•	our ability to protect and hedge our mortgage loan portfolio against adverse interest rate movements;

•	changes in government regulations that affect our ability to originate and service mortgage loans;

•	changes in the credit markets, which affect our ability to borrow money to originate mortgage loans;

•	our ability to employ and retain qualified employees;

•	our ability to adapt to and implement technological changes; and

•	the other factors referenced in this report, including, without limitation, under the sections entitled “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

ITEM 1. Financial Statements

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$67,598	$44,714
Restricted cash	52,394	46,207
Accrued interest receivable	44,996	42,878
Mortgage loans held for sale, net	1,706,822	2,252,252
Mortgage loans held for investment, net of allowance of $115,704 and $106,017, respectively	7,615,849	7,195,872
Derivative assets, including margin account	105,301	89,409
Deferred income tax asset, net	66,214	68,024
Prepaid expenses and other assets	88,725	78,043
Furniture, fixtures and equipment, net	39,366	35,847

Total assets	$9,787,265	$9,853,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Credit facilities	$2,272,657	$2,805,119
Securitization financing	6,707,456	6,240,820
Income taxes payable, current	26,531	82,479
Accounts payable and accrued liabilities	76,927	73,494

Total liabilities	9,083,571	9,201,912

COMMITMENTS AND CONTINGENCIES (Note 13)

MINORITY INTEREST IN REIT SUBSIDIARY	97,922	97,922
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 21,482,529 shares and 21,312,367 shares, respectively	22	22
Additional paid-in capital	95,248	90,268
Accumulated other comprehensive income	30,978	19,421
Retained earnings	479,524	443,701

Total stockholders’ equity	605,772	553,412

Total liabilities and stockholders’ equity	$9,787,265	$9,853,246

The accompanying notes are an integral part of these financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUES:
Interest income	$194,458	$124,893
Interest expense	(112,136)	(54,327)

Net interest income	82,322	70,566
Provision for losses on loans held for investment	(16,537)	(12,848)

Net interest income after provision	65,785	57,718
Gain on sale of loans, net	70,552	61,374
Loan servicing income	3,407	2,115
Other income	1,950	1,831

Total net revenues	141,694	123,038

OPERATING EXPENSES:
Salaries, wages and benefits	47,526	42,427
General and administrative expenses	15,154	13,093
Occupancy	6,398	5,023
Advertising and promotion	5,154	4,107
Depreciation and amortization	4,427	3,404

Total operating expenses	78,659	68,054

Income before income taxes and minority interest	63,035	54,984
Income tax provision	24,717	21,202
Minority interest—dividends on preferred stock of subsidiary	2,495	2,495

Net income	$35,823	$31,287

Earnings per common share:
Basic	$1.66	$1.50
Diluted	$1.61	$1.43
Weighted average shares outstanding:
Basic	21,553	20,851
Diluted	22,279	21,847

The accompanying notes are an integral part of these financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,823	$31,287
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,427	3,404
Provision for losses on loans held for investment	16,537	12,848
Provision for losses on repurchases and premium recapture	3,154	1,757
Minority interest—dividends paid on preferred stock of subsidiary	2,495	2,495
Deferred income tax provision (benefit)	(5,298)	14,829
Unrealized loss on derivatives	9,702	10,103
Adjustment into earnings for gain on derivatives from other comprehensive income	(7,071)	(2,297)
Stock-based compensation expense	2,141	1,102
Excess tax benefit from stock-based payment arrangements	(2,355)	—
Other	2,818	(382)
Changes in operating assets and liabilities:
Restricted cash	(6,200)	(1,460)
Mortgage loans held for sale originated, net of fees	(3,574,352)	(3,231,355)
Cost of loans sold, net of fees	3,102,526	2,088,240
Principal payments received and other changes in loans held for sale	39,606	27,678
Accrued interest receivable	(2,123)	(3,111)
Derivative assets, including margin account	12,756	(8,047)
Prepaid expenses and other assets	(7,945)	20,392
Income taxes payable	(53,297)	(18,508)
Accounts payable and accrued liabilities	(1,077)	(482)

Net cash used in operating activities	(427,733)	(1,051,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on loans held for investment	522,647	349,191
Capital expenditures	(8,461)	(2,427)

Net cash provided by investing activities	514,186	346,764

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in warehouse credit facilities	(603,397)	186,988
Net proceeds from issuance of asset backed commercial paper	71,595	—
Proceeds from issuance of securitization financing, net of fees	997,727	899,374
Payments on securitization financing	(531,230)	(351,901)
Proceeds from issuance of common stock through employee stock plans	1,550	525
Excess tax benefit from stock-based payment arrangements	2,355	—
Payment by consolidated subsidiary of preferred stock dividends	(2,495)	(2,495)

Net cash (used in) provided by financing activities	(63,895)	732,491
Effect of exchange rate changes on cash	326	(68)

Net increase in cash and cash equivalents	22,884	27,680
Beginning balance, cash and cash equivalents	44,714	35,155

Ending balance, cash and cash equivalents	$67,598	$62,835

The accompanying notes are an integral part of these financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Accredited Home Lenders Holding Co. (“AHLHC”), a Delaware corporation, and its wholly owned subsidiaries Accredited Home Lenders, Inc. (“AHL”), Accredited Home Lenders Canada, Inc. (“AHLC”) and Inzura Insurance Services (“IIS”), AHL’s wholly owned subsidiaries Accredited Mortgage Loan REIT Trust (the “REIT”), and Vendor Management Services d/b/a Inzura Settlement Services (“ISS”), (collectively referred to as “Accredited”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions are eliminated in consolidation.

Accredited engages in the business of originating, financing, securitizing, selling and servicing non-prime and to a lesser degree Atl-A mortgage loans secured by residential real estate located in the United States and Canada. Accredited focuses on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. Accredited originates loans primarily based upon the borrower’s willingness and ability to repay the loan and the adequacy of the collateral.

Through its REIT subsidiary, Accredited securitizes non-prime mortgage loans originated by AHL. Generally, the REIT acquires mortgage assets and assumes funding obligations from AHL, which are accounted for at AHL’s carrying value, as contributions from AHL.

In March of 2006 Accredited entered the mortgage settlement services business under the trade name Inzura Settlement Services (Inzura). Inzura’s customers will primarily be borrowers closing loans originated or purchased by Accredited. Inzura is a wholly owned subsidiary of AHLHC and is based in Pittsburg, PA.

AHL also provides operating facilities, administration and loan servicing for the REIT. The REIT is therefore economically and operationally dependent on AHL, and, as such, its results of operations or financial condition would not be indicative of the conditions that would have existed for its results of operations or financial condition if it had operated as an unaffiliated entity.

Use of Estimates

The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, our management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates. The following areas require significant judgments by management:

•	lower of cost or market valuation allowance

•	provisions for losses and repurchase

•	interest rate risk, derivatives and hedging strategies

•	stock-based compensation expense

•	income taxes

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

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

Loans Held for Investment, Securitization Financing and Provision for Losses

Accredited’s securitization program typically calls for the execution of one securitization transaction per calendar quarter. In support of this program, each month the Company identifies loans meeting the applicable investor characteristics and transfers those loans from Loans Held for Sale to Loans Held for Securitization (held for investment).

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

After the loans are designated as held for investment, the Company estimates the losses inherent in the portfolio at the balance sheet date and establishes an allowance for loan losses. The provision for loan losses on loans held for securitization is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in the portfolio. Accredited defines a loan as non-accruing at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting loans in the portfolio according to their contractual delinquency status and applying Accredited’s historical loss experience. A number of other analytical tools are used to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments, if any, are reported in earnings. As these estimates are influenced by factors outside of Accredited’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Loans foreclosed upon or deemed uncollectible are carried at estimated net realizable value.

Each quarter, the Loans Held for Securitization, which are originated by and to this point have been held in AHL, are contributed at the lower of cost or market (“carrying amount”), to the REIT. The carrying amount transferred to the REIT consists of the unpaid principal balance, the net deferred origination fees, the basis adjustment for fair value hedge accounting (from funding to contribution date) and the allowance for loan losses and are thereafter designated as Loans Held for Investment. The loans remain in the Loans Held for Securitization for approximately 10 business days prior to the close of the securitization transaction.

Mortgage loans held for investment include loans that Accredited has securitized in structures that are accounted for as financings as well as mortgage loans held for a scheduled securitization. During each of the three-month periods ended March 31, 2006 and 2005, Accredited completed one securitization of mortgage loans totaling $1.0 billion and $0.9 billion, respectively, that were structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

Fair Value Hedges

Accredited designates certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. Accredited has implemented fair value hedge accounting on its mortgage loans held for sale, whereby certain derivatives are designated as a hedge of the fair value of mortgage loans held for sale. This process includes linking derivatives to specific assets or liabilities on the balance sheet. Accredited also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedge transactions are highly effective in offsetting changes in fair values of hedged items. Changes in the fair value of such derivative instruments and changes in the fair value of the hedged assets, which are determined to be effective, are recorded as a component of gain on sale in the period of change. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, Accredited discontinues hedge accounting. If hedge accounting is discontinued because it is determined that the relationship between the derivative and the underlying asset no longer qualifies as an effective hedge, the derivative will continue to be recorded on the balance sheet at its fair value. For terminated hedges or hedges no longer qualifying as effective, the formerly hedged asset will no longer be adjusted for changes in fair value and any previously recorded adjustment to the hedged asset will be included in the carrying basis. These amounts will be included in results of operations at the time we sell the loans. Should the hedge prove to be perfectly effective, the current period net impact to earnings would be minimal. Accordingly, the net amount recorded in the statement of operations relating to fair value hedge accounting is referred to as hedge ineffectiveness.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

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

Escrow and Fiduciary Funds

Accredited maintains segregated bank accounts in trust for the benefit of investors for payments on securitized loans and mortgage loans serviced for investors. Accredited also maintains bank accounts for the benefit of borrower’s property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $175.0 million and $139.4 million at March 31, 2006 and December 31, 2005, respectively, and are excluded from Accredited’s assets and liabilities.

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

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by Accredited in satisfaction of the loan. Real estate acquired through foreclosure is carried at lower of cost or its fair value less costs to dispose. Fair value is based on the net amount that Accredited could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs which impact current earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At March 31, 2006 and December 31, 2005, real estate owned amounting to $20.6 million and $16.1 million, net of valuation allowances, respectively, was included in prepaid expenses and other assets.

Share-Based Payments

Effective January 1, 2006, Accredited adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2005), Share-Based Payments (SFAS 123R), which establishes

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

accounting standards for share-based payments issued in exchange for goods and services. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is to provide service in exchange for the award.

Accredited adopted the provisions of SFAS 123R, using the modified prospective application method. Under this transition method, financial statements for prior periods are not restated and compensation cost is recognized for all new awards and for the portion of prior awards for which the requisite service period was not complete as of the adoption date. Compensation cost for awards issued prior to the effective date is based on the grant-date fair value as determined under the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). In addition, under the modified prospective method, unearned compensation is not included in Stockholders’ Equity for share-based compensation plans. Rather, the awards are included in Stockholders’ Equity when services required are rendered and expensed. Further information regarding share-based compensation can be found in Note 11.

Other Comprehensive Income

Other comprehensive net income includes unrealized gains and losses that are excluded from the consolidated Statements of Operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges and foreign currency translation adjustments.

Comprehensive income is determined as follows for the three months ended March 31:

	2006	2005
	(In thousands) (Unaudited)
Net income	$35,823	$31,287
Net unrealized gains on cash flow hedges, net of taxes of $9,849 and $9,589 respectively	15,745	14,377
Reclassification adjustment into earnings for realized gain on derivatives, net of taxes of $2,741 and $917, respectively	(4,343)	(1,379)
Foreign currency translation adjustments	155	(7)

Total comprehensive income	$47,380	$44,278

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. These segments should engage in business activities and have discrete financial information available, such as revenue, expenses, and assets. While Accredited’s management monitors originations and sales gains by wholesale and retail channels, it does not record any of the actual financial results other than direct expenses to these groups. In addition, the retail originations have generally been less than 10% of total originations over the past five years. Accordingly, Accredited operates in one reportable operating segment.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income. We changed the presentation of our consolidated statements of operations to report provision for losses on repurchases and provision for market reserve on loans held for sale, as reductions to gain on sale of loans for the year ended December 31, 2005. Previously these amounts were included in provision for losses. All interim periods for 2005 are being reclassified to conform to this presentation.

The cash flow statement was reclassified to agree to the presentation described above.

2. RESTRICTED CASH

Restricted cash consisted of the following deposits:

	March 31, 2006	December 31, 2005
	(In thousands)
	(Unaudited)
Errors and omissions liability insurance	$4,200	$4,200
Canada financing collateral for loans securitized	8,167	8,157
Asset backed commercial paper reserve account	31,152	30,897
Cash in escrow on Canada loans pending closing	6,169	779
Other	2,706	2,174

Total restricted cash	$52,394	$46,207

3. CONCENTRATIONS OF RISK

Significant Customers

During the three months ended March 31, 2006, Accredited sold $1.2 billion, $0.9 billion, and $0.4 billion in loans to three separate investors, which represented 38%, 29%, and 14%, respectively, of total loans sold. During the three months ended March 31, 2005, Accredited sold $634.8 million, $593.9 million and $231.3 million in loans to three separate investors, which represented 30%, 28% and 11%, respectively, of total loans sold. No other sales to individual investors accounted for more than 10% of total loans sold during the three months ended March 31, 2006 and 2005.

Credit Repurchase Risk

Accredited’s sales of mortgage loans are subject to standard mortgage industry representations and warranties, material violations of which may require Accredited to repurchase one or more mortgage loans. Additionally, certain whole loan sale contracts include provisions requiring Accredited to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. During the three months ended March 31, 2006 and 2005 loans repurchased totaled $14.6 million and $17.2 million, respectively, pursuant to these provisions. At March 31, 2006 and December 31, 2005, the reserve for potential future repurchase losses totaled $8.0 million and $7.4 million, respectively.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

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

Geographical Concentration

Properties securing the mortgage loans in Accredited’s servicing portfolio (loans held for sale, loans held for investment and off-balance sheet securitizations), including loans serviced for others, are geographically dispersed throughout the United States. At March 31, 2006, 20% and 11% of the unpaid principal balance of mortgage loans in Accredited’s servicing portfolio were secured by properties located in California and Florida, respectively. At December 31, 2005, 20% and 10% of the unpaid principal balance of mortgage loans in Accredited’s servicing portfolio was secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans serviced did not exceed 10% in any other state at March 31, 2006 and December 31, 2005.

Loan originations are geographically dispersed throughout the United States and, to a much lesser extent, in Canada. During the three months ended March 31, 2006, 16% and 12% of loans originated were collateralized by properties located in California and Florida, respectively. During the three months ended March 31, 2005, 22% and 10% of loans originated were collateralized by properties located in California and Florida, respectively. The remaining originations did not exceed 10% in any other state during either of these periods.

An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties. This decline, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio and restrict our ability to originate, sell, or securitize mortgage loans, which would significantly harm our business, financial condition and liquidity.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

4. MORTGAGE LOANS

Mortgage loans held for sale—Mortgage loans held for sale were as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
	(Unaudited)
Mortgage loans held for sale—principal balance	$1,724,816	$2,267,611
Basis adjustment for fair value hedge accounting	(3,881)	5,004
Net deferred origination fees	(2,312)	(2,584)
Market valuation allowance	(11,801)	(17,779)

Mortgage loans held for sale, net	$1,706,822	$2,252,252

Mortgage loans held for investment—Mortgage loans held for investment were as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
	(Unaudited)
Mortgage loans securitized—principal balance	$6,895,893	$6,421,805
Mortgage loans held for securitization(1)	867,310	899,803
Basis adjustment for fair value hedge accounting	(8,651)	(4,766)
Net deferred origination fees	(22,999)	(14,953)
Allowance for loan losses	(115,704)	(106,017)

Mortgage loans held for investment, net	$7,615,849	$7,195,872

(1)	Includes $198.6 million and $139.3 million of Canadian loans at March 31, 2006 and December 31, 2005, respectively.

Allowance for losses—Activity in the allowance was as follows:

	Balance at Beginning of Period	Provision for Losses	Chargeoffs, net	Balance at End of Period
	(In thousands) (Unaudited)
Three months Ended March 31,:
2006:
Mortgage loans held for investment	$106,017	$9,923	$(236)	$115,704
Real estate owned	10,725	6,614	(3,637)	13,702

Total	$116,742	$16,537	$(3,873)	$129,406

2005:
Mortgage loans held for investment	$60,138	$9,163	$(3)	$69,298
Real estate owned	4,405	3,685	(1,694)	6,396

Total	$64,543	$12,848	$(1,697)	$75,694

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

The following table summarizes the delinquency amounts for the serviced portfolio, including mortgage loans and real estate owned before valuation allowance, but excluding loans serviced on an interim basis:

	At March 31, 2006			At December 31, 2005
	Total Principal Amount	Delinquent Principal Over 90 Days		Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands) (Unaudited)
Mortgage loans held for sale(1)	$1,724,816	$30,970	(3)	$2,267,611	$20,861	(3)
Mortgage loans held for investment	7,763,203	85,476	(3)	7,321,608	71,361	(3)
Real estate owned	34,255	34,255		26,811	26,811

On balance sheet portfolio	9,522,274	150,701		9,616,030	119,033
Mortgage loans sold servicing retained(2)	81,776	9,575		90,181	10,228

Total serviced portfolio	$9,604,050	$160,276		$9,706,211	$129,261

(1)	Includes loans repurchased.
(2)	Includes real estate owned, off balance sheet.
(3)	For loans 90 days or more delinquent we cease to accrue interest income and reverse all previously accrued but uncollected income.

5. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

Accredited uses hedge accounting in accordance with SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale and mortgage loans held for investment. At March 31, 2006 and December 31, 2005 fair value hedge basis adjustments of ($3.9 million) and $5.0 million, respectively, are included in mortgage loans held for sale. Hedge ineffectiveness associated with these fair value hedges of ($0.5 million) and ($0.2 million) was recorded in earnings during the three months ended March 31, 2006 and 2005, respectively, and is included as adjustments to gain on sale of loans in the consolidated statements of operations.

At March 31, 2006 and December 31, 2005, fair value hedge basis adjustments of ($8.7 million) and ($4.8 million), respectively, are included in loans held for investment.

Cash Flow Hedges

Accredited utilizes cash flow hedge accounting on the variable rate portion of its securitization debt in accordance with the provisions of SFAS No. 133. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $25.6 million, reduced by related tax expense of $9.8 million, were recorded in other comprehensive income during the three months ended March 31, 2006. These contracts settle on various dates ranging from June 2006 to June 2015. A total of $29.2 million in net effective gains before taxes, included in other comprehensive income at March 31, 2006, is expected to be recognized in earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of $0.4 million and $1.1 million was recorded in earnings during the three months ended March 31, 2006 and 2005, respectively, and are included as a component of interest expense in the consolidated statements of operations.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At March 31, 2006 Accredited had outstanding Eurodollar futures contracts, options contracts, interest rate swap agreements and interest rate cap agreements that were designated as hedge instruments. The fair value of the options contracts, interest rate swap and cap agreements, and the fair value of the margin account balances required for these derivatives and the futures contracts were as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
	(Unaudited)
Options contracts	$6,844	$4,739
Interest rate swap agreements	15,887	14,684
Interest rate cap agreements	30	53

	22,761	19,476
Margin account balances	82,540	69,933

Derivative assets, including margin account	$105,301	$89,409

Futures contracts(1)	$—	$(1,815)

(1)	Derivative liabilities are included in accounts payable and accrued liabilities.

A gain of $2 thousand and $1.7 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the three months ended March 31, 2006 and 2005, respectively, relating to the gain in value of interest rate cap agreements and interest rate swap agreements. The change in the fair value of derivative financial instruments and the related hedged asset or liability recorded in the statements of operations was as follows:

	Interest Income	Interest Expense	Gain on Sale	Other Income	Total
	(In thousands) (Unaudited)
Three Months Ended March 31,
2006:
Net unrealized gain (loss)	$673	$(5,946)	$(4,429)	$—	$(9,702)
Net realized gain (loss)	—	13,461	8,433	—	21,894

Total	$673	$7,515	$4,004	$—	$12,192

2005:
Net unrealized gain (loss)	$(1,778)	$(5,351)	$(3,011)	$37	$(10,103)
Net realized gain	—	10,215	9,773	27	20,015

Total	$(1,778)	$4,864	$6,762	$64	$9,912

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

6. CREDIT FACILITIES

Credit facilities consisted of the following:

	March 31, 2006	December 31, 2005
	(In thousands)
	(Unaudited)
A $660 million warehouse credit facility expiring December 2007	$281,169	$281,428
A $650 million warehouse credit facility expiring February 2007	237,296	472,457
A $500 million warehouse credit facility expiring June 2006	225,220	385,317
A $171.4 million warehouse credit facility expiring June 2006	171,360	127,826
A $650 million warehouse credit facility expiring July 2007	154,329	315,812
A $600 million warehouse credit facility expiring July 2006	142,487	135,353
A $600 million warehouse credit facility expiring December 2006	129,903	303,953
A $300 million warehouse credit facility expiring January 2007	88,238	5,923
A $40 million warehouse credit facility expiring November 2006	3,523	9,513
$1 billion in asset-backed commercial paper	839,132	767,537

Total credit facilities	$2,272,657	$2,805,119

Outstanding credit facilities consist of committed warehouse lines and asset-backed commercial paper. The outstanding warehouse facilities bear interest based on one-month LIBOR (one-month bankers’ acceptance rate for Canada) plus a spread. The spread over LIBOR varies depending on the mortgage asset class being financed. The interest rates (One-Month LIBOR plus the spread) ranged from 4.62% to 8.33% as of March 31, 2006.

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

At March 31, 2006 and December 31, 2005, Accredited was in compliance with all covenant requirements for each of the facilities. Accredited’s warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements and limitations on other indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under Accredited’s other facilities.

Accredited anticipates that its borrowings will be repaid from net proceeds from the sale of loans and other assets, cash flows from operations, or from refinancing the borrowings.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

7. SECURITIZATION FINANCING

Securitization financing consisted of the following:

	Balance		Interest Rate Range		Final Stated Maturity
	3/31/2006	12/31/2005	Fixed	Variable (LIBOR+)
Bond financing:
2002 – two securitizations(a)	$108,027	$136,634	4.48% - 4.93%	.32% - .50%	2033
2003 – three securitizations(a)	357,931	406,650	3.58% - 4.46%	.35% - .38%	2034
2004 – four securitizations(a)	1,697,489	1,882,537	2.90% - 5.25%	.15% - 2.50%	2035
2005 – four securitizations(a)	3,490,147	3,747,597	N/A	.08% - 2.50%	2035
2006 – one securitization(a)	987,697	—	N/A	.06% - 2.10%	2036

Total bond financing	6,641,291	6,173,418

Other:
2005 – Private placement – Canadian mortgages(b)	69,474	70,934	N/A	CP rate + .27%	None

	6,710,765	6,244,352
Unamortized debt discounts	(3,309)	(3,532)

Total securitization financing, net	$6,707,456	$6,240,820

(a)	Collateralized by U.S. loans securitized with an aggregate outstanding balance of $6.9 billion and $6.4 billion at March 31, 2006 and December 31, 2005, respectively.
(b)	Collateralized by Canadian loans with an aggregate outstanding balance of $67.4 million and $70.9 million at March 31, 2006 and December 31, 2005, respectively. In addition, $8.2 million of restricted cash at March 31, 2006 and December 31, 2005 is pledged as collateral in connection with this debt.

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

Due to the potential for prepayments of mortgage loans, the early distribution of principal to the bondholders and the optional clean-up call, the bonds are not necessarily expected to be outstanding through the stated maturity dates set forth above.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

The following table summarizes the expected repayments relating to the securitization financing at March 31, 2006 and are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

(In thousands) (Unaudited)
Nine months ending December 31, 2006	$1,859,241
Year Ending December 31:
2007	1,946,895
2008	1,042,707
2009	566,722
2010	397,411
2011	256,677
Thereafter	641,112
Discount	(3,309)

Total	$6,707,456

8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of significant items comprising Accredited’s net deferred tax (liability) asset were as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
	(Unaudited)
Deferred tax assets:
Loans held for sale	$7,213	$6,303
Market reserve on loans held for sale	6,227	8,639
Loan securitizations	64,049	54,991
State taxes	2,265	6,151
Other reserves and accruals	13,994	12,289

Total deferred tax assets	93,748	88,373

Deferred tax liabilities:
Mortgage-related securities	(10,877)	(10,800)
Cash flow hedging	(16,657)	(9,549)

Total deferred tax liabilities	(27,534)	(20,349)

Net deferred tax asset	$66,214	$68,024

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

The income tax provision consists of the following:

	Three Months Ended March 31,
	2006	2005
	(In thousands) (Unaudited)
Current:
Federal	$23,886	$4,849
State	6,129	1,524

Total current provision	30,015	6,373

Deferred:
Federal	(3,697)	12,307
State	(1,601)	2,522

Total deferred provision (benefit)	(5,298)	14,829

Total provision	$24,717	$21,202

The deferred income tax (benefit) expense resulted from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The primary sources of these differences were the origination and reversal of the following: mortgage securitizations where taxable income has been recognized in excess of book income and various reserves and accruals in which tax deductions exceed book deductions.

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations:

	Three Months Ended March 31,
	2006	2005
	(In thousands) (Unaudited)
Federal income tax at statutory rate	$22,062	$19,244
State income tax, net of federal effects	2,943	2,630
REIT dividends on preferred stock	(873)	(873)
Other	585	201

Total provision	$24,717	$21,202

Accredited recorded $2.7 million and $1.7 million during the three months ending March 31, 2006 and 2005, respectively, as a reduction in income taxes payable for corporate tax deductions arising from the sale by employees of common stock they acquired from employee stock plans prior to the fulfillment of the required tax holding periods for such stock and the issuance of stock that employees were awarded through employee incentive compensation plans. These benefits have been reflected as additional paid in capital in the accompanying consolidated statements of stockholders’ equity.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
	(Unaudited)
Accrued liabilities—payroll	$26,051	$28,116
Accrued liabilities—general	39,246	34,627
Reserve for repurchases and premium recapture	11,630	10,751

Total	$76,927	$73,494

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

Activity in the reserve for repurchases and premium recapture was as follows:

	Balance at Beginning of Period	Provision (1)	Chargeoffs, net	Balance at End of Period
	(In thousands) (Unaudited)
Three Months Ended March 31,:
2006:
Reserve for repurchases	$7,434	$1,049	$(441)	$8,042
Reserve for premium recapture	3,317	2,105	(1,834)	3,588

Total	$10,751	$3,154	$(2,275)	$11,630

2005:
Reserve for repurchases	$5,126	$703	$(368)	$5,461
Reserve for premium recapture	2,410	1,054	(1,315)	2,149

Total	$7,536	$1,757	$(1,683)	$7,610

(1)	Reduces gain on sale of loans

10. MINORITY INTEREST IN REIT SUBSIDIARY

The minority interest in the REIT (a wholly owned subsidiary of AHL) represents Series A Preferred Shares issued to outside investors in the aggregate amount of $102.3 million. The Series A Preferred Shares bear a dividend of 9.75% annually. The preferred shares are reported as minority interest in subsidiary in the consolidated balance sheet.

11. STOCK-BASED COMPENSATION

Currently, Accredited has three types of equity instruments issued under its share-based compensation programs: stock options, restricted stock units, and restricted stock awards. Accredited discontinued its Employee Stock Purchase Plan on December 31, 2005. Compensation expense included in the consolidated statements of operations for the three months ended March 31, 2006 and 2005, and the related tax benefit is shown in the following table:

	2006	2005
	(In thousands) (Unaudited)
Stock options	$979	$46
Restricted stock units (Deferred Compensation Plan)	1,043	1,056
Restricted stock awards	119	0

Total share-based compensation expense	2,141	1,102
Income tax benefit recognized	726	439

Compensation expense, net of tax benefit	$1,415	$663

As a result of the adoption of SFAS 123R stock-based compensation expense increased $1.0 million ($0.7 million, net of tax) resulting in a decrease in basic and fully-diluted earnings per share of $0.03 for the three months ended March 31, 2006.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

For the three months ended March 31, 2006, compensation expense recognized for stock options is based on the fair value provisions of the newly adopted SFAS 123R. For the three months ended March 31, 2005, compensation expense was not recognized for most of Accredited’s options in accordance with APB 25. However, compensation cost was recognized on options granted to non-employees or when the exercise price of the options was not equal to the market value on the date of grant. The details of the share-based compensation programs are described below.

Stock Option Plans—Accredited’s 1995 Executive Stock Option Plan, 1995 Stock Option Plan, 1998 Stock Option Plan, and 2002 Stock Option Plan (collectively the “Stock Option Plans”), provide for the issuance of stock options to eligible directors, employees and consultants. Accredited’s 2002 Stock Option Plan (“2002 Plan”) was adopted by the board of directors and approved by the stockholders in 2002. The share reserve established in the 2002 Plan consists of the number of shares remaining available for option grants and the number of options outstanding under all stock option plans.

All options granted in 2006 were granted at an exercise price equal to the closing market price on the date of grant. The options are scheduled to vest over four years and expire no later than 10 years after the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option model. The assumptions used in the option-pricing model for options granted during the three months ended March 31, 2006 are noted in the following table.

(Unaudited)
Weighted-average risk-free rate	4.67%
Weighted-average expected life	3.9 yrs
Expected Volatility	43%
Dividend Yield	0%
Weighted-average grant date fair value	$19.30

In determining the expected volatility, we reviewed historical and implied volatility. As a result of our analysis, the computation of expected volatility for new grants is based on the historical volatility of Accredited’s common stock, excluding 2003, the year Accredited became a public entity. Prior to the first quarter of 2006, Accredited’s expected volatility was based on the average of its own volatility and the volatility of several of its closest competitors. The weighted-average expected life assumption was also modified in the first quarter to include an estimate for outstanding options that have not yet been exercised and have not yet reached their full contractual term. We applied the change in computation of volatility and weighted-average expected life on a prospective basis beginning with awards granted after December 31, 2005. A summary of the change in options outstanding under Accredited’s Stock Option Plans during the three months ended March 31, 2006 follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
	(Unaudited)
Outstanding at December 31, 2005	1,398	$26.29
Options granted	333	$49.99
Options exercised	(102)	$15.23
Options cancelled	(87)	$39.54

Outstanding at March 31, 2006	1,542	$31.38	8.05 yrs	$30,548

Options exercisable at March 31, 2006	547	$14.29	6.27 yrs	$20,173
Shares authorized for issuance	2,540
Shares available for grant	998

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

Aggregate intrinsic value disclosed above represents the difference between Accredited’s closing stock price of $51.18 on March 31, 2006, and the exercise price multiplied by the number of options. The actual intrinsic value of options exercised during the quarter ended March 31, 2006 and 2005 was $3.6 million and $3.8 million, respectively. At March 31, 2006, Accredited had $11.6 million of gross unrecognized compensation expense related to stock option plans that will be recognized over the weighted-average period of 2.3 years. Cash received from stock option exercises was $1.6 million during the quarter ended March 31, 2006.

Deferred Compensation Plan—Accredited’s Deferred Compensation Plan was adopted by the board of directors and approved by the stockholders in 2002, and became effective on January 1, 2003. The plan is an unfunded, nonqualified deferred compensation plan that benefits directors, certain designated key members of management and key employees. Under the plan, a participant may defer up to 100% of their base salary, director fee, bonus and/or commissions on a pre-tax basis. The Deferred Compensation Plan permits the granting of restricted stock units (“RSUs”) to eligible participants at fair market value on the date of grant. The RSUs generally vest 50% two years from the date of grant and 25% each year thereafter until fully vested and are payable in the Company’s common stock upon distribution.

A summary of the change in RSUs outstanding under Accredited’s Deferred Compensation Plan during the three months ended March 31, 2006 follows:

	Units	Weighted- Average Fair Value at Grant Date	Aggregate Intrinsic Value
	(in thousands)	(Unaudited)	(in thousands)
Nonvested units at December 31, 2005	612	$33.54
Granted	85	$52.20
Vested	(71)	$35.08
Forfeited	(29)	$29.98

Nonvested units at March 31, 2006	597	$36.20

Authorized and outstanding
Authorized	1,896
Total outstanding	(736)		$37,653

Available for grant	1,160

Units vested not converted	139		$7,086

The aggregate intrinsic value of restricted stock units is calculated based on the number of units and the quoted market price of $51.18 at March 31, 2006. The total intrinsic value of the 68,000 units converted during the quarter ended March 31, 2006 and 2005 was $3.6 million and $0.4 million, respectively. At March 31, 2006, there was approximately $16.7 million in total unrecognized compensation expense related to the nonvested units, which is expected to be recognized over 2.9 years.

Restricted Stock Awards—Accredited issued 41,000 shares of restricted stock shares to two of its officers in 2005 as an inducement to employment. The shares of restricted stock had a value of $1,540,000 on the issue date. The expense for these shares is recognized over the awards’ five-year vesting period. As of March 31, 2006, none of the awards had vested, and unrecognized compensation related to these stock awards totaled $1.1 million.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

Pro Forma Information

Prior to the adoption of SFAS 123R, Accredited accounted for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, recognition of compensation cost was not required for most of the Company’s stock options. However, pro forma disclosures of the effects of recognizing compensation cost under the SFAS 123 fair value method was required. As previously reported for the three months ended March 31, 2005, stock option compensation expense and its effect on income and earnings per share if Accredited had applied SFAS 123 is reflected below.

(In thousands, except for per share amounts) (Unaudited)
Net income, as reported	$31,287
Add: Stock option compensation included in reported net income, net of tax	28
Deduct: Stock option compensation expense determined using fair value method, net of tax	(758)

Pro forma net income	$30,557

Earnings per share:
Basic—as reported	$1.50

Basic—pro forma	$1.47

Diluted—as reported	$1.43

Diluted—pro forma	$1.40

The pro forma effects of estimated share-based compensation reflected above were estimated as of the date of grant using the Black-Scholes multiple option-pricing model. The underlying assumptions used to estimate the fair value were as follows:

	Stock Option Plan	Employee Stock Purchase Plan
	(Unaudited)
Weighted-average risk-free rate	3.31%	2.63%
Weighted-average expected life	2.6 yrs	0.5 years
Volatility	45%	45%
Dividend Yield	0%	0%
Weighted-average grant date fair value	$14.41	$13.90

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

12. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and the weighted average number of vested, restricted common stock units for the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted average number of common shares and unvested, restricted common stock units, plus potential common shares from outstanding stock options and unvested restricted stock units where the effect of those securities is dilutive. The computations for basic and diluted earnings per share are as follows:

	Net Income (numerator)	Shares (denominator)	Per Share Amount
	(In thousands, except per share amounts) (Unaudited)
Three Months Ended March 31,:
2006:
Basic earnings per share	$35,823	21,553	$1.66

Effect of dilutive shares:
Stock options		497
Restricted stock units		229

Diluted earnings per share	$35,823	22,279	$1.61

Potentially dilutive stock options not included above since they are antidilutive		367

2005:
Basic earnings per share	$31,287	20,851	$1.50

Effect of dilutive shares:
Stock options		762
Restricted stock units		234

Diluted earnings per share	$31,287	21,847	$1.43

Potentially dilutive stock options not included above since they are antidilutive		221

13. COMMITMENTS AND CONTINGENCIES

Accredited is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the balance sheet. The credit risk is mitigated by Accredited’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. Accredited does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. Accredited commits to originate loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $765.4 million as of March 31, 2006.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

Accredited periodically enters into other loan sale commitments. At March 31, 2006 forward loan sale commitments awaiting settlement amounted to $200 million.

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

From time to time, Accredited enters into certain types of contracts that contingently require Accredited to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of Accredited’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, Accredited has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2006.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares: (i) all accrued and unpaid dividends, (ii) the redemption price and (iii) the liquidation preference. See further discussion under Note 11. Minority Interest in REIT Subsidiary.

Legal Matters—In December 2002, AHL was served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which AHL does business and the common law of unjust enrichment. The complaint alleges that AHL has a practice of misrepresenting and inflating the amount of fees it pays to third parties in connection with the residential mortgage loans that it funds. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid AHL to pay, or reimburse AHL’s payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to AHL for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid to AHL and the amount AHL paid to the third party and (2) a nationwide class of claimants with respect to an unjust enrichment cause of action included in the original complaint who, since November 19, 1997 paid money to AHL for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid AHL and the amount AHL paid the third party. The court conditioned its order limiting the statutory consumer fraud act claims to claimants in the State of Illinois on the outcome of a case pending before the Illinois Supreme Court in which one of the issues is the propriety of certifying a nationwide class based on the Illinois Consumer Fraud and Deceptive Business Practices Act. That case has now been decided in a manner favorable to AHL’s position, and, in light of this ruling, AHL intends to petition the Illinois Supreme Court for a supervisory order reversing the lower court’s class certification decision, the lower court having denied AHL’s motion for reconsideration of (a) the court’s order granting class certification and (b) the court’s denial of AHL’s request for leave to take an interlocutory appeal of such order. There has not yet been a ruling on the merits of either the plaintiffs’ individual claims or the claims of the class, and the ultimate outcome of this matter and the amount of liability, if any, that may result is not presently determinable. AHL intends to continue to vigorously defend this matter and does not believe it will have a material adverse effect on its business.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

In January 2004, AHL was served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The named plaintiff is a former commissioned loan officer of AHL, and the complaint alleges that AHL violated California and federal law by misclassifying the plaintiff and other non-exempt employees as exempt employees, failing to pay the plaintiff on an hourly basis and for overtime worked, and failing to properly and accurately record and maintain payroll information. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. AHL has been served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action. AHL has appealed the court’s denial of its motion to compel arbitration of the consolidated cases, and a resolution of that appeal is not expected before mid 2006. In the meantime, discussions are ongoing between the parties regarding potential settlement or mediation of the claims, and AHL has pursued and effected settlements directly with many current and former employees covered by the allegations of the complaints. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class. AHL does not believe these matters will have a material adverse effect on its business, but, at the present time, the ultimate outcome of the litigation and the total amount of liability is not determinable.

In June 2005, AHL was served with a complaint, Williams et al. v. Accredited Home Lenders, Inc., brought in the United States District Court for the Northern District of Georgia. The two named plaintiffs are former commissioned loan officers of AHL, and the complaint alleges that AHL violated federal law by requiring the plaintiffs to work overtime without compensation. The plaintiffs seek to recover, on behalf of themselves and other similarly situated employees, the allegedly unpaid overtime, liquidated damages, attorneys’ fees and costs of suit. A motion to certify a collective class has been filed, but a hearing date has not yet been set. There has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and the ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable. AHL intends to vigorously defend this matter and does not believe it will have a material adverse effect on its business.

In September 2005, AHL and AHLHC were served with a class action complaint, Phillips v. Accredited Home Lenders Holding Company, et al., brought in the United States District Court, Central District of California. The complaint alleges violations of the Fair Credit Reporting Act in connection with prescreened offers of credit made by AHL. The plaintiff seeks to recover, on behalf of herself and similarly situated individuals, damages, pre-judgment interest, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On January 4, 2006, plaintiff re-filed the action in response to the court’s December 9, 2005, decision granting AHL’s and AHLHC’s motion to (1) dismiss with prejudice plaintiff’s claim that AHL’s offer of credit failed to include the clear and conspicuous disclosures required by FCRA, (2) strike plaintiff’s request for declaratory and injunctive relief, and (3) sever plaintiff’s claims as to AHL and AHLHC from those made against other defendants unaffiliated with AHL or AHLHC. Plaintiff’s remaining claim is that AHL’s offer of credit did not meet FCRA’s “firm offer” requirement. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class. AHL and AHLHC intend to vigorously defend this matter. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on Accredited. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable.

In March 2006, AHL was served with a class action complaint, Cabrejas v. Accredited Home Lenders, Inc., brought in the Circuit Court for Prince George’s County, Maryland. The complaint alleges that AHL’s

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

origination of second lien loans in Maryland violated the Maryland Secondary Mortgage Loan Law and Consumer Protection Act in that fees charged on such loans exceeded 10% of the respective loan amounts. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, disgorgement of fees, pre-judgment interest, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On April 13, 2006, AHL removed the action to the United States District Court, District of Maryland. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class, and the ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable. AHL intends to vigorously defend this matter and does not believe it will have a material adverse effect on its business.

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

14. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information:

	Three Months Ended March 31,
	2006	2005
	(In thousands) (Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$81,945	$56,502
Income taxes	$83,312	$24,881
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of mortgage loans held for sale to mortgage loans held for investment	$911,885	$951,203
Transfer of mortgage loans held for sale to real estate owned, net of reserve, included in other assets	$6,007	$4,485
Transfer of mortgage loans held for investment to real estate owned, net of reserve, included in other assets	$6,725	$1,479
Restricted stock units issued, net	$2,911	$6,889

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(Dollars in thousands, except par value)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,708	$6,158
Accrued interest receivable	36,536	32,604
Mortgage loans held for investment, net of allowance of $108,375 and $98,399, respectively	6,700,673	6,240,136
Derivative assets, including margin account	86,958	65,347
Prepaid expenses and other assets	34,822	30,322
Receivable from parent	137,097	99,642

Total assets	$6,999,794	$6,474,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Credit facilities	$16,367	$15,640
Securitization bond financing	6,637,982	6,169,886
Accrued interest payable	9,466	5,115

Total liabilities	6,663,815	6,190,641

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; authorized 20,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at March 31 2006 and December 31,2005	4,094	4,094
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 100,000 at March 31, 2006 and December 31,2005	1	1
Additional paid-in capital	311,774	303,180
Accumulated other comprehensive income	41,850	23,991
Accumulated deficit	(21,740)	(47,698)

Total stockholders’ equity	335,979	283,568

Total liabilities and stockholders’ equity	$6,999,794	$6,474,209

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUES:
Interest income (including $1,588 and $207 from parent)	$125,719	$84,097
Interest expense	(71,476)	(34,526)

Net interest income	54,243	49,571
Provision for losses on loans held for investment	(6,370)	(2,802)

Net interest income after provision	47,873	46,769
Other income	688	92

Total net revenues	48,561	46,861

OPERATING EXPENSES:
Management fee assessed by parent	7,800	5,346
Direct general and administrative expenses	9	59

Total operating expenses	7,809	5,405

Net income	40,752	41,456
Dividends on preferred stock	(2,495)	(2,495)

Net income available to common stockholders	$38,257	$38,961

Basic and diluted earnings per common share	$382.57	$389.61
Weighted average shares outstanding for basic and diluted	100	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,752	$41,456
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized loans	(967)	(621)
Amortization of deferred costs	3,365	313
Provision for losses on loans held for investment	6,370	2,802
Unrealized loss on derivatives	5,210	7,129
Adjustment into earnings for gain on derivatives from other comprehensive income	(6,887)	(2,296)
Changes in operating assets and liabilities:
Accrued interest receivable	(3,932)	(3,557)
Derivative assets, including margin account	(2,748)	(12,136)
Prepaid expenses and other assets	(3,112)	20,447
Accrued interest payable	4,351	335

Net cash provided by operating activities	42,402	53,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	510,805	349,927

Net cash provided by investing activities	510,805	349,927

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	995,325	899,374
Payments on securitization bond financing	(529,853)	(351,901)
Payments on temporary credit facilities	(977,267)	(917,632)
Capital contributions from parent	8,388	3,000
Net (increase) decrease in receivable from parent	(37,455)	4,598
Payments of common stock dividends	(12,300)	(5,000)
Payments of preferred stock dividends	(2,495)	(2,495)

Net cash used in financing activities	(555,657)	(370,056)

Net (decrease) increase in cash and cash equivalents	(2,450)	33,743
Beginning balance cash and cash equivalents	6,158	4,018

Ending balance cash and cash equivalents	$3,708	$37,761

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006 and 2005

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

Loans Held for Investment, Securitization Bond Financing and Provision for Losses

Typically each quarter, the Loans Held for Securitization, which are originated by and to this point have been held in AHL, are contributed at the current carrying amount to the REIT. The carrying amount transferred to the REIT consists of the unpaid principal balance, the net deferred origination fees, the basis adjustment for fair value hedge accounting (from funding to contribution date) and the allowance for loan losses. The loans remain in the Loans Held for Securitization for approximately 10 business days prior to the close of the securitization transaction and are thereafter designated as Loans Held for Investment.

Mortgage loans held for investment represent loans that the REIT has securitized in structures that require financing treatment. During the three months ended March 31, 2006, the REIT completed one securitization of mortgage loans totaling $1.0 billion structured as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.

The securitization is structured legally as a sale, but for accounting purposes is treated as a financing under SFAS No. 140. The securitization does not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by the REIT and, AHL, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the loans remain on the balance sheet as “loans held for investment”, retained interests are not created for accounting purposes, and securitization bond financing replaces the warehouse debt originally associated with the loans held for investment. The REIT records interest income on loans held for investment and interest expense on the bonds issued in the securitization over the life of the securitization. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

The REIT periodically evaluates the need for or the adequacy of the allowance for loan losses on its mortgage loans held for investment. Provision for loan losses on mortgage loans held for investment is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in the portfolio. The REIT defines a loan as non-accruing at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying the REIT’s and AHL’s historical loss experience. The REIT also uses other analytical tools to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments are reported in earnings. As these estimates are influenced by factors outside of the REIT’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Loans foreclosed upon or deemed uncollectible are carried at estimated net realizable value.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

Fair Value Hedges

As part of the contribution by AHL of loans held for securitization, the REIT acquires certain fair value hedge derivative financial instruments. The REIT continues fair value hedge accounting on these mortgage loans up to several days prior to the close of the securitization. At this time the fair value hedge instruments are lifted and the hedge positions are capitalized. These capitalized hedge marks are then amortized to interest income, utilizing an effective yield method, over the life of the securitization transaction.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by AHL, as our servicer, in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less estimated costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At March 31, 2006 and December 31, 2005, real estate owned amounting to $14.5 million and $10.5 million, respectively, net of valuation allowances, is included in other assets.

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Comprehensive income is determined as follows for the three months ended March 31:

	2006	2005
	(In thousands) (Unaudited)
Net income	$40,752	$41,456
Net unrealized gains on cash flow hedges	24,746	23,966
Reclassification adjustment into earnings for realized gain on derivatives	(6,887)	(2,296)

Total comprehensive income	$58,611	$63,126

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At March 31, 2006, 22% and 11% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. At December 31, 2005, 23% and 11% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans did not exceed 10% in any other state at March 31, 2006 and December 31, 2005.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

3. MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage loans held for investment were as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
	(Unaudited)
Principal balance	$6,828,473	$6,350,870
Basis adjustment for fair value hedge accounting	(6,780)	(4,766)
Net deferred origination fees	(12,645)	(7,569)
Allowance for loan losses	(108,375)	(98,399)

Loans held for investment, net	$6,700,673	$6,240,136

Allowance for losses—Activity in the allowance was as follows:

	Balance at Beginning of Period	Contributions from Parent	Provision for Losses	Chargeoffs, net	Balance at End of Period
	(In thousands) (Unaudited)
Three Months Ended March 31,:
2006:
Mortgage loans held for investment	$98,399	$8,431	$1,774	$(229)	$108,375
Real estate owned	6,996	—	4,596	(1,906)	9,686

Total	$105,395	$8,431	$6,370	$(2,135)	$118,061

2005:
Mortgage loans held for investment	$54,960	$7,622	$1,244	$(3)	$63,823
Real estate owned	2,028	—	1,558	(922)	2,664

Total	$56,988	$7,622	$2,802	$(925)	$66,487

The following table summarizes delinquency amounts for mortgage loans and real estate owned before valuation allowance:

	At March 31, 2006			At December 31, 2005
	Total Principal Amount	Delinquent Principal Over 90 Days		Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands)
	(Unaudited)
Mortgage loans held for investment	$6,828,473	$83,510	(1)	$6,350,870	$70,990	(1)
Real estate owned	24,215	24,215		17,490	17,490

Total	$6,852,688	$107,725		$6,368,360	$88,480

(1)	For loans 90 days or more delinquent we cease to accrue interest income and reverse all previously accrued but uncollected income.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

4. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

The REIT uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At March 31, 2006 and December 31, 2005, fair value hedge basis adjustments of ($6.8 million) and ($4.8 million) are included as additions to loans held for investment. No hedge ineffectiveness associated with fair value hedges was recorded in earnings during the three months ended March 31, 2006 or 2005, as the REIT has discontinued fair value hedge accounting on loans held for investment.

Cash Flow Hedges

The REIT utilizes cash flow hedging and cash flow hedge accounting on its securitization debt under SFAS No. 133. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $24.7 million were recorded in other comprehensive income during the three months ended March 31, 2006, which is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from June 2006 to June 2015. A total of $27.9 million in net effective gains, included in other comprehensive income at March 31, 2006, is expected to be recognized in earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of $0.5 million and $1.1 million was recorded in earnings during the three months ended March 31, 2006 and 2005, respectively, and are included as a component of interest expense in the statements of operations.

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At March 31, 2006 the REIT had outstanding Eurodollar futures contracts, options contracts and interest rate swap agreements that were designated as hedge instruments, as well as interest rate cap agreements. The fair value of the options contracts, interest rate swap and cap agreements, and the fair value of the margin account balances required for these derivatives and the futures contracts were as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
	(Unaudited)
Options contracts	$6,844	$4,739
Interest rate swap agreements	12,543	12,113
Interest rate cap agreements	30	53

	19,417	16,905
Margin account balances	67,541	48,442

Derivative assets, including margin account	$86,958	$65,347

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

A gain of $2 thousand and $1.7 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the three months ended March 31, 2006 and 2005, respectively, relating to the gain in value of interest rate cap agreements and interest rate swap agreements. The change in fair value of derivative financial instruments, and the related hedged liability recorded in the statement of operations was as follows:

	Interest Income	Interest Expense	Total
	(In thousands) (Unaudited)
Three Months Ended March 31,:
2006:
Net unrealized gain (loss)	$673	$(5,883)	$(5,210)
Net realized gain (loss)	—	13,278	13,278

Total	$673	$7,395	$8,068

2005:
Net unrealized gain (loss)	$(1,778)	$(5,351)	$(7,129)
Net realized gain (loss)	—	10,215	10,215

Total	$(1,778)	$4,864	$3,086

5. CREDIT FACILITIES

In connection with the REIT’s execution of securitization transactions through the first quarter of 2005, AHL and the REIT, as several borrowers or sellers, entered into warehouse transactions with lenders to finance the related mortgage loans that were contributed by AHL to the REIT and then subsequently securitized with permanent bond financing. The net proceeds of the securitizations are to be used by AHL or the REIT to repay the warehouse debt and pay other expenses of the securitization.

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

Prior to the date of contribution of the mortgage loan assets scheduled for securitization, AHL is the primary obligor. Subsequent to the contribution date the REIT becomes the primary obligor. AHL provides a guarantee of the REIT’s obligations under the modified warehouse credit facilities.

The facilities are collateralized by performing, aged and delinquent loans, and mortgage backed securities that bear interest at One-Month LIBOR plus a spread. Amounts outstanding on these warehouse facilities were $16.4 million and $15.6 million at March 31, 2006 and December 31, 2005, respectively.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

6. SECURITIZATION BOND FINANCING

Securitization bond financing consisted of the following:

	Balance		Interest Rate Range		Final Stated Maturity
	3/31/2006	12/31/2005	Fixed	Variable (LIBOR+)
	(Unaudited)
2002—two securitizations	$108,027	$136,634	4.48% - 4.93%	.32% - .50%	2033
2003—three securitizations	357,931	406,650	3.58% - 4.46%	.35% - .38%	2034
2004—four securitizations	1,697,489	1,882,537	2.90% - 5.25%	.15% - 2.50%	2035
2005—four securitizations	3,490,147	3,747,597	N/A	.08% - 2.50%	2035
2006—one securitization	987,697	—	N/A	.06% - 2.10%	2036

	6,641,291	6,173,418
Unamortized bond discounts	(3,309)	(3,532)

Total securitization bond financing, net	$6,637,982	$6,169,886

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $6.8 billion and $6.4 billion as of March 31, 2006 and December 31, 2005, respectively. Unamortized debt issuance costs, included in prepaid expenses and other assets, are $20.3 million and $19.7 million at March 31, 2006 and December 31, 2005, respectively.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

The following table summarizes the expected repayments relating to the securitization bond financing at March 31, 2006. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment spreads:

(In thousands) (Unaudited)
Nine months ending December 31, 2006	$1,862,987
Year Ending December 31:
2007	1,934,974
2008	998,269
2009	561,293
2010	385,980
2011	256,677
Thereafter	641,111
Discount	(3,309)

Total	$6,637,982

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

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations:

	Three Months Ended March 31,2006	Three Months Ended March 31, 2005
	(In thousands) (Unaudited)
Federal income tax at statutory rate	$14,263	$14,509
Preferred stock dividends at statutory rate	(873)	(873)
Common stock dividends paid deduction and other	(13,390)	(13,636)

Total provision	$—	$—

8. PREFERRED STOCK

The Board of Trustees, or a duly authorized committee thereof, may issue up to 200,000,000 shares of preferred stock from time to time in one or more classes or series. In addition, the Board of Trustees, or duly authorized committee thereof, may fix the preferences, conversion or other rights, voting powers, restrictions, and limitations as to dividends or other distributions, qualifications and terms and conditions of redemption.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees and a duly authorized committee thereof has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At March 31, 2006 and December 31, 2005, there were 4,093,678 preferred shares issued and outstanding.

On March 1, 2006, the REIT’s board of trustees declared a quarterly cash dividend on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15, which aggregated $2.5 million for the three months ended March 31, 2006.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter. In addition, commencing with each of the four quarters ending December 31, 2005, the REIT is also required to maintain cumulative unencumbered cash flow (as defined in the agreement) greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of March 31, 2006, the REIT was in compliance with the covenants applicable to date in 2006.

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

9. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the Six-Month LIBOR plus 1.0%. Management fee expense under this agreement totaled $7.8 million and $5.3 million for the three months ended March 31, 2006 and 2005, respectively. Interest income under this agreement totaled $1.6 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005, the net receivable from parent was $137.1 million and $99.6 million, respectively. It is Accredited’s practice to periodically paydown intercompany balances.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2006 and 2005

10. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information:

	Three Months Ended March 31,
	2006	2005
	(In thousands) (Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$61,147	$38,970

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$6,725	$1,479

Detail of assets and liabilities contributed from parent:
Cash contributions	$8,388	$3,000
Mortgage loans, net of reserves	986,931	909,607
Other net assets (liabilities)	(8,730)	(5,313)
Outstanding balances on warehouse credit facilities	(977,995)	(917,632)

Net capital contributions from parent	$8,594	$(10,338)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be reviewed in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” on page 3 of this Form 10-Q. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the section entitled “Risk Factors” and elsewhere in this report.

General

Accredited is a mortgage banking company that originates, finances, securitizes, services and sells non-prime mortgage loans secured by residential real estate throughout the United States, and, to a lesser extent, in Canada. We focus on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. We originate our loans primarily through independent mortgage brokers and, to a lesser extent, through our direct sales force in our retail offices. We primarily sell our loans in whole loan sales or hold loans for investment utilizing securitization financing transactions.

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

We anticipate that our results of operations may fluctuate on a quarterly and annual basis. The timing and degree of fluctuation will depend upon several factors, including competition, economic slowdowns and increased interest rates in addition to those discussed under “Risk Factors.” Although we have experienced growth in recent years, we cannot assure you that we will be able to sustain revenue growth or maintain profitability on a quarterly or annual basis or that our growth will be consistent with predictions or forecasts.

Results Of Operations

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Executive Summary

•	Net income was $35.8 million for the three months ended March 31, 2006, or $1.61 per diluted share, an increase of 14.5% from $31.3 million, or $1.43 per diluted share in 2005.

•	The increase in net income was primarily driven by a 14.0% increase in net interest income after provision and a 15.0% increase in gain on whole loan sales. Whole loan sales of $3.0 billion during the three months ended March 31, 2006, resulted in net gains on sale recorded of $70.6 million.

•	Mortgage loan origination volume increased 11.1% from $3.2 billion for the three months ended March 31, 2005 to $3.6 billion in 2006, and our serviced loans increased 28.5% from $7.5 billion at March 31, 2005 to $9.6 billion at March 31, 2006. The growth in loan originations was achieved by penetrating new markets and further developing existing markets over the 12 month period ended March 31, 2006. The serviced loan portfolio growth was due to the increase in loans securitized during the period.

•	Origination costs net of points and fees declined to 1.60% of loans originated during the three months ended March 31, 2006 from 1.96% during the same period in 2005.

Net Revenues

Net revenues and key indicators that affect our net revenues are as follows for the three months ended March 31:

	2006	2005	Increase (Decrease)	% Change
	(Dollars in thousands)
Interest income(1)	$194,458	$124,893	$69,565	55.7%
Interest expense(2)	(112,136)	(54,327)	(57,809)	106.4%

Net interest income	82,322	70,566	11,756	16.7%
Provision for losses(3)	(16,537)	(12,848)	(3,689)	28.7%

Net interest income after provision(3)	65,785	57,718	8,067	14.0%
Gain on sale of loans(3)	70,552	61,374	9,178	15.0%
Loan servicing income	3,407	2,115	1,292	61.1%
Other income	1,950	1,831	119	6.5%

Total net revenues	$141,694	$123,038	$18,656	15.2%

Net interest income after provision as percentage of net revenues	46.4%	46.9%
Gain on sale of loans as a percentage of net revenues	49.8%	49.9%
Mortgage loan originations	$3,587,541	$3,229,873	$357,668	11.1%
Whole loan sales	$3,040,534	$2,104,967	$935,567	44.5%
Mortgage loans securitized	$1,003,751	$917,229	$86,522	9.4%
Average inventory of mortgage loans	$9,887,015	$6,651,229	$3,235,786	48.7%
Annualized interest income as a percentage of average inventory of mortgage loans	7.87%	7.51%
Average outstanding borrowings	$9,485,568	$6,261,439	$3,224,129	51.5%

(1)	Interest income includes prepayment penalty income and gains and losses from hedging activities.
(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.
(3)	We changed the presentation of our consolidated statements of operations to report provision for losses on repurchases and provision for market reserve on loans held for sale, as reductions to gain on sale of loans for the year ended December 31, 2005. Previously these amounts were included in provision for losses. All interim periods for 2005 are being reclassified to conform to this presentation.

Interest Income. Interest income increased 55.7% during the three months ended March 31, 2006 from the comparable period in 2005 reflecting the 48.7% increase in our average inventory of mortgage loans during the period and an increase in the weighted average interest rates earned on mortgage loans during the three months ended March 31, 2006 when compared to the same period in 2005. The increase in our average inventory of mortgage loans is due to higher loan origination volume during the three months ended March 31, 2006 with an increase in loans retained on our balance sheet through four quarterly securitizations.

We currently expect interest income to continue to increase in 2006 primarily as a result of growth in our securitization portfolio.

Interest Expense. The increase in interest expense during the three months ended March 31, 2006 of 106.4% reflects an increase in our average outstanding borrowings, which increased from $6.3 billion during the three months ended March 31, 2005 to $9.5 billion during the same period in 2006, or 51.5% and an increase in our average borrowing rates. The average rate on our warehouse lines increased from 4.01% during the three months ended March 31, 2005 to 5.34% during the same period in 2006. In addition, the average rates on our securitizations increased from 3.20% during the three months ended March 31, 2005 to 4.40% during the same period in 2006.

We currently expect interest expense to increase in 2006 as our borrowings increase to support our forecasted growth in our loan portfolio.

The components of our net interest margin are as follows for the three months ended March 31:

	2006			2005
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Warehouse:
Interest income	$74,305	$3,644,869	8.15%	$43,401	$2,338,068	7.43%
Other interest income	—		(0.00)	128		0.02
Interest expense	(42,152)	3,282,474	(5.18)	(18,656)	2,110,411	(3.58)
Other interest expense	(1,682)		(0.20)	(2,497)		(0.47)

Spread	30,471		2.77%	22,376		3.40%

Securitizations:
Interest income	108,389	6,242,146	6.95	73,806	4,313,161	6.84%
Other interest income	11,764		0.75	7,558		0.70
Interest expense	(72,675)	6,203,094	(4.70)	(35,324)	4,151,028	(3.40)
Other interest expense	4,373		0.28	2,150		0.21

Spread	51,851		3.28%	48,190		4.35%

Net interest margin	$82,322	$9,887,015	3.31%	$70,566	$6,651,229	4.23%

The net interest spread for our warehouse loans (loans held for sale and loans held for securitization) declined from 3.40% during the three months ended March 31, 2005 to 2.77% for the comparable period in 2006. This is due to a higher borrowing cost, which is indexed to either One-Month, or overnight LIBOR, which outpaced an increase in the average customer loan rate. This decline in margin earned was the result of a flattening yield curve and increased competition from other lenders.

The net interest spread for our securitized loans declined from 4.35% during the three months ended March 31, 2005 to 3.28% for the comparable period in 2006. The decline reflects higher cost of borrowings due to market interest rates increasing, partially offset by increases in coupon rate. Other interest income consists primarily of prepayment penalties and other interest expense is primarily gains from hedging.

Provision for Losses. The provision for losses is comprised of the following for the three months ended March 31:

	2006	2005	Increase (Decrease)	% Change
	(Dollars in thousands)
Current period provision for:
Loans held for investment	$9,923	$10,085	$(162)	(1.6%)
Real estate owned	6,614	2,763	3,851	139.4%

Total provision for losses	$16,537	$12,848	$3,689	28.7%

Reserve balance at period end:
Loans held for investment	$115,704	$69,298	$46,406	67.0%

Principal balance at period end:
Loans held for investment	$7,763,203	$5,344,331	$2,418,872	45.3%

Reserve balance on loans as a percentage of the principal balance at period end	1.5%	1.2%

The provision for losses related to REO assets increased 139.4% for the three months ended March 31, 2006, as compared to the same period in 2005. This increase is directly related to a corresponding increase in the level of REO assets held at the end of the reporting periods.

The ratio of loss reserve to principle outstanding at March 31, 2006, increased to 1.5% from 1.2% for the same period in 2005. The increase is due primarily to expected losses resulting from an increase in the aging of the portfolio.

We currently expect our provision for losses to increase in 2006 at a rate similar to the growth rate of our average on-balance sheet loan portfolio.

Gain on Sale of Loans. The components of the gain on sale of loans and the calculation of our average whole loan premium are as follows for the three months ended March 31:

	2006		2005
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Gross gain on whole loan sales(1)	$63,858	2.10%	$63,473	3.02%
Loss on discount sales	(3,964)	(0.13)	(1,436)	(0.07)
Net gain (loss) on derivatives	4,004	0.13	6,762	0.32

Net premium received on sales	63,898	2.10	68,799	3.27
Provision for:
Repurchase and premium recapture(2)	(3,153)		(1,756)
Lower of cost or market valuation allowance(2)	4,660		(4,386)
Direct loan origination fees (expenses)	5,147		(1,283)

Total net gain on sale of loans	$70,552		$61,374

Less: Net cost to originate(3)		(1.60)		(1.96)

Net profit margin on whole loan sales		0.50%		1.31%

Whole loan sales	$3,040,534		$2,104,967

(1)	Reflects the cash premium that we receive on our whole loan sales. The percentage is determined by dividing the gain by whole loan sales.

(2)	We changed the presentation of our consolidated statements of operations to report provision for losses on repurchases and provision for market reserve on loans held for sale, as reductions to gain on sale of loans for the year ended December 31, 2005. Previously these amounts were included in provision for losses. All interim periods for 2005 are being reclassified to conform to this presentation.
(3)	Net cost to originate loans is defined as total operating expenses, less loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. Refer to our discussion of expenses below for the calculation of this percentage.

Gain on sale of loans increased 15% during the three months ended March 31, 2006 from the comparable period in 2005 due to an increase in loan origination fees earned and a favorable market valuation adjustment offset in part by a reduction in the net premium received on sales and an increase in the repurchase and premium recapture reserves.

Loan Servicing Income. Loan servicing income increased 61.1% during the three months ended March 31, 2006 from the comparable period in 2005 due primarily to the increase in assets serviced on an interim basis on behalf of our whole loan sales customers and an increase in ancillary fees earned.

Operating Expenses. Operating expenses are as follows for the three months ended March 31:

	2006	2005	Increase	% Change
	(Dollars in thousands)
Salaries, wages and benefits	$47,526	$42,427	$5,099	12.0%
General and administrative	15,154	13,093	2,061	15.7%
Occupancy	6,398	5,023	1,375	27.4%
Advertising and promotion	5,154	4,107	1,047	25.5%
Depreciation and amortization	4,427	3,404	1,023	30.1%

Total operating expenses	$78,659	$68,054	$10,605	15.6%

Total serviced loans at period end	$9,604,050	$7,476,101	$2,127,949	28.5%
Total number of employees at period end	2,626	2,536	90	3.5%

Salaries, Wages and Benefits. Salaries, wages and benefits increased 12.0% during the three months ended March 31, 2006 due to the recognition of approximately $1 million in stock option expense as a result of SFAS 123R, increases in salaries as a result of the growth in the number of employees and increases in bonuses and commissions due to the growth in mortgage loan originations.

General and Administrative. General and administrative expenses increased 15.7% during the three months ended March 31, 2006 and reflect the 11.1% increase in loan origination volume and the 28.5% increase in our servicing portfolio.

Occupancy. Occupancy expenses increased 27.4% due to increased leasing costs associated with the expansion of five of our wholesale origination centers and the consolidation of our San Diego offices in a new office complex.

Advertising and Promotion. Advertising and promotion expenses increased 25.5% during the three months ended March 31, 2006 due primarily to increased spending on referrals and leads to support our growth in retail loan originations.

Depreciation and Amortization. Depreciation and amortization increased 30.1% during the three months ended March 31, 2006 due to additional investments in technology and additional costs associated with leasehold improvements related to the expansion of five of our wholesale origination centers and the consolidation of our San Diego offices in a new office complex.

Net Cost to Originate. We monitor our net cost to originate mortgage loans, as we believe that it provides a measurement of efficiency in our mortgage loan origination process. The calculation of this net cost to originate is as follows for the three months ended March 31:

	2006	2005	% Change
	(Dollars in thousands)
Total operating expenses	$78,659	$68,054
Add: deferred direct loan origination expenses(1)	12,798	13,390
Less: servicing cost(2)	(6,947)	(5,724)

Loan origination expenses	84,510	75,720
Less: deferred net origination points and fees(3)	(27,206)	(12,574)

Net cost to originate	$57,304	$63,146	(9.25%)

Total mortgage loan originations	$3,587,541	$3,229,873	11.07%
Net cost to originate as percentage of volume	1.60%	1.96%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with Financial Accounting Standard No. 91. These items are included in origination expenses to reflect the complete economic operating expenses for the period.
(2)	Consists of direct expenses and corporate overhead allocated to servicing activities.
(3)	Deferred net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers on all loans originated during the period.

The reduction in our net cost to originate mortgage loans as a percentage of total mortgage loan origination volume from 1.96% for the three months ended March 31, 2005 to 1.60% for the same period in 2006 is a result of increased points and fees collected.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 39.2% for the three months ended March 31, 2006, as compared with 38.6% for the same period in 2005. The slight increase in the effective tax rate is due primarily to changes in the mix and timing (during the year) of projected permanent book and tax differences partially offset by a decline in our projected state tax burden. The two major components of our effective tax rate are the Federal corporate tax rate of 35.0% and the effective state income tax rate. We operate and pay tax in nearly every state. Changes in our effective state tax rate occur due to changes in the relative level of our business activities amongst the various states and the differing tax burden imposed by the states we do business in. These two factors combined to cause a slight benefit in our effective 2006 state tax rate as compared to 2005.

REIT Operating Results. Net revenues for the REIT were $48.6 million for the three months ended March 31, 2006, resulting primarily from net interest income after provision for losses from securitizations. The REIT incurred expenses of $7.8 million for the same period related to servicing and management fees charged by AHL in accordance with an administration and servicing agreement between the two parties. Resulting net income for the same period was $40.8 million.

Liquidity And Capital Resources

As a mortgage banking company, our cash requirements include the funding of mortgage loan originations, interest expense on and repayment of principal on credit facilities and securitization bond financing, operational expenses, servicing advances, hedging margin requirements, and tax payments. Our cash requirements also included the funding of quarterly dividends on preferred shares issued by our REIT subsidiary. We fund these cash requirements with cash received from loan sales, borrowings under warehouse credit facilities and asset backed commercial paper and securitization bond financing secured by mortgage loans, cash, interest collections on loans held for sale and loans held for investment, servicing fees and other servicing income, and points and fees collected from the origination of loans.

Our liquidity strategy is to maintain sufficient and diversified warehouse credit facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to maintain the ability to execute our own securitizations. This provides us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate. Net cash used in operating activities totaled $0.4 billion and $1.1 billion during the three months ended March 31, 2006 and 2005, respectively. The negative cash flow for these periods reflects primarily our funding of loans held for sale and investment that are either not entirely sold in the same period or financed with proceeds reported in our cash flows from financing activities.

Warehouse Facilities

We use our various warehouse credit facilities to finance the funding of our loan originations. We sell or securitize our mortgage loans generally within one to four months from origination and use the proceeds primarily to pay down the warehouse credit facilities. At March 31, 2006, we had voluntary and recoverable warehouse line paydowns of $233.4 million that increased our warehouse line availability by a corresponding amount. These voluntary and recoverable warehouse line paydowns plus cash of $67.6 million brought our total liquidity to $301.0 million at March 31, 2006. All of our current warehouse credit facilities are committed lines. The majority of our current warehouse credit facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documents.

Except as otherwise noted below, all of our warehouse credit facilities accrue interest at a rate based upon One-Month LIBOR plus a specified spread and as of May 5, 2006 have other material terms and features as follows:

Warehouse Lender	Total Facility Amount	Maximum Portion Available for Wet Funding	Expiration Date
	(in millions)
Lehman Brothers Bank, FSB	$500	$110	June 9, 2006
Residential Funding Corporation	300	150	Jan 31, 2007
Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc	650	163	Jul 31, 2007
HSBC Mortgage Services Warehouse Lending Inc.	40	40	Nov 30, 2006
IXIS Real Estate Capital Inc. (CDC)	600	240	Jul 31, 2006
Credit Suisse First Boston Mortgage Capital LLC(1)	600	240	Dec 29, 2006
Goldman Sachs Mortgage Company	660	120	Dec 15, 2007
Merrill Lynch Canada Capital Inc	171	—	Jun 29, 2006
Merrill Lynch Bank USA	650	260	Feb 14, 2007

Total	$4,171	$1,323

(1)	Bears interest at overnight LIBOR plus a specified spread.

One or more of our credit facilities include sublimits for aged and delinquent loans, as well as for real estate owned (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure) and subordinated asset-backed bonds.

Our warehouse and other credit facilities contain customary covenants including maximum leverage, minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if we default under one facility, it would generally trigger a default under our other facilities. As of March 31, 2006, we were in compliance with all covenant requirements for each of the facilities.

Asset Backed Commercial Paper Facility

Starting in the second quarter of 2005, Accredited began issuing commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities ranging from one to 180 days and also issued $40.0 million of subordinated notes maturing on May 25, 2010. In order to issue the debt, Accredited established a special purpose, bankruptcy remote Delaware statutory trust. The trust entered into agreements with third parties who act as back-up liquidity providers. The SLNs bear interest at customary commercial paper market rates, which vary depending on the prevailing market conditions. The capacity of this facility at March 31, 2006, was $1.0 billion of which $839.1 million was outstanding. The facility is collateralized by mortgage loans held for sale or securitization and certain restricted cash balances.

REIT Activity

At March 31, 2006 the REIT had cash of $3.7 million, a decrease of $2.5 million from December 31, 2005. During the three months ended March 31, 2006, net cash provided by operating activities totaled $42.4 million, net cash provided by investing activities totaled $510.8 million and net cash used in financing activities totaled $555.7 million.

In March 2006, we completed a securitization containing $1.0 billion of first and second priority residential mortgage loans through the REIT. The securitization utilized a senior/subordinated structure consisting of senior and subordinated notes with a final stated maturity date in approximately thirty years. The securitization is structured as a financing; therefore, both the mortgage loans and the debt represented by the notes will remain on our consolidated balance sheet. We used the proceeds from this securitization primarily to repay warehouse financing for the mortgage loans.

On March 1, 2006, the REIT’s board of trustees declared a quarterly cash dividend on the preferred shares at the rate of $0.609375 per share to shareholders of record on March 15, which aggregated $2.5 million for the three months ended March 31, 2006.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock. At March 31, 2006, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at March 31, 2006, the REIT’s current annual dividend obligation totals $10.0 million.

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

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our mortgage loans held for sale, loans held for investment and the related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive financial assets and liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our loans as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. We are exposed to interest rate risk from the time the loans are funded to the time the loans are settled because the interest paid on the various warehouse facilities is based on the spot One-Month LIBOR rate. The interest rate risk associated with the interest expense paid on the various warehouse facilities has been included based on the average holding period from the time of funding to settlement. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of March 31, 2006:

	+50 bp	+100 bp	-50 bp	-100 bp
	(In thousands)
Change in fair value of:
Mortgage loans committed and held for sale	$(29,137)	$(57,730)	$29,688	$59,956
Derivatives related to mortgage loans committed and held for sale	24,529	49,058	(24,529)	(49,058)
Warehouse debt and asset backed commercial paper	(1,195)	(2,389)	1,195	2,389
Securitized debt subject to portfolio-based accounting and mortgage-related securities	(45,678)	(90,857)	46,229	93,034
Derivatives related to securitized debt subject to portfolio-based accounting and mortgage-related securities	43,323	86,948	(42,909)	(85,180)

Total	$(8,158)	$(14,970)	$9,674	$21,141

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

Our March 2006 securitization significantly increased our securitization bond financing balance from the balance at December 31, 2005. The following table summarizes our contractual obligations, excluding future interest, at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Credit facilities	$2,272,657	$2,232,657	$—	$40,000	$—
Securitization bond financing(1)	6,707,456	1,859,241	2,989,602	964,133	897,789
Operating lease obligations	87,082	10,680	28,421	19,255	28,726

Total	$9,067,195	$4,102,578	$3,018,023	$1,023,388	$926,515

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes and the assets sold to these issuers are not available to satisfy claims of Accredited’s creditors. The noteholders’ recourse is limited to the pledged collateral.

Off-Balance Sheet Financing Arrangements

In the normal course of business, in order to meet the financing needs of our borrowers, we are a party to various financial instruments with off-balance sheet risk. These financial instruments primarily represent commitments to individual borrowers to fund their loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. We quote interest rates to borrowers which are generally subject to change by us. Although we make every effort to honor such quotes, the quotes do not constitute interest rate lock commitments. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various conditions. These commitments to fund individual borrower loans totaled $765.4 million as of March 31, 2006.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock. At March 31, 2006, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at March 31, 2006, the REIT’s current annual dividend obligation totals $10.0 million.

Critical Accounting Policies

Accounting for Our Loan Sales

We generally sell our loans in transactions that are accounted for in our financial statements as securitizations structured as a financing or whole loan sales.

We completed one securitization during each of the three months ended March 31, 2006 and 2005, which were structured as financings. The transactions were legally structured as sales of mortgage loans, but for accounting purposes were treated as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. When we enter into a securitization structured as a financing, the loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction.

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

Estimates

The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, our management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates. The following areas require significant judgments by management:

•	lower of cost or market valuation allowance

•	provision for losses

•	interest rate risk, derivatives and hedging strategies

•	income taxes

•	stock-based compensation expense

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

Our estimate of expected losses could increase if our actual loss experience is different than originally estimated, or if economic factors change the value we could reasonably expect to obtain from a sale. In particular, if actual losses increase or if values reasonably expected to be obtained from a sale decrease, the provision for losses would increase. Any increase in the provision for losses would adversely affect our results of operations.

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

Stock-Based Compensation

As of January 1, 2006, we adopted SFAS 123(R), which requires us to measure compensation cost for stock awards at fair value and recognize compensation over the service period the awards expected to vest. The determination of compensation cost requires us to make highly judgmental assumptions regarding volatility, expected option life, and forfeiture rates. In addition, changes in our stock price or prevailing interest rates will also impact the determination of fair value and compensation cost. If any of our assumptions used to determine fair value change significantly, future share-based compensation may differ materially from that recorded in the current period.

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

We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if an early payment default occurs on the loan after sale or in any sale or securitization if the loan materially violates our representations or warranties. During the three months ended March 31, 2006 and 2005 loans repurchased totaled $14.6 million and $17.2 million, respectively, pursuant to these obligations. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate (30 or more days past due, including loans in foreclosure and converted into real estate owned) for our servicing portfolio was 2.85% at March 31, 2006. Historically, our delinquency rate has increased, and may increase in the future, as the mortgage loans in our portfolio age.

An increase in interest rates could result in a reduction in our loan origination volumes, an increase in delinquency, default and foreclosure rates and a reduction in the value of, and income from, our loans.

The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult.

•	Existing borrowers with adjustable-rate mortgages or higher risk loan products may incur higher monthly payments as the interest rate increases, or experience higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a loan, the value that we receive upon the sale or securitization of the loan decreases.

•	The cost of financing our mortgage loans prior to sale or securitization is based primarily upon the London Inter-Bank Offered Rate (“LIBOR”). The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first six months, or two, three or five years. If LIBOR increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 5.34% during the three months ended March 31, 2006.

•	When we securitize loans or sell loans with retained interests, the value of and the income we receive from the loans held for investment subject to portfolio-based accounting and the mortgage-related securities we retain are also based on LIBOR to the extent the underlying loans have an adjustable interest rate. This is because the income we receive from these mortgage loans and mortgage-related securities is based on the difference between the fixed rates payable on the loans for the first two or three years, and an adjustable LIBOR-based yield payable to the senior security holders or loan purchasers. We also have interest rate risk when the loans become adjustable after their two or three year fixed rate period. This is due to the loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds.

Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

Our business may be significantly harmed by a slowdown in the economy or a natural disaster in the states of California or Florida, where we conduct a significant amount of business.

A significant portion of the mortgage loans we have originated, purchased or serviced has been secured by properties in California and Florida. During the three months ended March 31, 2006, 16% and 12% of the principal balance of the loans we originated were collateralized by properties located in California and Florida, respectively. At March 31, 2006, 20% and 11% of the unpaid principal balance of loans we serviced were collateralized by properties located in California and Florida, respectively. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties in these states. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

As of March 31, 2006, we financed substantially all of our loans through nine separate warehouse lenders and our commercial paper program. Each of these facilities is cancelable by the lender for cause at any time and at least one is cancelable at any time without cause. These facilities generally have a renewable, one-year term. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, or if the lenders do not honor their commitments for any reason, we will have to curtail our loan origination activities. This would result in decreased revenues and profits from loan sales.

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

The covenants and restrictions in our credit facilities may restrict our ability to, among other things:

•	incur additional debt;

•	make certain investments or acquisitions;

•	repurchase or redeem capital stock;

•	engage in mergers or consolidations;

•	finance loans with certain attributes;

•	reduce liquidity below certain levels; and

•	finance loans for longer than established time periods.

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

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2002, we had 1,294 employees and by March 31, 2006, we had 2,626 employees. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales, servicing and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

A significant majority of our originations of mortgage loans comes from independent brokers. During the three months ended March 31, 2006, 87% of our loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the securitized loans we serviced during the three months ended March 31, 2006, 26.8% were prepaid. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

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

The REIT was organized to qualify for taxation as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). The REIT has conducted, and intends to continue to conduct, its operations so as to qualify as a real estate investment trust. Qualification as a real estate investment trust involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involves the determination of various factual matters and circumstances not entirely within the REIT’s control. For instance, in order to qualify as a real estate investment trust, no more than 50% of the value of the outstanding shares of beneficial interest of the REIT may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of its taxable year (as defined in the Code to include certain entities) (the “Ownership Test”). Furthermore, each year the REIT must distribute to its shareholders at least 90% of the REIT’s taxable income (the “Annual Distribution Requirements”). We cannot assure you that the REIT will at all times satisfy these rules and tests.

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

PART II

ITEM 1.    Legal Proceedings

See Note 13 to the Notes to Unaudited Consolidated Financial Statements.

ITEM 1A.    Risk Factors

We have provided updated risk factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. While the “Risk Factors” section provides updated information in specific areas (such as delinquency rate and loan repurchases, financing rates, geographic concentration of loans, and prepayment rates), we do not believe that these updates materially change the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page 73.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2006

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

4.7(6)

Indenture, dated as of March 1, 2006, between Accredited Mortgage Loan Trust 2006-1, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

4.8(6)

Amended and Restated Trust Agreement, dated as of March 28, 2006, among the Sponsor, Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, and U.S. Bank Trust National Association, as Owner Trustee.

4.9(6)	Sale and Servicing Agreement, dated as of March 1, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, and Accredited Mortgage Loan Trust 2006-1, as Issuer and the Indenture Trustee.

4.10(6)	Master Agreement, dated March 28, 2006, between Accredited Mortgage Loan Trust 2006-1 and Swiss Re Financial Products Corporation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(7)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2(7)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(2)	Incorporated by Reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-91644) dated November 12, 2002.
(3)	Incorporated by Reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-91644) dated August 20, 2002.
(4)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.
(5)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.
(6)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 333-07219-04) dated April 10, 2006.
(7)	The information contained in these certifications is furnished to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be incorporated by reference into any filing with the Securities and Exchange Commission made by the Company whether before or after the date hereof, regardless of any general incorporation language in such filing.