Form 10-Q
period 2006-06-30
ACCREDITED HOME LENDERS HOLDING CO
filed 2006-08-09
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of outstanding shares of the registrant’s common stock as of August 4, 2006 was 21,582,082.

SERVICE MARKS AND TRADE NAMES

Accredited Home Lenders®, Home Funds Direct®, Axiom Financial Services®, FRONTDOOR® and their related logos are registered service marks of Accredited Home Lenders, Inc. (“AHL”), a wholly-owned subsidiary of the registrant.

InzuraSM and Common Sense for Uncommon Loans™ are service trademarks of AHL, and Informed Broker™ is a trademark of AHL.

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

The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	changes in demand for, or value of, mortgage loans due to the attributes and mix of the loans we originate; the characteristics of our borrowers; and fluctuations in the real estate market, interest rates or the market in which we sell or securitize our loans;

•	the degree and nature of our competition, including without limitation their impact on the rates that we are able to charge our borrowers;

•	a general deterioration in economic or political conditions, including without limitation any slow down in the national and/or local real estate markets;

•	our ability to realize cost savings, synergies and economies of scale from our acquisition of Aames Investment Corporation and our ability to improve profitability of the combined operations;

•	our ability to protect and hedge our mortgage loan portfolio against adverse interest rate movements;

•	our ability to employ and retain qualified employees;

•	changes in government regulations that affect our ability to originate and service mortgage loans;

•	changes in the credit markets, which affect our ability to borrow money to originate mortgage loans;

•	our ability to adapt to and implement technological changes; and

•	the other factors referenced in this report, including, without limitation, under the sections entitled “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

ITEM 1.	Financial Statements

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$63,842	$44,714
Restricted cash	393,620	46,207
Accrued interest receivable	45,990	42,878
Mortgage loans held for sale, net	1,568,985	2,252,252
Mortgage loans held for investment, net of allowance of $125,389 and $106,017, respectively	7,640,643	7,195,872
Derivative assets, including margin account	107,748	89,409
Deferred income tax asset, net	77,335	68,024
Prepaid expenses and other assets	116,473	78,043
Furniture, fixtures and equipment, net	36,442	35,847

Total assets	$10,051,078	$9,853,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Credit facilities	$1,557,109	$2,805,119
Securitization financing	7,643,466	6,240,820
Income taxes payable, current	15,495	82,479
Accounts payable and accrued liabilities	72,853	73,494

Total liabilities	9,288,923	9,201,912

COMMITMENTS AND CONTINGENCIES (Note 13)
MINORITY INTEREST IN REIT SUBSIDIARY	97,922	97,922
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 21,560,694 shares and 21,312,367 shares, respectively	22	22
Additional paid-in capital	99,865	90,268
Accumulated other comprehensive income	43,572	19,421
Retained earnings	520,774	443,701

Total stockholders’ equity	664,233	553,412

Total liabilities and stockholders’ equity	$10,051,078	$9,853,246

The accompanying notes are an integral part of these financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Interest income	$205,050	$141,154	$399,507	$266,047
Interest expense	(126,976)	(68,124)	(239,111)	(122,451)

Net interest income	78,074	73,030	160,396	143,596
Provision for losses on loans held for investment	(13,062)	(18,100)	(29,599)	(30,950)

Net interest income after provision	65,012	54,930	130,797	112,646
Gain on sale of loans, net	80,673	84,520	151,226	145,896
Loan servicing income	4,032	2,724	7,439	4,839
Other income	3,450	1,508	5,400	3,339

Total net revenues	153,167	143,682	294,862	266,720

OPERATING EXPENSES:
Salaries, wages and benefits	49,274	49,696	96,800	92,123
General and administrative expenses	15,539	12,486	30,694	25,579
Occupancy	6,338	5,424	12,737	10,447
Advertising and promotion	5,306	3,985	10,459	8,092
Depreciation and amortization	4,693	3,526	9,120	6,930

Total operating expenses	81,150	75,117	159,810	143,171

Income before income taxes and minority interest	72,017	68,565	135,052	123,549
Income tax provision	28,272	26,499	52,990	47,701
Minority interest - dividends on preferred stock of REIT subsidiary	2,495	2,494	4,989	4,989

Net income	$41,250	$39,572	$77,073	$70,859

Earnings per common share:
Basic	$1.90	$1.89	$3.57	$3.39
Diluted	$1.84	$1.81	$3.45	$3.24
Weighted average shares outstanding:
Basic	21,676	20,982	21,615	20,917
Diluted	22,358	21,872	22,336	21,860

The accompanying notes are an integral part of these financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,073	$70,859
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,120	6,930
Provision for losses on loans held for investment	29,599	30,950
Provision for losses on repurchases and premium recapture	7,143	4,467
Minority interest—dividends paid on preferred stock of REIT subsidiary	4,989	4,989
Deferred income tax provision (benefit)	(22,479)	27,599
Unrealized (gains) losses on derivatives and hedged assets	25,959	(6,646)
Adjustment into earnings for gain on derivatives from other comprehensive income	(16,278)	(6,152)
Stock-based compensation expense	5,013	3,589
Excess tax benefit from stock-based payment arrangements	(3,341)	—
Other	4,570	(1,360)
Changes in operating assets and liabilities:
Restricted cash	5,285	(27,831)
Mortgage loans held for sale originated, net of fees	(7,634,129)	(7,374,054)
Cost of loans sold, net of fees	6,597,356	4,888,354
Principal payments received and other changes in loans held for sale	84,239	59,464
Accrued interest receivable	(3,052)	(7,485)
Derivative assets, including margin account	23,545	(18,122)
Prepaid expenses and other assets	(19,660)	16,939
Income taxes payable	(63,227)	(17,035)
Accounts payable and accrued liabilities	(7,823)	4,277

Net cash used in operating activities	(896,098)	(2,340,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on loans held for investment	1,134,685	808,122
Capital expenditures	(10,434)	(7,210)

Net cash provided by investing activities	1,124,251	800,912

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in credit facilities	(1,252,990)	503,802
Proceeds from issuance of securitization financing, net of fees and cash withheld as collateral	2,197,532	1,895,674
Payments on securitization financing	(1,154,255)	(812,055)
Proceeds from issuance of common stock through employee stock plans	826	1,082
Excess tax benefit from stock-based payment arrangements	3,341	—
Payment by REIT subsidiary of preferred stock dividends	(4,989)	(4,989)

Net cash (used in) provided by financing activities	(210,535)	1,583,514
Effect of exchange rate changes on cash	1,510	426

Net increase in cash and cash equivalents	19,128	44,584
Beginning balance, cash and cash equivalents	44,714	35,155

Ending balance, cash and cash equivalents	$63,842	$79,739

The accompanying notes are an integral part of these financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2006 and 2005

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Accredited Home Lenders Holding Co. (“AHLHC”), a Delaware corporation, and its wholly owned subsidiaries Accredited Home Lenders, Inc. (“AHL”), Accredited Home Lenders Canada, Inc. (“AHLC”) and Vendor Management Services, LLC d/b/a Inzura Settlement Services (“ISS”), AHL’s wholly owned subsidiaries Accredited Mortgage Loan REIT Trust herein reported separately (the “REIT”), and Inzura Insurance Services (“IIS”), (collectively referred to as “Accredited”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. All intercompany balances and transactions are eliminated in consolidation. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in AHLHC’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Acquisitions

On May 25, 2006 the Company entered into a definitive agreement to acquire Aames Investment Corporation (“Aames”) in a stock-and-cash transaction valued at approximately $340 million, on that date, of which approximately $109 million or 32% will be paid in cash to Aames’ stockholders. At the date of the merger agreement, the cash pool will be reduced by the aggregate amount of dividends declared or paid by Aames prior to the closing of the merger. Special meetings of Accredited and Aames stockholders will be held to approve the merger. It is anticipated that the closing of the transaction will be in the fourth quarter of 2006. Additional information regarding the terms of the merger, its pro forma impact on the financial statements and the risks related to the merger can be found in the registration statement filed on Form S-4 with the Securities and Exchange Commission on July 14, 2006.

On June 23, 2006 Accredited Home Lenders Inc. a wholly-owned subsidiary of Accredited purchased the assets of the wholesale operation of Aames for a cash price of $4 million plus expenses of approximately $50 thousand. The purchase price, which will be paid on August 31, 2006 is included in “Accounts payable and accrued liabilities”, was allocated to furniture and fixtures and leasehold assets in the amount of $89,000 and goodwill in the amount of $3,961,000. At June 30, 2006 the goodwill is included in “Prepaid expenses and other assets”.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

Use of Estimates

The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, our management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates. The following areas require significant judgments by management:

•	lower of cost or market valuation allowance

•	provisions for losses and repurchase

•	interest rate risk, market valuation on derivatives and hedging strategies

•	stock-based compensation expense

•	income taxes

Cash and Cash Equivalents

For purposes of financial statement presentation, Accredited considers all liquid investments with an original maturity of three months or less to be cash equivalents. All liquid assets with an original maturity of three months or less which are not readily available for use, including cash deposits, are classified as restricted cash.

Mortgage Banking Activities

Accredited originates, finances, securitizes, services and sells mortgage loans secured by residential real estate. Accredited recognizes interest income on loans held for sale and investment from the time that it originates the loan until the time the loans are sold. Interest income is also recognized over the life of the loans that Accredited has securitized in structures that require financing treatment. Gains on sale of loans are recognized upon the sale of loans for a premium to various third-party investors under purchase and sale agreements. Loan servicing income represents fees from interim servicing for whole loan buyers, and ancillary servicing revenue for loans that Accredited securitizes net of external servicing costs, if any. Accredited does not recognize loan servicing income on its mortgage loans held for investment.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of amortized cost or fair value. Accredited estimates fair value by evaluating a variety of market indicators including recent trades, outstanding commitments or current investor yield requirements.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

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

Mortgage loans held for investment include loans that Accredited has securitized in structures that are accounted for as financings as well as mortgage loans held for a scheduled securitization. In June 2006 the Company closed a $1.4 billion securitization. Collateral of $1.1 billion in mortgage loans was delivered at closing and the balance of approximately $350 million will be delivered in July and August. In connection with the transaction approximately $350 million of proceeds from the sale of the bonds were withheld and deposited in an interest bearing account (“pre-funding account”) until the remaining collateral is delivered. In July 2006, $173.3 million additional collateral in the form of mortgage loans was delivered. During the three-month period ended June 30, 2005 Accredited completed one securitization of mortgage loans totaling $0.9 billion.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

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

Escrow and Fiduciary Funds

Accredited maintains segregated bank accounts in trust for the benefit of investors for payments on securitized loans and mortgage loans serviced for investors. Accredited also maintains bank accounts for the benefit of borrowers’ property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $165.7 million and $139.4 million at June 30, 2006 and December 31, 2005, respectively, and are excluded from Accredited’s assets and liabilities.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

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

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by Accredited in satisfaction of the loan. Real estate acquired through foreclosure is carried at lower of cost or its fair value less costs to dispose. Fair value is based on the net amount that Accredited could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs which impact current earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At June 30, 2006 and December 31, 2005, real estate owned amounting to $39.8 million and $16.1 million, net of valuation allowances, respectively, is included in prepaid expenses and other assets.

Share-Based Payments

Effective January 1, 2006, Accredited adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2005), Share-Based Payments (SFAS 123R), which establishes accounting standards for share-based payments issued in exchange for goods and services. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is to provide service in exchange for the award.

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

Comprehensive income is determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$41,250	$39,572	$77,073	$70,859
Net unrealized gains (losses) on cash flow hedges, net of taxes of $9,570, $(6,178), $19,419 and $3,397, respectively	17,082	(9,310)	32,827	5,067
Reclassification adjustment into earnings for realized gain on derivatives, net of taxes of $3,510, $1,533, $6,251 and $2,451, respectively	(5,705)	(2,322)	(10,048)	(3,701)
Foreign currency translation adjustments	1,217	277	1,372	270

Total comprehensive income	$53,844	$28,217	$101,224	$72,495

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

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

Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income. Accredited changed the presentation of its consolidated statements of operations to report provision for losses on repurchases and provision for market reserve on loans held for sale, as reductions to gain on sale of loans for the year ended December 31, 2005. Previously these amounts were included in provision for losses. All interim periods for 2005 are being reclassified to conform to this presentation.

The cash flow statement was reclassified to agree to the presentation described above.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). Fin No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN No. 48 clarifies FAS 109 and establishes criteria for the recognition of benefits for various tax positions. The effective date for applying FIN 48 will be January 1, 2007. The impact of FIN No. 48 on the Company’s financial statements has not been fully analyzed.

2. RESTRICTED CASH

Restricted cash consisted of the following deposits:

	June 30, 2006	December 31, 2005
	(In thousands)
Securitization pre-funding account	$352,311	$—
Errors and omissions liability insurance	3,500	4,200
Canada financing collateral for loans securitized	13,710	8,157
Asset backed commercial paper reserve account	14,297	30,897
Cash in escrow on Canada loans pending closing	4,303	779
Other	5,499	2,174

Total restricted cash	$393,620	$46,207

3. CONCENTRATIONS OF RISK

Significant Customers

During the three months ended June 30, 2006, Accredited sold $1.0 billion, $0.8 billion, $0.7 billion and $0.5 billion in loans to four separate investors, which represented 26%, 22%, 19%, and 14%, respectively, of total loans sold. During the three months ended June 30, 2005, Accredited sold $1.2 billion and $0.7 billion in loans to two separate investors, which represented 42% and 25%, respectively, of total loans sold. No other sales to individual investors accounted for more than 10% of total loans sold during the three months ended June 30, 2006 and 2005.

During the six months ended June 30, 2006, Accredited sold $2.0 billion, $1.0 billion, $1.0 billion, $1.0 billion, and $0.7 billion in loans to five separate investors, which represented 29%, 14%, 14%, 14%, and 11%, respectively, of total loans sold. During the six months ended June 30, 2005, Accredited sold $1.3 billion, $1.2 billion and $0.6 billion in loans to three separate investors, which represented 27%, 24% and 13%, respectively, of total loans sold. No other sales to individual investors accounted for more than 10% of total loans sold during the six months ended June 30, 2006 and 2005.

Credit Repurchase Risk

Accredited’s sales of mortgage loans are subject to standard mortgage industry representations and warranties, material violations of which may require Accredited to repurchase one or more mortgage loans. Additionally, certain whole loan sale

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

contracts include provisions requiring Accredited to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. During the three months ended June 30, 2006 and 2005 loans repurchased totaled $38.6 million and $15.7 million, respectively, and during the six months ended June 30, 2006 and 2005 loans repurchased totaled $53.1 million and $32.3 million, respectively, pursuant to these provisions. At June 30, 2006 and December 31, 2005, the reserve for potential future repurchase losses totaled $8.7 million and $7.4 million, respectively.

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

Geographical Concentration

Properties securing the mortgage loans in Accredited’s servicing portfolio (loans held for sale, loans held for investment and off-balance sheet securitizations), including loans serviced for others, are geographically dispersed throughout the United States. At June 30, 2006, 18% and 11% of the unpaid principal balance of mortgage loans in Accredited’s servicing portfolio were secured by properties located in California and Florida, respectively. At December 31, 2005, 20% and 10% of the unpaid principal balance of mortgage loans in Accredited’s servicing portfolio was secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans serviced did not exceed 10% in any other state at June 30, 2006 and December 31, 2005.

Loan originations are geographically dispersed throughout the United States and, to a much lesser extent, in Canada. During the three months ended June 30, 2006, 15% and 12% of loans originated were collateralized by properties located in California and Florida, respectively. During the three months ended June 30, 2005, 21% and 11% of loans originated were collateralized by properties located in California and Florida, respectively. During the six months ended June 30, 2006, 15% and 12% of loans originated were collateralized by properties located in California and Florida, respectively. During the six months ended June 30, 2005, 21% and 11% of loans originated were collateralized by properties located in California and Florida, respectively. The remaining originations did not exceed 10% in any other state during these periods.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

4. MORTGAGE LOANS

Mortgage loans held for sale—Mortgage loans held for sale were as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Mortgage loans held for sale—principal balance	$1,591,070	$2,267,611
Basis adjustment for fair value hedge accounting	(2,318)	5,004
Net deferred origination fees	(3,983)	(2,584)
Market valuation allowance	(15,784)	(17,779)

Mortgage loans held for sale, net	$1,568,985	$2,252,252

Mortgage loans held for investment—Mortgage loans held for investment were as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Mortgage loans securitized—principal balance	$7,493,838	$6,421,805
Mortgage loans held for securitization—principal balance(1)	315,697	899,803
Basis adjustment for fair value hedge accounting	(12,977)	(4,766)
Net deferred origination fees	(30,526)	(14,953)
Allowance for loan losses	(125,389)	(106,017)

Mortgage loans held for investment, net	$7,640,643	$7,195,872

(1)	Includes $141.6 million and $139.3 million of Canadian loans at June 30, 2006 and December 31, 2005, respectively.

Allowance for losses on loans held for investment—Activity in the allowance was as follows:

	Balance at Beginning of Period	Provision for Losses	Chargeoffs, net	Balance at End of Period
	(In thousands)
Three Months Ended June 30,:
2006:
Mortgage loans held for investment	$115,704	$10,109	$(424)	$125,389
Real estate owned	13,702	2,953	(3,871)	12,784

Total	$129,406	$13,062	$(4,295)	$138,173

2005:
Mortgage loans held for investment	$69,298	$15,119	$(189)	$84,228
Real estate owned	6,396	2,981	(2,367)	7,010

Total	$75,694	$18,100	$(2,556)	$91,238

Six Months Ended June 30,:
2006:
Mortgage loans held for investment	$106,017	$20,032	$(660)	$125,389
Real estate owned	10,725	9,567	(7,508)	12,784

Total	$116,742	$29,599	$(8,168)	$138,173

2005:
Mortgage loans held for investment	$60,138	$24,282	$(192)	$84,228
Real estate owned	4,405	6,668	(4,063)	7,010

Total	$64,543	$30,950	$(4,255)	$91,238

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

The following table summarizes the delinquency amounts for the serviced portfolio, including mortgage loans and real estate owned before valuation allowance, but excluding loans serviced on an interim basis:

	At June 30, 2006			At December 31, 2005
	Total Principal Amount	Delinquent Principal Over 90 Days		Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands)
Mortgage loans held for sale(1)	$1,591,070	$58,768	(3)	$2,267,611	$20,861	(3)
Mortgage loans held for investment	7,809,535	96,643	(3)	7,321,608	71,361	(3)
Real estate owned	52,619	52,619		26,811	26,811

On balance sheet portfolio	9,453,224	208,030		9,616,030	119,033
Mortgage loans sold servicing retained(2)	73,511	8,381		90,181	10,228

Total serviced portfolio	$9,526,735	$216,411		$9,706,211	$129,261

(1)	Includes loans repurchased.

(2)	Includes real estate owned, off balance sheet.

(3)	For loans 90 days or more delinquent we cease to accrue interest income and reverse all previously accrued but uncollected income.

5. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

Accredited uses hedge accounting in accordance with SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale and mortgage loans held for investment. At June 30, 2006 and December 31, 2005 fair value hedge basis adjustments of ($2.3 million) and $5.0 million, respectively, are included in mortgage loans held for sale. Hedge ineffectiveness associated with these fair value hedges of ($0.4 million) and $0.6 million was recorded in earnings during the three months ended June 30, 2006 and 2005, respectively, and is included as adjustments to gain on sale of loans in the consolidated statements of operations. Hedge ineffectiveness associated with these fair value hedges of ($0.9 million) and $0.3 million was recorded in earnings during the six months ended June 30, 2006 and 2005, respectively, and is included as adjustments to gain on sale of loans in the consolidated statements of operations.

At June 30, 2006 and December 31, 2005, fair value hedge basis adjustments of ($13.0 million) and ($4.8 million), respectively, are included in loans held for investment.

Cash Flow Hedges

Accredited utilizes cash flow hedge accounting on the variable rate portion of its securitization debt in accordance with the provisions of SFAS No. 133. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $26.7 million and ($15.5 million), reduced by related tax expense of $9.6 million and ($6.2 million), were recorded in other comprehensive income during the three months ended June 30, 2006 and 2005, respectively. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $52.2 million and $8.5 million, reduced by related tax expense of $19.4 million and $3.4 million, were recorded in other comprehensive income during the six months ended June 30, 2006 and 2005, respectively. These contracts settle on various dates ranging from June 2006 to June 2015. A total of $36.5 million in net effective gains before taxes, included in other comprehensive income at June 30, 2006, is expected to be recognized in earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of $0.6 million and ($0.6 million) was recorded in earnings during the three months ended June 30, 2006 and 2005, respectively, and are included as a component of interest expense in the consolidated statements of operations. Hedge ineffectiveness associated with cash flow hedges of $1.1 million and $0.5 million was recorded in earnings during the six months ended June 30, 2006 and 2005, respectively, and are included as a component of interest expense in the consolidated statements of operations.

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At June 30, 2006 Accredited had outstanding Eurodollar futures contracts, options contracts, interest rate swap agreements and interest rate cap agreements that were designated as hedge instruments. The fair value of the options

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

contracts, interest rate swap and cap agreements, and the fair value of the margin account balances required for these derivatives and the futures contracts were as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Options contracts	$6,892	$4,739
Interest rate swap agreements	23,060	14,684
Futures contracts	36,960	8,099
Interest rate cap agreements	26	53

Total fair value of derivatives	66,938	27,575
Margin account balances	40,810	61,834

Derivative assets, including margin account	$107,748	$89,409

Futures contracts(1)	$—	$(1,815)

(1)	Derivative liabilities are included in accounts payable and accrued liabilities.

A gain of $357 thousand and loss of $23 thousand on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the three months ended June 30, 2006 and 2005, respectively, relating to the gain in value of interest rate cap agreements and interest rate swap agreements. A gain of $359 thousand and $1.7 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statement of operations during the six months ended June 30, 2006 and 2005, respectively, relating to the gain in value of interest rate cap agreements and interest rate swap agreements. The change in the fair value of derivative financial instruments and the related hedged asset or liability recorded in the statements of operations was as follows:

	Interest Income	Interest Expense	Gain on Sale	Other Income	Total
	(In thousands)
Three Months Ended June 30,
2006:
Net unrealized gain (loss)	$1,304	$(9,450)	$(8,113)	$—	$(16,259)
Net realized gain (loss)	—	19,339	20,430	—	39,769

Total	$1,304	$9,889	$12,317	$—	$23,510

2005:
Net unrealized gain (loss)	$(1,683)	$(1,981)	$5,785	$(38)	$2,083
Net realized gain (loss)	—	5,077	(6,784)	19	(1,688)

Total	$(1,683)	$3,096	$(999)	$(19)	$395

Six Months Ended June 30,
2006:
Net unrealized gain (loss)	$1,977	$(15,395)	$(12,541)	$—	$(25,959)
Net realized gain (loss)	—	32,801	28,863	—	61,664

Total	$1,977	$17,406	$16,322	$—	$35,705

2005:
Net unrealized gain (loss)	$(3,461)	$(7,333)	$2,774	$—	$(8,020)
Net realized gain	—	15,292	2,990	46	18,328

Total	$(3,461)	$7,959	$5,764	$46	$10,308

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

6. CREDIT FACILITIES

Credit facilities consisted of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
A $660 million warehouse credit facility expiring December 2007	$399,802	$281,428
A $650 million warehouse credit facility expiring February 2007	304,341	472,457
A $500 million warehouse credit facility expiring June 2007	166,442	385,317
A $650 million warehouse credit facility expiring July 2007	118,090	315,812
A $200 million CAD warehouse credit facility expiring June 2007	117,815	127,826
A $300 million warehouse credit facility expiring January 2007	47,827	5,923
A $600 million warehouse credit facility expiring August 2006	31,830	135,353
A $600 million warehouse credit facility expiring December 2006	27,868	303,953
A $40 million warehouse credit facility expiring November 2006	3,473	9,513
A $1 billion asset-backed commercial paper facility	339,621	767,537

Total credit facilities	$1,557,109	$2,805,119

Outstanding credit facilities consist of committed warehouse lines and asset-backed commercial paper (“ABCP”). The outstanding warehouse facilities bear interest based on one-month or overnight LIBOR (one-month bankers’ acceptance rate for Canada) plus a spread. The spread over LIBOR varies depending on the mortgage asset class being financed. The weighted average interest rate as of June 30, 2006 was 5.8%.

Starting in the second quarter of 2005, Accredited began issuing commercial paper under the ABCP in the form of short-term secured liquidity notes (“SLNs”) with initial maturities ranging from one to 180 days and also issued $40.0 million of subordinated notes maturing on May 25, 2010. In order to issue the debt, Accredited established a special purpose, bankruptcy remote Delaware statutory trust. The trust entered into agreements with third parties who act as back-up liquidity providers. The SLNs bear interest at customary commercial paper market rates (5.4% at June 30, 2006), which vary depending on the prevailing market conditions.

The above facilities are collateralized by substantially all mortgage loans held for sale, certain restricted cash and unsold portions of securitized debt.

At June 30, 2006 and December 31, 2005, Accredited was in compliance with all covenant requirements for each of the facilities. Accredited’s warehouse and other credit facilities contain customary covenants including maximum leverage, minimum liquidity, profitability and net worth requirements and limitations on other indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under Accredited’s other facilities.

Accredited anticipates that its borrowings will be repaid from net proceeds from the sale of loans and other assets, cash flows from operations, or from refinancing the borrowings.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

7. SECURITIZATION FINANCING

Securitization financing consisted of the following:

	Balance		Interest Rate Range		Final Stated Maturity
	June 30, 2006	December 31, 2005	Fixed	Variable (LIBOR+)
Bond financing:
2002 – two securitizations	$95,411	$136,634	4.48% - 4.93%	.32% - .50%	2033
2003 – three securitizations	315,129	406,650	3.58% - 4.46%	.35% - .38%	2034
2004 – four securitizations	1,484,103	1,882,537	2.90% - 5.25%	.15% - 2.50%	2035
2005 – four securitizations	3,193,832	3,747,597	N/A	.08% - 2.50%	2035
2006 – two securitizations	2,333,917	—	N/A	.04% - 2.10%	2036

Total bond financing(a)	7,422,392	6,173,418
Other:
2005 – Private placement – Canadian mortgages(b)	66,564	70,934	N/A	CP rate + .27%	None
2006 – Private placement – Canadian mortgages(b)	157,606	—	N/A	4.68%	None

	7,646,562	6,244,352
Unamortized debt discounts	(3,096)	(3,532)

Total securitization financing, net	$7,643,466	$6,240,820

(a)	Collateralized by U.S. loans securitized with an aggregate outstanding balance of $7.5 billion and $6.4 billion at June 30, 2006 and December 31, 2005, respectively. In addition, $352.3 million of restricted cash at June 30, 2006 is pledged as collateral in connection with the securitization closed in June 2006.

(b)	Collateralized by Canadian loans with an aggregate outstanding balance of $232.5 million and $70.9 million at June 30, 2006 and December 31, 2005, respectively. In addition, $13.7 million and $8.2 million of restricted cash at June 30, 2006 and December 31, 2005, respectively, are pledged as collateral in connection with this debt.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

The following table summarizes the expected repayments relating to the securitization financing at June 30, 2006 and are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

(In thousands)
Six months ending December 31, 2006	$1,238,392
Year Ending December 31:
2007	2,387,767
2008	1,476,398
2009	824,424
2010	541,631
2011	347,773
Thereafter	830,177
Discount	(3,096)

Total	$7,643,466

8. INCOME TAXES

The income tax provision consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Current:
Federal	$37,380	$11,674	$61,267	$16,524
State	8,073	2,054	14,202	3,578

Total current provision	45,453	13,728	75,469	20,102

Deferred:
Federal	(14,364)	9,910	(18,061)	22,216
State	(2,817)	2,861	(4,418)	5,383

Total deferred provision (benefit)	(17,181)	12,771	(22,479)	27,599

Total provision	$28,272	$26,499	$52,990	$47,701

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Federal income tax at statutory rate	$25,206	$23,998	$47,268	$43,242
State income tax, net of federal effects	3,417	3,194	6,360	5,824
REIT dividends on preferred stock	(873)	(873)	(1,746)	(1,746)
Other	522	180	1,108	381

Total provision	$28,272	$26,499	$52,990	$47,701

Accredited recorded $1.1 million and $1.2 million during the three months ending June 30, 2006 and 2005, respectively, and $3.8 million and $2.9 million, during the six months ending June 30, 2006 and 2005, respectively, as a reduction in income taxes payable for corporate tax deductions arising from the sale by employees of common stock they acquired from employee stock plans prior to the fulfillment of the required tax holding periods for such stock and the issuance of stock that employees were awarded through employee incentive compensation plans. These benefits have been reflected as additional paid in capital.

The deferred income tax (benefit) expense resulted from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The primary sources of these differences were the origination and reversal

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

of the following: mortgage securitizations, loans held for sale at quarter-end, and various reserves and accruals where taxable income has been recognized in excess of book income.

The tax effects of significant items comprising Accredited’s net deferred tax (liability) asset were as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Deferred tax assets:
Loans held for sale	$9,769	$6,303
Market reserve on loans held for sale	8,341	8,639
Loan securitizations	72,405	54,991
State taxes	3,280	6,151
Other reserves and accruals	17,104	12,289

Total deferred tax assets	110,899	88,373

Deferred tax liabilities:
Mortgage-related securities	(10,847)	(10,800)
Cash flow hedging	(22,717)	(9,549)

Total deferred tax liabilities	(33,564)	(20,349)

Net deferred tax asset	$77,335	$68,024

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Accrued liabilities—payroll	$22,778	$28,116
Accrued liabilities—general	37,513	34,627
Reserve for repurchases and premium recapture	12,562	10,751

Total	$72,853	$73,494

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

Activity in the reserve for repurchases and premium recapture was as follows:

	Balance at Beginning of Period	Provision (1)	Chargeoffs, net	Balance at End of Period
	(In thousands)
Three Months Ended June 30,:
2006:
Reserve for repurchases	$8,042	$1,864	$(1,220)	$8,686
Reserve for premium recapture	3,588	2,125	(1,837)	3,876

Total	$11,630	$3,989	$(3,057)	$12,562

2005:
Reserve for repurchases	$5,461	$1,302	$(435)	$6,328
Reserve for premium recapture	2,149	1,409	(1,933)	1,625

Total	$7,610	$2,711	$(2,368)	$7,953

Six Months Ended June 30,:
2006:
Reserve for repurchases	$7,434	$2,913	$(1,661)	$8,686
Reserve for premium recapture	3,317	4,230	(3,671)	3,876

Total	$10,751	$7,143	$(5,332)	$12,562

2005:
Reserve for repurchases	$5,126	$2,004	$(802)	$6,328
Reserve for premium recapture	2,410	2,463	(3,248)	1,625

Total	$7,536	$4,467	$(4,050)	$7,953

(1)	Reduces gain on sale of loans

10. MINORITY INTEREST IN REIT SUBSIDIARY

The minority interest in the REIT (a wholly owned subsidiary of AHL) represents Series A Preferred Shares issued to outside investors in the aggregate amount of $102.3 million. The Series A Preferred Shares bear a dividend of 9.75% annually. The preferred shares are reported as minority interest in subsidiary in the consolidated balance sheet.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

11. STOCK-BASED COMPENSATION

Accredited has three types of equity instruments issued under its share-based compensation programs: stock options, restricted stock units, and restricted stock awards. Accredited discontinued its Employee Stock Purchase Plan on December 31, 2005. Compensation expense included in the consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and the related tax benefit is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Stock options	$1,402	$242	$2,381	$289
Restricted stock units (Deferred Compensation Plan)	1,351	2,206	2,394	3,262
Restricted stock awards	119	38	238	38

Total share-based compensation expense	2,872	2,486	5,013	3,589
Income tax benefit recognized	(948)	(994)	(1,675)	(1,435)

Compensation expense, net of tax benefit	$1,924	$1,492	$3,338	$2,154

Change in the following due to the adoption of SFAS 123R:
Net income	$(1,038)		$(1,738)
Basic earnings per share	$(0.05)		$(0.08)
Diluted earnings per share	$(0.05)		$(0.08)

For the three and six months ended June 30, 2006, compensation expense recognized for stock options is based on the fair value provisions of the newly adopted SFAS 123R. For the three and six months ended June 30, 2005, compensation expense was not recognized for most of Accredited’s options in accordance with APB 25. However, compensation cost was recognized in 2005 on options granted to non-employees or when the exercise price of the options was not equal to the market value on the date of grant. The details of the share-based compensation programs are described below.

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

All options granted in 2006 were granted at an exercise price equal to the closing market price on the date of grant. The options are scheduled to vest over four years and expire no later than 10 years after the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option model. The assumptions used in the option-pricing model for options granted during the three and six months ended June 30, 2006 are noted in the following table.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Weighted-average risk-free rate	4.96%	4.74%
Weighted-average expected life	3.9 yrs	3.9 yrs
Expected Volatility	43%	43%
Dividend Yield	0%	0%
Weighted-average grant date fair value	$21.13	$19.77

In determining the expected volatility, we reviewed historical and implied volatility. As a result of our analysis, the computation of expected volatility for new grants is based on the historical volatility of Accredited’s common stock, excluding 2003; the year Accredited became a public entity. Prior to the first quarter of 2006, Accredited’s expected volatility was based on the average of its own volatility and the volatility of several of its closest competitors. The weighted-average expected life assumption was also modified in the first quarter to include an estimate for outstanding options that have not yet been exercised and have not yet reached their full contractual term. We applied the change in computation of volatility and weighted-average expected life on a prospective basis beginning with awards granted after December 31, 2005. A summary

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

of the change in options outstanding under Accredited’s Stock Option Plans during the six months ended June 30, 2006 follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2005	1,398	$26.29
Options granted	457	$51.24
Options exercised	(157)	$17.09
Options cancelled	(161)	$42.25

Outstanding at June 30, 2006	1,537	$32.96	7.93 yrs	$24,296

Options vested and expected to vest at June 30, 2006	1,316	$30.83	7.93 yrs	$23,373
Options exercisable at June 30, 2006	578	$16.47	6.25 yrs	$18,118
Shares authorized for issuance	2,485
Shares available for grant	948

Aggregate intrinsic value disclosed above represents the difference between Accredited’s closing stock price of $47.81 on June 30, 2006, and the exercise price multiplied by the number of options. The actual intrinsic value of options exercised was $1.8 million and $5.5 million for the three and six-month periods ended June 30, 2006, respectively, and $2.8 million and $6.6 million for the three and six-month periods ended June 30, 2005, respectively. At June 30, 2006, Accredited had $12.1 million of gross unrecognized compensation expense related to stock option plans that will be recognized over the weighted-average period of 1.9 years. Cash received from stock option exercises was $2.7 million during the quarter ended June 30, 2006.

Deferred Compensation Plan—Accredited’s Deferred Compensation Plan was adopted by the board of directors and approved by the stockholders in 2002, and became effective on January 1, 2003. The plan is an unfunded, nonqualified deferred compensation plan that benefits directors, certain designated key members of management and key employees. Under the plan, a participant may defer up to 100% of their base salary, director fee, bonus and/or commissions on a pre-tax basis. The Deferred Compensation Plan permits the granting of restricted stock units (“RSUs”) to eligible participants at fair market value on the date of grant. The per share weighted-average grant date fair value of units awarded was $57.79 and $52.30 for the three and six-month periods ended June 30, 2006, respectively, and $39.00 and $41.37 for the three and six-month periods ended June 30, 2005, respectively. The RSUs generally vest 50% two years from the date of grant and 25% each year thereafter until fully vested and are payable in the Company’s common stock upon distribution. RSUs granted to directors cliff vest two years from the date of grant.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

A summary of the change in RSUs outstanding under Accredited’s Deferred Compensation Plan during the six months ended June 30, 2006 follows:

	Units	Aggregate Intrinsic Value
	(In thousands)	(In thousands)
Outstanding at December 31, 2005	774
Awarded	94
Released	(126)
Forfeited	(49)

Outstanding at June 30, 2006	693

Authorized and outstanding
Authorized	1,864
Total outstanding	(693)	$33,137

Available for grant	1,171

Units vested not released	146	$6,952
Units vested and expected to vest at June 30, 2006	611	$29,233

The aggregate intrinsic value of restricted stock units is calculated based on the number of units and the quoted market price of $47.81 at June 30, 2006. The total intrinsic value of net units released was $1.9 million and $7.0 million for the three and six-month periods ended June 30, 2006, respectively, and $0 and $25,000 for the three and six-month periods ended June 30, 2005, respectively. At June 30, 2006, there was approximately $14.4 million in gross unrecognized compensation expense related to the nonvested units, which is expected to be recognized over 2.6 years.

Restricted Stock Awards—Accredited issued 41,000 shares of restricted stock shares to two of its officers in 2005 as an inducement to employment. The shares of restricted stock had a value of $1,540,000 on the issue date. The expense for these shares is recognized over the awards’ service period of approximately five-years. As of June 30, 2006, none of the awards had vested, and unrecognized compensation related to these stock awards totaled $1 million.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

Pro Forma Information

Prior to the adoption of SFAS 123R, Accredited accounted for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, recognition of compensation cost was not required for most of the Company’s stock options. However, pro forma disclosures of the effects of recognizing compensation cost under the SFAS 123 fair value method was required. As previously reported for the three and six months ended June 30, 2005, stock option compensation expense and its effect on income and earnings per share if Accredited had applied SFAS 123 is reflected below.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In thousands, except for per share amounts)
Net income, as reported	$39,572	$70,859
Add: Stock option compensation included in reported net income, net of tax	145	174
Deduct: Stock option compensation expense determined using fair value method, net of tax	(882)	(1,640)

Pro forma net income	$38,835	$69,393

Earnings per share:
Basic—as reported	$1.89	$3.39

Basic—pro forma	$1.85	$3.32

Diluted—as reported	$1.81	$3.24

Diluted—pro forma	$1.78	$3.17

The pro forma effects of estimated share-based compensation reflected above were estimated as of the date of grant using the Black-Scholes multiple option-pricing model. The underlying assumptions used to estimate the fair value were as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Weighted-average risk-free rate	3.65%	3.44%
Weighted-average expected life	2.7 yrs	2.6 years
Volatility	45%	45%
Dividend Yield	0%	0%
Weighted-average grant date fair value	$12.42	$13.67

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

12. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and the weighted average number of vested, restricted common stock units for the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted average number of common shares and vested, restricted common stock units, plus potential common shares from outstanding stock options and unvested restricted stock units where the effect of those securities is dilutive. The computations for basic and diluted earnings per share are as follows:

	Net Income (numerator)	Shares (denominator)	Per Share Amount
	(In thousands, except per share amounts)
Three Months Ended June 30, 2006:
Basic earnings per share	$41,250	21,676	$1.90

Effect of dilutive shares:
Stock options		462
Restricted stock units		220

Diluted earnings per share	$41,250	22,358	$1.84

Potentially dilutive stock options not included above since they are antidilutive		521

Three Months Ended June 30, 2005:	$39,572	20,982	$1.89

Effect of dilutive shares:
Stock options		654
Restricted stock units		236

Diluted earnings per share	$39,572	21,872	$1.81

Potentially dilutive stock options not included above since they are antidilutive		275

	Net Income (numerator)	Shares (denominator)	Per Share Amount
	(In thousands, except per share amounts)
Six Months Ended June 30, 2006:
Basic earnings per share	$77,073	21,615	$3.57

Effect of dilutive shares:
Stock options		480
Restricted stock units		241

Diluted earnings per share	$77,073	22,336	$3.45

Potentially dilutive stock options not included above since they are antidilutive		372

Six Months Ended June 30, 2005:
Basic earnings per share	$70,859	20,917	$3.39

Effect of dilutive shares:
Stock options		708
Restricted stock units		235

Diluted earnings per share	$70,859	21,860	$3.24

Potentially dilutive stock options not included above since they are antidilutive		248

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

13. COMMITMENTS AND CONTINGENCIES

Accredited is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the balance sheet. The credit risk is mitigated by Accredited’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. Accredited does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. Accredited commits to originate loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $611.3 million as of June 30, 2006.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee.

Accredited periodically enters into other loan sale commitments. At June 30, 2006 there were no forward loan sale commitments awaiting settlement.

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

From time to time, Accredited enters into certain types of contracts that contingently require Accredited to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of Accredited’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, Accredited has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2006.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares: (i) all accrued and unpaid dividends, (ii) the redemption price and (iii) the liquidation preference. See further discussion under Note 10. Minority Interest in REIT Subsidiary.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

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

In June 2005, AHL was served with a complaint, Williams et al. v. Accredited Home Lenders, Inc., brought in the United States District Court for the Northern District of Georgia. The two named plaintiffs are former commissioned loan officers of AHL, and the complaint alleges that AHL violated federal law by requiring the plaintiffs to work overtime without compensation. The plaintiffs seek to recover, on behalf of themselves and other similarly situated employees, the allegedly unpaid overtime, liquidated damages, attorneys’ fees and costs of suit. The plaintiffs’ motion to certify a collective class was denied on July 25, 2006, leaving the two named plaintiffs as the only plaintiffs in the lawsuit. The plaintiffs have ten days following the issuance of the order in which to file a motion for reconsideration and any further appeal of the order is discretionary with the courts. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable. AHL intends to continue to vigorously defend this matter and does not believe it will have a material adverse effect on its business.

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

In March 2006, AHL was served with a class action complaint, Cabrejas v. Accredited Home Lenders, Inc., brought in the Circuit Court for Prince George’s County, Maryland. The complaint alleges that AHL’s origination of second lien loans in Maryland violated the Maryland Secondary Mortgage Loan Law and Consumer Protection Act in that fees charged on such loans exceeded 10% of the respective loan amounts. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, disgorgement of fees, pre-judgment interest, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On April 13, 2006, AHL removed the action to the United States District Court, District of Maryland. On May 15, 2006, AHL filed a motion to dismiss plaintiffs’ second cause of action alleging a violation of the Maryland Consumer Protection Act on the basis that full disclosure of the fees cannot be an unfair or deceptive trade practice. A hearing date for the motion to dismiss has not been set. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

class, and the ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable. AHL intends to vigorously defend this matter and does not believe it will have a material adverse effect on its business.

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

14. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information:

	Six Months Ended June 30,
	2006	2005
	(In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$211,418	$128,655
Income taxes	$138,696	$37,137
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of mortgage loans held for sale to mortgage loans held for investment	$2,053,827	$1,961,666
Transfer of mortgage loans held for sale to real estate owned, net of reserve, included in other assets	$14,460	$9,035
Transfer of mortgage loans held for investment to real estate owned, net of reserve, included in other assets	$20,439	$2,248
Unrealized gains on cash flow hedges recorded to other comprehensive income	$52,246	$8,465

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(Dollars in thousands, except par value)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,642	$6,158
Restricted cash – securitization pre-funding account	352,311	—
Accrued interest receivable	38,068	32,604
Mortgage loans held for investment, net of allowance of $121,247 and $98,399, respectively	7,106,478	6,240,136
Derivative assets, including margin account	93,282	65,347
Prepaid expenses and other assets	59,685	30,322
Receivable from parent	171,622	99,642

Total assets	$7,827,088	$6,474,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Credit facilities	$18,392	$15,640
Securitization bond financing	7,419,296	6,169,886
Accrued interest payable	9,314	5,115

Total liabilities	7,447,002	6,190,641

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; authorized 20,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at June 30, 2006 and December 31, 2005	4,094	4,094
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 100,000 at June 30, 2006 and December 31, 2005	1	1
Additional paid-in capital	303,173	303,180
Accumulated other comprehensive income	57,074	23,991
Retained earnings (deficit)	15,744	(47,698)

Total stockholders’ equity	380,086	283,568

Total liabilities and stockholders’ equity	$7,827,088	$6,474,209

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Interest income (including $2,459, $224, $4,047 and $431 from parent)	$134,905	$95,490	$260,625	$179,587
Interest expense	(81,074)	(44,601)	(152,550)	(79,127)

Net interest income	53,831	50,889	108,075	100,460
Provision for losses on loans held for investment	(6,680)	(7,244)	(13,051)	(10,046)

Net interest income after provision	47,151	43,645	95,024	90,414
Other income	1,150	265	1,838	357

Total net revenues	48,301	43,910	96,862	90,771

OPERATING EXPENSES:
Management fee assessed by parent	8,321	6,151	16,122	11,497
Direct general and administrative expenses	1	2	9	61

Total operating expenses	8,322	6,153	16,131	11,558

Net income	39,979	37,757	80,731	79,213
Dividends on preferred stock	(2,495)	(2,494)	(4,989)	(4,989)

Net income available to common stockholders	$37,484	$35,263	$75,742	$74,224

Basic and diluted earnings per common share	$374.84	$352.63	$757.42	$742.24
Weighted average shares outstanding for basic and diluted	100	100	100	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,731	$79,213
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized loans	(2,376)	(1,713)
Amortization of deferred costs	6,626	522
Provision for losses on loans held for investment	13,051	10,046
Unrealized loss (gain) on derivatives and hedged assets	13,213	(3,872)
Adjustment into earnings for gain on derivatives from other comprehensive income	(15,705)	(6,152)
Changes in operating assets and liabilities:
Accrued interest receivable	(5,464)	3,398
Derivative assets, including margin account	5,664	40,488
Prepaid expenses and other assets	(7,074)	(45,972)
Accrued interest payable	4,199	(557)

Net cash provided by operating activities	92,865	75,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	1,113,821	807,936

Net cash provided by investing activities	1,113,821	807,936

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees and cash withheld as collateral	2,029,648	1,895,673
Payments on securitization bond financing	(1,145,953)	(812,055)
Net change in credit facilities	(2,010,016)	(1,921,281)
Capital contributions from parent	8,388	3,000
Net increase in receivable from parent	(71,980)	(752)
Payments of common stock dividends	(12,300)	(5,000)
Payments of preferred stock dividends	(4,989)	(4,989)

Net cash used in financing activities	(1,207,202)	(845,404)

Net (decrease) increase in cash and cash equivalents	(516)	37,933
Beginning balance cash and cash equivalents	6,158	4,018

Ending balance cash and cash equivalents	$5,642	$41,951

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2006 and 2005

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Accredited Mortgage Loan REIT Trust (the “REIT”) was formed on May 4, 2004 as a Maryland real estate investment trust for the purpose of acquiring, holding and managing real estate assets. All of the outstanding common shares of the REIT are held by Accredited Home Lenders, Inc. (“AHL”), a wholly owned subsidiary of Accredited Home Lenders Holding Co., (“AHLHC”).

The accompanying unaudited financial statements of the REIT have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related notes thereto included in the REIT’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

AHL also provides operating facilities, administration and loan servicing for the REIT. The REIT is, therefore, economically and operationally dependent on AHL, and, as such, the REIT’s results of operations or financial condition may not be indicative as if it had operated as an unaffiliated entity.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

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

In June 2006 the Company closed a $1.4 billion securitization. Collateral of $1.05 billion in mortgage loans was delivered at closing and approximately $350 million of proceeds from the sale of the bonds were withheld an deposited in an interest bearing, pre-funding account, pending delivery of the remaining collateral. In July 2006, $173.3 million additional mortgage loans were delivered with the balance of approximately $175 million to be delivered in August 2006. During the three-month period ended June 30, 2005 Accredited completed one securitization of mortgage loans totaling $0.9 billion.

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

Fair Value Hedges

As part of the contribution by AHL of loans held for securitization, the REIT acquires certain fair value hedge derivative financial instruments. The REIT continues fair value hedge accounting on these mortgage loans up to several days prior to the close of the securitization. At this time, the fair value hedge instruments are lifted and the hedge positions are

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

capitalized. These capitalized hedge marks are then amortized to interest income, utilizing an effective yield method, over the life of the securitization transaction.

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

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on mortgage loans held for investment. For loans that are 90 days or more delinquent, Accredited reverses income previously recognized but not collected, and ceases to accrue income until all past-due amounts are collected.

Income Taxes

The REIT has elected to be subject to taxation as a real estate investment trust under the Internal Revenue Code of 1986. As a result, the REIT will generally not be subject to federal or state income tax to the extent that the REIT distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust.

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by AHL, as servicer, in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less estimated costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At June 30, 2006 and December 31, 2005, real estate owned amounting to $30.2 million and $10.5 million, respectively, net of valuation allowances, is included in prepaid expenses and other assets.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Comprehensive income is determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$39,979	$37,757	$80,731	$79,213
Net unrealized gains (losses) on cash flow hedges	24,043	(15,502)	48,789	8,465
Reclassification adjustment into earnings for realized gain on derivatives	(8,817)	(3,856)	(15,705)	(6,152)

Total comprehensive income	$55,205	$18,399	$113,815	$81,526

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At June 30, 2006, 20% and 12% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. At December 31, 2005, 23% and 11% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans did not exceed 10% in any other state at June 30, 2006 and December 31, 2005.

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

3. MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage loans held for investment were as follows:

	June 30, 2006	December 31,2005
	(In thousands)
Principal balance	$7,261,321	$6,350,870
Basis adjustment for fair value hedge accounting	(12,977)	(4,766)
Net deferred origination fees	(20,619)	(7,569)
Allowance for loan losses	(121,247)	(98,399)

Loans held for investment, net	$7,106,478	$6,240,136

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

Allowance for losses on loans held for investment—Activity in the allowance was as follows:

	Balance at Beginning of Period	Contributions from Parent	Provision for Losses	Chargeoffs, net	Balance at End of Period
	(In thousands)
Three Months Ended June 30,:
2006:
Mortgage loans held for investment	$108,375	$7,022	$6,347	$(497)	$121,247
Real estate owned	9,686	—	333	(2,257)	7,762

Total	$118,061	$7,022	$6,680	$(2,754)	$129,009

2005:
Mortgage loans held for investment	$63,823	$8,376	$6,130	$(189)	$78,140
Real estate owned	2,664	—	1,114	(783)	2,995

Total	$66,487	$8,376	$7,244	$(972)	$81,135

Six Months Ended June 30,:
2006:
Mortgage loans held for investment	$98,399	$15,454	$8,122	$(728)	$121,247
Real estate owned	6,996	—	4,929	(4,163)	7,762

Total	$105,395	$15,454	$13,051	$(4,891)	$129,009

2005:
Mortgage loans held for investment	$54,960	$15,998	$7,374	$(192)	$78,140
Real estate owned	2,028	—	2,672	(1,705)	2,995

Total	$56,988	$15,998	$10,046	$(1,897)	$81,135

The following table summarizes delinquency amounts for mortgage loans and real estate owned before valuation allowance:

	At June 30, 2006			At December 31, 2005
	Total Principal Amount	Delinquent Principal Over 90 Days		Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands)
Mortgage loans held for investment	$7,261,321	$92,158	(1)	$6,350,870	$70,990	(1)
Real estate owned	37,929	37,929		17,490	17,490

Total	$7,299,250	$130,087		$6,368,360	$88,480

(1)	For loans 90 days or more delinquent we cease to accrue interest income and reverse all previously accrued but uncollected income.

4. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

The REIT uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At June 30, 2006 and December 31, 2005, fair value hedge basis adjustments of ($13.0 million) and ($4.8 million) are included as additions to loans held for investment. No hedge ineffectiveness associated with fair value hedges was recorded in earnings during the three or six months ended June 30, 2006 or 2005, as the REIT has discontinued fair value hedge accounting on loans held for investment.

Cash Flow Hedges

The REIT utilizes cash flow hedging and cash flow hedge accounting on its securitization debt under SFAS No. 133. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $24.0 million and $48.8 million were recorded in other comprehensive income during the three and six months ended June 30, 2006, respectively.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of ($15.5 million) and $8.5 million were recorded in other comprehensive income during the three and six months ended June 30, 2005, respectively. Other comprehensive income is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from June 2006 to June 2015. A total of $34.3 million in net effective gains, included in other comprehensive income at June 30, 2006, is expected to be recognized in earnings during the next twelve months. Hedge ineffectiveness associated with cash flow hedges of ($0.8 million) and ($0.6 million) was recorded in earnings during the three months ended June 30, 2006 and 2005, respectively, and are included as a component of interest expense in the statements of operations. Hedge ineffectiveness associated with cash flow hedges of $1.3 million and $0.5 million was recorded in earnings during the six months ended June 30, 2006 and 2005, respectively, and are included as a component of interest expense in the statements of operations.

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At June 30, 2006, the REIT had outstanding Eurodollar futures contracts, options contracts and interest rate swap agreements that were designated as hedge instruments, as well as interest rate cap agreements. The fair value of the options contracts, interest rate swap and cap agreements, and the fair value of the margin account balances required for these derivatives and the futures contracts were as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Options contracts	$6,892	$4,739
Interest rate swap agreements	17,251	12,113
Future contracts	33,871	8,099
Interest rate cap agreements	26	53

Total fair value of derivatives	58,040	25,004
Margin account balances	35,242	40,343

Derivative assets, including margin account	$93,282	$65,347

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

A gain of $357 thousand and a loss of $23 thousand on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statements of operations during the three months ended June 30, 2006 and 2005, respectively, relating to the gain in value of interest rate cap agreements and interest rate swap agreements. A gain of $359 thousand and $1.7 million on derivative instruments not designated for SFAS No. 133 hedge accounting treatment was recorded in interest expense on the statements of operations during the six months ended June 30, 2006 and 2005, respectively, relating to the gain in value of interest rate cap agreements and interest rate swap agreements. The change in fair value of derivative financial instruments, and the related hedged liability recorded in the statements of operations was as follows:

	Interest Income	Interest Expense	Total
	(In thousands)
Three Months Ended June 30,:
2006:
Net unrealized gain (loss)	$1,304	$(9,307)	$(8,003)
Net realized gain (loss)	—	18,950	18,950

Total	$1,304	$9,643	$10,947

2005:
Net unrealized loss	$(1,683)	$(1,981)	$(3,664)
Net realized gain	—	5,077	5,077

Total	$(1,683)	$3,096	$1,413

Six Months Ended June 30,:
2006:
Net unrealized gain (loss)	$1,977	$(15,190)	$(13,213)
Net realized gain (loss)	—	32,227	32,227

Total	$1,977	$17,037	$19,014

2005:
Net unrealized loss	$(3,461)	$(7,333)	$(10,794)
Net realized gain	—	15,292	15,292

Total	$(3,461)	$7,959	$4,498

5. CREDIT FACILITIES

AHL and the REIT, as several sellers, have entered into aggregate warehouse facilities to permit the securitization of mortgage loans. The REIT is the primary obligor on these facilities for approximately 30 days or less prior to each securitization. Each of the agreements has cross-default and cross-collateralization provisions and AHL provides a guarantee of the REIT’s obligations under the facilities during the time that the REIT owns the mortgage loans; in addition, the facilities are structured so that the REIT only has monetary responsibilities for a limited period of time prior to a securitization and otherwise does not have any monetary obligations under the facilities.

Prior to the date of contribution of the mortgage loan assets scheduled for securitization, AHL is the primary obligor. Subsequent to the contribution date, the REIT becomes the primary obligor and AHL guarantees the REIT’s obligations under the warehouse credit facilities.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

Amounts outstanding on these warehouse facilities at June 30, 2006 and December 31, 2005 were collateralized by unsold portions of the securitized debt.

6. SECURITIZATION BOND FINANCING

Securitization bond financing consisted of the following:

	Balance		Interest Rate Range		Final Stated Maturity
	6/30/2006	12/31/2005	Fixed	Variable (LIBOR+)
2002—two securitizations	$95,411	$136,634	4.48% - 4.93%	.32% - .50%	2033
2003—three securitizations	315,129	406,650	3.58% - 4.46%	.35% - .38%	2034
2004—four securitizations	1,484,103	1,882,537	2.90% - 5.25%	.15% - 2.50%	2035
2005—four securitizations	3,193,832	3,747,597	N/A	.08% - 2.50%	2035
2006— two securitizations	2,333,917	—	N/A	.04% - 2.10%	2036

	7,422,392	6,173,418
Unamortized bond discounts	(3,096)	(3,532)

Total securitization bond financing, net	$7,419,296	$6,169,886

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $7.3 billion and $6.4 billion as of June 30, 2006 and December 31, 2005, respectively. In addition, $352.3 million of restricted cash at June 30, 2006 is pledged as collateral in connection with the securitization closed in June 2006.

Unamortized debt issuance costs, included in prepaid expenses and other assets, are $28.5 million and $19.7 million at June 30, 2006 and December 31, 2005, respectively.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

The following table summarizes the expected repayments relating to the securitization bond financing at June 30, 2006. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment spreads:

(In thousands)
Six months ending December 31, 2006	$1,262,190
Year Ending December 31:
2007	2,356,074
2008	1,352,990
2009	773,123
2010	504,946
2011	342,892
Thereafter	830,177
Discount	(3,096)

Total	$7,419,296

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

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(In thousands)
Federal income tax at statutory rate	$13,993	$13,216	$28,256	$27,725
Preferred stock dividends at statutory rate	(873)	(873)	(1,746)	(1,746)
Common stock dividends paid deduction and other	(13,120)	(12,343)	(26,510)	(25,979)

Total provision	$—	$—	$—	$—

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

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At June 30, 2006 and December 31, 2005, there were 4,093,678 preferred shares issued and outstanding.

In March and June 2006, the REIT’s board of trustees declared quarterly cash dividends on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15 and June 15, which aggregated $5.0 million for the six months ended June 30, 2006.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter. In addition, commencing with each of the four quarters ending December 31, 2005, the REIT is also required to maintain cumulative unencumbered cash flow (as defined in the agreement) greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2006 and 2005

any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of June 30, 2006, the REIT was in compliance with the covenants applicable to date in 2006.

AHLHC irrevocably and unconditionally has agreed to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares; (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT; and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. AHLHC’s guarantee is subordinated in right of payment to AHLHC’s indebtedness, on parity with the most senior class of AHLHC’s preferred stock and senior to AHLHC’s common stock.

9. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the Six-Month LIBOR plus 1.0%. Management fee expense under this agreement totaled $8.3 million and $6.2 million for the three months ended June 30, 2006 and 2005, respectively. Interest income under this agreement totaled $2.5 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively. Management fee expense under this agreement totaled $16.1 million and $11.5 million for the six months ended June 30, 2006 and 2005, respectively. Interest income under this agreement totaled $4.0 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006 and December 31, 2005, the net receivable from parent was $171.6 million and $99.6 million, respectively.

10. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information:

	Six Months Ended June 30,
	2006	2005
	(In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$148,875	$87,606

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$20,439	$2,248

Unrealized gains on cash flow hedges recorded to other comprehensive income	$48,789	$8,465

Detail of assets and liabilities contributed from parent:
Cash contributions	$8,388	$3,000
Mortgage loans, net of reserves	2,029,985	1,908,825
Other net assets (liabilities)	(25,612)	(3,311)
Outstanding balances on warehouse credit facilities	(2,012,768)	(1,921,281)

Liabilities in excess of assets contributed	$(7)	$(12,767)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results Of Operations

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Executive Summary

•	Net income was $41.3 million for the three months ended June 30, 2006, or $1.84 per diluted share, an increase of 4.2% from $39.6 million, or $1.81 per diluted share in 2005.

•	The increase in net income was primarily driven by an 18.4% increase in net interest income after provision. Whole loan sales of $3.7 billion during the three months ended June 30, 2006, resulted in net gains on sale recorded of $80.7 million.

•	Serviced loans increased 14.9% from $8.3 billion at June 30, 2005 to $9.5 billion at June 30, 2006. The serviced loan portfolio growth was due to the increase in loans securitized during the period.

•	Origination costs net of points and fees declined to 1.34% of loans originated during the three months ended June 30, 2006 from 1.73% during the same period in 2005.

Net Revenues

Net revenues and key indicators that affect our net revenues are as follows for the three months ended June 30:

	2006	2005	Change	% Change
	(Dollars in thousands)
Interest income(1)	$205,050	$141,154	$63,896	45.3%
Interest expense(2)	(126,976)	(68,124)	(58,852)	86.4%

Net interest income	78,074	73,030	5,044	6.9%
Provision for losses(3)	(13,062)	(18,100)	5,038	27.8. %

Net interest income after provision(3)	65,012	54,930	10,082	18.4%
Gain on sale of loans(3)	80,673	84,520	(3,847)	(4.6%)
Loan servicing income	4,032	2,724	1,308	48.0%
Other income	3,450	1,508	1,942	128.8%

Total net revenues	$153,167	$143,682	$9,485	6.6%

Net interest income after provision as percentage of net revenues	42.4%	38.2%
Gain on sale of loans as a percentage of net revenues	52.7%	58.8%
Mortgage loan originations	$4,079,195	$4,139,421	$(60,226)	(1.5%)
Whole loan sales	$3,674,723	$2,831,815	$842,908	29.8%
Mortgage loans securitized	$1,050,076	$1,007,809	$42,267	4.2%
Average inventory of mortgage loans	$10,308,868	$7,410,808	$2,898,060	39.1%
Annualized interest income as a percentage of average inventory of mortgage loans	7.96%	7.62%
Average outstanding borrowings	$9,943,626	$7,017,165	$2,926,461	41.7%

(1)	Interest income includes prepayment penalty income and gains and losses from hedging activities.

(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.

(3)	We changed the presentation of our consolidated statements of operations to report provision for losses on repurchases and provision for market reserve on loans held for sale, as reductions to gain on sale of loans for the year ended December 31, 2005. Previously these amounts were included in provision for losses. All interim periods for 2005 are being reclassified to conform to this presentation.

Interest Income. Interest income increased 45.3% during the three months ended June 30, 2006 from the comparable period in 2005 reflecting the 39.1% increase in our average inventory of mortgage loans during the period and an increase in the weighted average interest rates earned on mortgage loans during the three months ended June 30, 2006 when compared to the same period in 2005. The increase in our average inventory of mortgage loans is due to an increase in loans retained on our balance sheet through securitizations.

We currently expect interest income to continue to increase in 2006 primarily as a result of growth in our securitization portfolio.

Interest Expense. The increase in interest expense during the three months ended June 30, 2006 of 86.4% reflects an increase in our average outstanding borrowings, which increased from $7.0 billion during the three months ended June 30, 2005 to $9.9 billion during the same period in 2006, or 41.7% and an increase in our average borrowing rates. The average rate on our warehouse lines increased from 3.98% during the three months ended June 30, 2005 to 5.63% during the same period in 2006. In addition, the average rates on our securitizations increased from 3.65% during the three months ended June 30, 2005 to 5.11% during the same period in 2006.

We currently expect interest expense to increase in 2006 as our borrowings increase to support our forecasted growth in our loan portfolio.

The components of our net interest margin are as follows for the three months ended June 30:

	2006			2005
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Warehouse:
Interest income	$71,629	$3,537,011	8.10%	$48,243	$2,555,680	7.55%
Other interest income	—		(0.00)	40		0.01
Interest expense	(45,478)	3,215,315	(5.63)	(23,286)	2,320,435	(3.98)
Other interest expense	(1,519)		(0.19)	(1,759)		(0.30)

Spread	24,632		2.28%	23,238		3.28%

Securitizations:
Interest income	120,065	6,771,857	7.09	83,411	4,855,119	6.87%
Other interest income	13,356		0.79	9,460		0.78
Interest expense	(86,819)	6,728,311	(5.11)	(43,292)	4,696,730	(3.65)
Other interest expense	6,840		0.41	213		0.02

Spread	53,442		3.18%	49,792		4.02%

Net interest margin	$78,074	$10,308,868	3.08%	$73,030	$7,410,799	3.98%

The net interest spread for our warehouse loans (loans held for sale and loans held for securitization) declined from 3.28% during the three months ended June 30, 2005 to 2.28% for the comparable period in 2006. This is due to a higher borrowing cost, which is indexed to either One-Month, or overnight LIBOR, which outpaced an increase in the average customer loan rate. Other Interest Expense consists primarily of amortized facility fees. The decline in margin earned reflects a flattening yield curve and increased competition from other lenders.

The net interest spread for our securitized loans declined from 4.02% during the three months ended June 30, 2005 to 3.18% for the comparable period in 2006. The decline reflects higher cost of borrowings due to market interest rates increasing, partially offset by increases in coupon rate. Other interest income consists primarily of prepayment penalties and other interest expense is primarily gains from hedging.

Provision for Losses. The provision for losses is comprised of the following for the three months ended June 30:

	2006	2005	Change	% Change
	(Dollars in thousands)
Current period provision for:
Loans held for investment	$10,109	$15,901	$(5,792)	(36.4%)
Real estate owned	2,953	2,199	754	34.3%

Total provision for losses	$13,062	$18,100	$(5,038)	(27.8%)

Reserve balance at period end:
Loans held for investment	$125,389	$84,228	$41,161	48.9%

Principal balance at period end:
Loans held for investment	$7,809,535	$5,956,247	$1,853,288	31.1%

Reserve balance on loans as a percentage of the principal balance at period end	1.6%	1.4%

Loans held for investment grew only by $46.3 million during the three months ended June 30, 2006, compared to $611.9 million for the same period in 2005. This lower growth rate resulted primarily in provision for losses decreasing 36.4% for the three months ended June 30, 2005. The provision for losses on real estate owned increased 34.3% for the three months ended June 30, 2006, as compared to the same period in 2005 as a result of the increase in the level of real estate owned held at the end of the reporting periods partially offset by lower loss severity assumptions based on current market conditions.

The ratio of loss reserve to principal outstanding at June 30, 2006, increased to 1.6% from 1.4% for the same period in 2005. The increase is due primarily to expected losses resulting from an increase in the aging of the portfolio.

We currently expect our provision for losses to increase in 2006 in proportion to the growth rate of our average on-balance sheet loan portfolio.

Gain on Sale of Loans. The components of the gain on sale of loans and the calculation of our average whole loan premium are as follows for the three months ended June 30:

	2006		2005
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Gross gain on whole loan sales(1)	$79,991	2.17%	$93,977	3.23%
Loss on discount sales	(7,836)	(0.21)	(1,945)	(0.07)
Net gain (loss) on derivatives	12,317	0.34	(998)	(0.04)

Net premium received on sales	84,472	2.30	91,034	3.12
Provision for:
Repurchase and premium recapture(2)	(3,989)		(2,711)
Lower of cost or market valuation allowance(2)	(7,775)		42
Direct loan origination fees (expenses)	7,965		(3,845)

Total net gain on sale of loans	$80,673		$84,520

Less: Net cost to originate(3)		(1.34)		(1.73)

Net profit margin on whole loan sales		0.96%		1.39%

Whole loan sales	$3,674,723		$2,831,815

(1)	Reflects the cash premium that we receive on our whole loan sales. The percentage is determined by dividing the gain by whole loan sales.

(2)	We changed the presentation of our consolidated statements of operations to report provision for losses on repurchases and provision for market reserve on loans held for sale, as reductions to gain on sale of loans for the year ended December 31, 2005. Previously these amounts were included in provision for losses. All interim periods for 2005 are being reclassified to conform to this presentation.

(3)	Net cost to originate loans is defined as total operating expenses, less loan servicing related costs, plus yield spread premiums paid, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. Refer to our discussion of expenses below for the calculation of this percentage.

Total net gain on sale of loans decreased 4.6% during the three months ended June 30, 2006 from the comparable period in 2005 due to a decrease in net premium received on sales offset in part by net gains on derivatives.

Loan Servicing Income. Loan servicing income increased 48.0% during the three months ended June 30, 2006 from the comparable period in 2005 due primarily to the increase in assets serviced on an interim basis on behalf of our whole loan sales customers and an increase in ancillary fees earned.

Other Income. Other income increased 128.8% during the three months ended June 30, 2006 from the comparable period in 2005 due primarily to the increase in the earnings on bank accounts as a result of higher interest rates during the current period.

Operating Expenses. Operating expenses are as follows for the three months ended June 30:

	2006	2005	Change	% Change
	(Dollars in thousands)
Salaries, wages and benefits	$49,274	$49,696	(422)	(0.8%)
General and administrative	15,539	12,486	3,053	24.4%
Occupancy	6,338	5,424	914	16.9%
Advertising and promotion	5,306	3,985	1,321	33.1%
Depreciation and amortization	4,693	3,526	1,167	33.1%

Total operating expenses	$81,150	$75,117	$6,033	8.0%

Total serviced loans at period end	$9,526,735	$8,287,917	$1,238,818	14.9%
Total number of employees at period end	2,902	2,503	399	15.9%

Salaries, Wages and Benefits. Salaries, wages and benefits decreased 0.8% during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to a decrease in incentive compensation associated with lower revenue per loan offset by the increase in salaries associated with staff growth.

General and Administrative. General and administrative expenses increased 24.4% during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due primarily to the increase in our serviced loan portfolio.

Occupancy. Occupancy expenses increased 16.9% due to increased leasing costs associated with the expansion of five of our wholesale origination centers and the consolidation of our San Diego offices in a new office complex.

Advertising and Promotion. Advertising and promotion expenses increased 33.1% during the three months ended June 30, 2006 due primarily to increased spending on referrals and leads to support our growth in retail loan originations.

Depreciation and Amortization. Depreciation and amortization increased 33.1% during the three months ended June 30, 2006 due primarily to additional investments in technology.

Net Cost to Originate. We monitor our net cost to originate mortgage loans, as we believe that it provides a measurement of efficiency in our mortgage loan origination process. The calculation of this net cost to originate is as follows for the three months ended June 30:

	2006	2005	% Change
	(Dollars in thousands)
Total operating expenses	$81,150	$75,117
Add: deferred direct loan origination expenses(1)	14,063	16,536
Less: servicing cost(2)	(8,042)	(5,664)

Loan origination expenses	87,171	85,989
Less: deferred net origination points and fees(3)	(32,706)	(14,328)

Net cost to originate	$54,465	$71,661	(24.0%)

Total mortgage loan originations	$4,079,195	$4,139,421	(1.5%)
Net cost to originate as percentage of volume	1.34%	1.73%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with Financial Accounting Standard No. 91. These items are included in origination expenses to reflect the complete economic operating expenses for the period.

(2)	Consists of direct expenses and corporate overhead allocated to servicing activities.

(3)	Deferred net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers on all loans originated during the period.

The reduction in our net cost to originate mortgage loans as a percentage of total mortgage loan origination volume from 1.73% for the three months ended June 30, 2005 to 1.34% for the same period in 2006 is a result of increased points and fees collected which more than offsets the increase in loan origination expenses.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 39.3% for the three months ended June 30, 2006, as compared with 38.6% for the same period in 2005. The slight increase in the effective tax rate is due primarily to changes in the mix and timing (during the year) of projected permanent book and tax differences. The two major components of our effective tax rate are the Federal corporate tax rate of 35.0% and the effective state income tax rate. We operate and pay tax in nearly every state. Changes in our effective state tax rate occur due to changes in the relative level of our business activities amongst the various states and the differing tax burden imposed by the states we do business in. These two factors combined to cause a slight increase in our effective 2006 state tax rate as compared to 2005.

REIT Operating Results. Net revenues for the REIT were $48.3 million for the three months ended June 30, 2006, resulting primarily from net interest income after provision for losses on loans held for investment. The REIT incurred expenses of $8.3 million for the same period related to servicing and management fees charged by AHL in accordance with an administration and servicing agreement between the two parties. Resulting net income for the same period was $40.0 million.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Executive Summary

•	Net income was $77.1 million for the six months ended June 30, 2006, or $3.45 per diluted share, an increase of 8.8% from $70.9 million, or $3.24 per diluted share in 2005.

•	The increase in net income was primarily driven by a 16.1% increase in net interest income after provision and a 3.7% increase in gain on whole loan sales. Whole loan sales of $6.7 billion during the six months ended June 30, 2006, resulted in net gains on sale recorded of $151.2 million.

•	Mortgage loan origination volume increased 4.0% from $7.4 billion for the six months ended June 30, 2005 to $7.7 billion in 2006, and our serviced loans increased 14.9% from $8.3 billion at June 30, 2005 to $9.5 billion at June 30, 2006. The serviced loan portfolio growth was due to the increase in loans securitized during the period.

•	Origination costs net of points and fees declined to 1.46% of loans originated during the six months ended June 30, 2006 from 1.83% during the same period in 2005.

Net Revenues

Net revenues and key indicators that affect our net revenues are as follows for the six months ended June 30:

	2006	2005	Increase (Decrease)	% Change
	(Dollars in thousands)
Interest income(1)	$399,507	$266,047	$133,460	50.2%
Interest expense(2)	(239,111)	(122,451)	(116,660)	95.3%

Net interest income	160,396	143,596	16,800	11.7%
Provision for losses(3)	(29,599)	(30,950)	1,351	4.4%

Net interest income after provision(3)	130,797	112,646	18,151	16.1%
Gain on sale of loans(3)	151,226	145,896	5,330	3.7%
Loan servicing income	7,439	4,839	2,600	53.7%
Other income	5,400	3,339	2,061	61.7%

Total net revenues	$294,862	$266,720	$28,142	10.6%

Net interest income after provision as percentage of net revenues	44.4%	42.2%
Gain on sale of loans as a percentage of net revenues	51.3%	54.7%
Mortgage loan originations	$7,666,736	$7,369,294	$297,442	4.0%
Whole loan sales	$6,715,256	$4,936,782	$1,778,474	36.0%
Mortgage loans securitized	$2,053,827	$1,925,038	$128,789	6.7%
Average inventory of mortgage loans	$10,090,662	$7,028,656	$3,062,006	43.6%
Annualized interest income as a percentage of average inventory of mortgage loans	7.92%	7.57%
Average outstanding borrowings	$9,718,242	$6,627,706	$3,090,536	46.6%

(1)	Interest income includes prepayment penalty income and gains and losses from hedging activities.

(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.

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

Interest Income. Interest income increased 50.2% during the six months ended June 30, 2006 from the comparable period in 2005 reflecting the 43.6% increase in our average inventory of mortgage loans during the period and an increase in the weighted average interest rates earned on mortgage loans during the six months ended June 30, 2006 when compared to the same period in 2005. The increase in our average inventory of mortgage loans is due to higher loan origination volume during the six months ended June 30, 2006 with an increase in loans retained on our balance sheet through four quarterly securitizations.

We currently expect interest income to continue to increase in 2006 primarily as a result of growth in our securitization portfolio.

Interest Expense. The increase in interest expense during the six months ended June 30, 2006 of 95.3% reflects an increase in our average outstanding borrowings, which increased from $6.6 billion during the six months ended June 30, 2005 to $9.7 billion during the same period in 2006, or 46.6% and an increase in our average borrowing rates. The average rate on our warehouse lines increased from 3.81% during the six months ended June 30, 2005 to 5.40% during the same period in 2006. In addition, the average rates on our securitizations increased from 3.53% during the six months ended June 30, 2005 to 4.92% during the same period in 2006.

We currently expect interest expense to increase in 2006 as our borrowings increase to support our forecasted growth in our loan portfolio.

The components of our net interest margin are as follows for the six months ended June 30:

	2006			2005
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Warehouse:
Interest income	$145,919	$3,583,397	8.15%	$91,644	$2,446,600	7.50%
Other interest income	—		(0.00)	168		0.01
Interest expense	(87,630)	3,252,287	(5.40)	(41,942)	2,203,827	(3.81)
Other interest expense	(3,200)		(0.20)	(4,255)		(0.38)

Spread	55,089		2.55%	45,615		3.32%

Securitizations:
Interest income	228,454	6,507,265	7.02	157,217	4,582,057	6.86%
Other interest income	25,134		0.76	17,018		0.73
Interest expense	(159,495)	6,465,955	(4.92)	(78,616)	4,423,879	(3.53)
Other interest expense	11,214		0.35	2,362		0.10

Spread	105,307		3.21%	97,981		4.16%

Net interest margin	$160,396	$10,090,662	3.19%	$143,596	$7,028,657	4.09%

The net interest spread for our warehouse loans (loans held for sale and loans held for securitization) declined from 3.32% during the six months ended June 30, 2005 to 2.55% for the comparable period in 2006. This is due to a higher borrowing cost, which is indexed to either One-Month, or overnight LIBOR, which outpaced an increase in the average customer loan rate. This decline in margin earned was the result of a flattening yield curve and increased competition from other lenders.

The net interest spread for our securitized loans declined from 4.16% during the six months ended June 30, 2005 to 3.21% for the comparable period in 2006. The decline reflects higher cost of borrowings due to market interest rates increasing, partially offset by increases in coupon rate. Other interest income consists primarily of prepayment penalties and other interest expense is primarily gains from hedging.

Provision for Losses. The provision for losses is comprised of the following for the six months ended June 30:

	2006	2005	Increase (Decrease)	% Change
	(Dollars in thousands)
Current period provision for:
Loans held for investment	$20,032	$25,987	$(5,955)	(22.9%)
Real estate owned	9,567	4,963	4,604	92.8%

Total provision for losses	$29,599	$30,950	$(1,351)	(4.4%)

Reserve balance at period end:
Loans held for investment	$125,389	$84,228	$41,161	48.9%

Principal balance at period end:
Loans held for investment	$7,809,535	$5,956,247	$1,853,288	31.1%

Reserve balance on loans as a percentage of the principal balance at period end	1.6%	1.4%

The provision for losses related to loans held for investment decreased 22.9% for the six months ended June 30, 2006, as compared to the same period in 2005. This decrease is primarily the result of a reduction in the rate of growth of the securitization portfolio during the respective periods. The provision for losses on real estate owned increased 92.8% for the six months ended June 30, 2006, as compared to the same period in 2005 as a result of the increase in the level of real estate owned held at the end of the reporting periods partially offset by lower loss severity assumptions based on current market conditions.

The ratio of loss reserve to principal outstanding at June 30, 2006, increased to 1.6% from 1.4% for the same period in 2005. The increase is due primarily to expected losses resulting from an increase in the aging of the portfolio.

We currently expect our provision for losses to increase in 2006 in proportion to the growth rate of our average on-balance sheet loan portfolio.

Gain on Sale of Loans. The components of the gain on sale of loans and the calculation of our average whole loan premium are as follows for the six months ended June 30:

	2006		2005
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Gross gain on whole loan sales(1)	$143,851	2.15%	$157,450	3.13%
Loss on discount sales	(11,800)	(0.18)	(3,380)	(0.07)
Net gain (loss) on derivatives	16,321	0.24	5,763	0.12

Net premium received on sales	148,372	2.21	159,833	3.18
Provision for:
Repurchase and premium recapture(2)	(7,142)		(4,467)
Lower of cost or market valuation allowance(2)	(3,115)		(4,343)
Direct loan origination fees (expenses)	13,111		(5,128)

Total net gain on sale of loans	$151,226		$145,895

Less: Net cost to originate(3)		(1.46)		(1.83)

Net profit margin on whole loan sales		0.75%		1.35%

Whole loan sales	$6,715,256		$4,936,782

(1)	Reflects the cash premium that we receive on our whole loan sales. The percentage is determined by dividing the gain by whole loan sales.

(2)	We changed the presentation of our consolidated statements of operations to report provision for losses on repurchases and provision for market reserve on loans held for sale, as reductions to gain on sale of loans for the year ended December 31, 2005. Previously these amounts were included in provision for losses. All interim periods for 2005 are being reclassified to conform to this presentation.

(3)	Net cost to originate loans is defined as total operating expenses, less loan servicing related costs, plus yield spread premiums paid, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. Refer to our discussion of expenses below for the calculation of this percentage.

Gain on sale of loans increased 3.7% during the six months ended June 30, 2006 from the comparable period in 2005 due to increase in whole loans sold for the period. The increase in whole loans sold for the period was partially offset by lower premiums on loans sold and increases in the direct loan origination fees.

Loan Servicing Income. Loan servicing income increased 53.7% during the six months ended June 30, 2006 from the comparable period in 2005 due primarily to the increase in assets serviced on an interim basis on behalf of our whole loan sales customers and an increase in ancillary fees earned.

Other Income. Other income increased 61.7% during the six months ended June 30, 2006 from the comparable period in 2005 due primarily to the increase in the earnings on bank accounts as a result of higher interest rates during the current period.

Operating Expenses. Operating expenses are as follows for the six months ended June 30:

	2006	2005	Increase	% Change
	(Dollars in thousands)
Salaries, wages and benefits	$96,800	$92,123	$4,677	5.1%
General and administrative	30,694	25,579	5,115	20.0%
Occupancy	12,737	10,447	2,290	21.9%
Advertising and promotion	10,459	8,092	2,367	29.3%
Depreciation and amortization	9,120	6,930	2,190	31.6%

Total operating expenses	$159,810	$143,171	$16,639	11.6%

Total serviced loans at period end	$9,526,735	$8,287,917	$1,238,818	14.9%
Total number of employees at period end	2,902	2,503	399	15.9%

Salaries, Wages and Benefits. Salaries, wages and benefits increased 5.1% during the six months ended June 30, 2006 due to the recognition of approximately $2.4 million in stock option expense as a result of SFAS 123R and an increase in salaries associated with staff growth offset by a decrease in incentive compensation associated with lower revenue per loan.

General and Administrative. General and administrative expenses increased 20.0% during the six months ended June 30, 2006 and reflect the 4.0% increase in loan origination volume and the 14.9% increase in our servicing portfolio.

Occupancy. Occupancy expenses increased 21.9% due to increased leasing costs associated with the expansion of five of our wholesale origination centers and the consolidation of our San Diego offices in a new office complex.

Advertising and Promotion. Advertising and promotion expenses increased 29.3% during the six months ended June 30, 2006 due primarily to increased spending on referrals and leads to support our growth in retail loan originations.

Depreciation and Amortization. Depreciation and amortization increased 31.6% during the six months ended June 30, 2006 due primarily to additional investments in technology.

Net Cost to Originate. We monitor our net cost to originate mortgage loans, as we believe that it provides a measurement of efficiency in our mortgage loan origination process. The calculation of this net cost to originate is as follows for the six months ended June 30:

	2006	2005	% Change
	(Dollars in thousands)
Total operating expenses	$159,810	$143,171
Add: deferred direct loan origination expenses(1)	26,860	29,926
Less: servicing cost(2)	(14,989)	(11,236)

Loan origination expenses	171,681	161,861
Less: deferred net origination points and fees(3)	(59,813)	(26,902)

Net cost to originate	$111,868	$134,959	(17.11%)

Total mortgage loan originations	$7,666,736	$7,369,294	4.04%
Net cost to originate as percentage of volume	1.46%	1.83%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with Financial Accounting Standard No. 91. These items are included in origination expenses to reflect the complete economic operating expenses for the period.

(2)	Consists of direct expenses and corporate overhead allocated to servicing activities.

(3)	Deferred net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers on all loans originated during the period.

The reduction in our net cost to originate mortgage loans as a percentage of total mortgage loan origination volume from 1.83% for the six months ended June 30, 2005 to 1.46% for the same period in 2006 is primarily a result of increased points and fees collected.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 39.2% for the six months ended June 30, 2006, as compared with 38.6% for the same period in 2005. The slight increase in the effective tax rate is due primarily to changes in the mix and timing (during the year) of projected permanent book and tax differences. The two major components of our effective tax rate are the Federal corporate tax rate of 35.0% and the effective state income tax rate. We operate and pay tax in nearly every state. Changes in our effective state tax rate occur due to changes in the relative level of our business activities amongst the various states and the differing tax burden imposed by the states we do business in. These two factors combined to cause a slight increase in our effective 2006 state tax rate as compared to 2005.

REIT Operating Results. Net revenues for the REIT were $96.9 million for the six months ended June 30, 2006, resulting primarily from net interest income after provision for losses from securitizations. The REIT incurred expenses of $16.1 million for the same period related to servicing and management fees charged by AHL in accordance with an administration and servicing agreement between the two parties. Resulting net income for the same period was $80.7 million.

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

Our liquidity strategy is to maintain sufficient and diversified warehouse credit facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to maintain the ability to execute our own securitizations. This provides us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate. Net cash used in operating activities totaled $0.9 billion and $2.3 billion during the six months ended June 30, 2006 and 2005, respectively. The negative cash flow for these periods reflects primarily our funding of loans held for sale and investment that are either not entirely sold in the same period or financed with proceeds reported in our cash flows from financing activities.

Warehouse Facilities

We use our various warehouse credit facilities to finance the funding of our loan originations. We sell or securitize our mortgage loans generally within one to four months from origination and use the proceeds primarily to pay down the warehouse credit facilities. At June 30, 2006, we had voluntary and recoverable warehouse line paydowns of $252.6 million that increased our warehouse line availability by a corresponding amount. These voluntary and recoverable warehouse line paydowns plus cash of $63.8 million brought our total liquidity to $316.4 million at June 30, 2006. All of our current warehouse credit facilities are committed lines. The majority of our current warehouse credit facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documents.

Except as otherwise noted below, all of our warehouse credit facilities accrue interest at a rate based upon One-Month LIBOR plus a specified spread and as of August 8, 2006 have other material terms and features as follows:

Warehouse Lender	Total Facility Amount	Maximum Portion Available for Wet Funding	Expiration Date
	(in millions)
Lehman Brothers Bank, FSB	$500	$110	Jun 29, 2007
Residential Funding Corporation	300	150	Jan 31, 2007
Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc	650	163	Jul 31, 2007
HSBC Mortgage Services Warehouse Lending Inc.	40	40	Nov 30, 2006
IXIS Real Estate Capital Inc.	600	240	Aug 14, 2006
Credit Suisse First Boston Mortgage Capital LLC(1)	600	240	Dec 29, 2006
Goldman Sachs Mortgage Company	660	120	Dec 15, 2007
Merrill Lynch Canada Capital Inc	179	—	Jun 28, 2007
Merrill Lynch Bank USA	650	260	Feb 14, 2007

Total	$4,179	$1,323

(1)	Bears interest at overnight LIBOR plus a specified spread.

One or more of our credit facilities include sublimits for aged and delinquent loans, as well as for real estate owned (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure) and subordinated asset-backed bonds.

Our warehouse and other credit facilities contain customary covenants including maximum leverage, minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if we default under one facility, it would generally trigger a default under our other facilities. As of June 30, 2006, we were in compliance with all covenant requirements for each of the facilities.

Asset Backed Commercial Paper Facility

Starting in the second quarter of 2005, Accredited began issuing commercial paper in the form of short-term secured liquidity notes (“SLNs”) with initial maturities ranging from one to 180 days and also issued $40.0 million of subordinated notes maturing on May 25, 2010. In order to issue the debt, Accredited established a special purpose, bankruptcy remote Delaware statutory trust. The trust entered into agreements with third parties who act as back-up liquidity providers. The SLNs bear interest at customary commercial paper market rates, which vary depending on the prevailing market conditions. The capacity of this facility at June 30, 2006, was $1.0 billion of which $339.6 million was outstanding. The facility is collateralized by mortgage loans held for sale or securitization and certain restricted cash balances.

REIT Activity

At June 30, 2006 the REIT had cash of $5.6 million, a decrease of $0.5 million from December 31, 2005. During the six months ended June 30, 2006, net cash provided by operating activities totaled $92.9 million, net cash provided by investing activities totaled $1.1 billion and net cash used in financing activities totaled $1.2 billion.

In March and June 2006, we completed securitizations containing $1.0 billion and $1.05 billion, respectively, of first and second priority residential mortgage loans through the REIT. The securitization completed in June 2006 totaled $1.4 billion and contained a pre-funding in the form of restricted cash in the amount of $352.3 million. In July, $173.3 million additional collateral in the form of mortgage loans was delivered. The securitizations utilized a senior/subordinated structure consisting of senior and subordinated notes with a final stated maturity date in approximately thirty years. The securitizations are structured as a financing; therefore, both the mortgage loans and the debt represented by the notes will remain on our consolidated balance sheet. We used the proceeds from these securitizations primarily to repay warehouse financing for the mortgage loans.

In March and June of 2006, the REIT’s board of trustees declared a quarterly cash dividend on the preferred shares at the rate of $0.609375 per share to shareholders of record on March 15 and June 15, which aggregated $5.0 million for the six months ended June 30, 2006.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock. At June 30, 2006, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at June 30, 2006, the REIT’s current annual dividend obligation totals $10.0 million.

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

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our mortgage loans held for sale, loans held for investment and the related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive financial assets and liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our loans as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. We are exposed to interest rate risk from the time the loans are funded to the time the loans are settled because the interest paid on the various warehouse facilities is based on the spot One-Month LIBOR rate. The interest rate risk associated with the interest expense paid on the various warehouse facilities has been included based on the average holding period from the time of funding to settlement. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of June 30, 2006:

	+50 bp	+100 bp	-50 bp	-100 bp
	(In thousands)
Change in fair value of:
Mortgage loans committed and held for sale	$(22,898)	$(45,389)	$23,310	$47,056
Derivatives related to mortgage loans committed and held for sale	19,353	38,705	(19,353)	(38,705)
Warehouse debt and asset backed commercial paper	(1,015)	(2,029)	1,015	2,029
Securitized debt subject to portfolio-based accounting and mortgage-related securities	(43,633)	(86,757)	44,154	88,841
Derivatives related to securitized debt subject to portfolio-based accounting and mortgage-related securities	36,773	73,682	(36,466)	(72,514)

Total	$(11,420)	$(21,788)	$12,660	$26,707

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

Our March and June 2006 securitizations significantly increased our securitization bond financing balance from the balance at December 31, 2005. The following table summarizes our contractual obligations, excluding future interest, at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Credit facilities	$1,557,109	$1,517,109	$—	$40,000	$—
Securitization bond financing(1)	7,643,466	1,235,296	3,864,165	1,366,055	1,177,950
Operating lease obligations	83,522	7,120	28,421	19,255	28,726

Total	$9,284,097	$2,759,525	$3,892,586	$1,425,310	$1,206,676

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes and the assets sold to these issuers are not available to satisfy claims of Accredited’s creditors. The noteholders’ recourse is limited to the pledged collateral.

Off-Balance Sheet Financing Arrangements

In the normal course of business, in order to meet the financing needs of our borrowers, we are a party to various financial instruments with off-balance sheet risk. These financial instruments primarily represent commitments to individual borrowers to fund their loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. We quote interest rates to borrowers which are generally subject to change by us. Although we make every effort to honor such quotes, the quotes do not constitute interest rate lock commitments. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various conditions. These commitments to fund individual borrower loans totaled $611.3 million as of June 30, 2006.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock. At June 30, 2006, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at June 30, 2006, the REIT’s current annual dividend obligation totals $10.0 million.

Critical Accounting Policies

Accounting for Our Loan Sales

We generally sell our loans in transactions that are accounted for in our financial statements as securitizations structured as a financing or whole loan sales.

We completed one securitization during each of the three months ended June 30, 2006 and 2005, which were structured as financings. The transactions were legally structured as sales of mortgage loans, but for accounting purposes were treated as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. When we enter into a securitization structured as a financing, the loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48,”Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). Fin No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109,”Accounting for Income Taxes” (“FAS 109”). FIN No. 48 clarifies FAS 109 and establishes criteria for the recognition of benefits for various tax positions. The effective date for applying FIN 48 will be January 1, 2007. The impact of FIN No. 48 on the Company’s financial statements has not been fully analyzed.

Risk Factors

You should carefully consider the following risks, together with other matters described in this Form 10-Q in evaluating our business and prospects. Additional information regarding the risks related to our merger with Aames can be found in the registration statement on Form S-4 that we filed with the Securities and Exchange Commission on July 14, 2006. If any of the events referred to below actually occur, our business, financial condition, liquidity and results of operations could suffer. In that case, the trading price of our common stock could decline. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Certain statements in this Form 10-Q (including certain of the following risk factors) constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements” on page 3 of this Form 10-Q.

Risks Related to Our Merger with Aames

Failure to complete the merger could negatively impact our future business and operations.

It is possible that the merger may not be completed. Our obligation to complete the merger is subject to the satisfaction or waiver of specified conditions, some of which are beyond our control For example, the merger is conditioned on the receipt of the required approval of our stockholders and the shareholders of Aames. If this approval is not received, the merger cannot be completed even if all of the other conditions to the merger are satisfied or waived. If the merger is not completed for any reason, we will have incurred substantial costs related to the merger, such as legal, accounting and certain financial advisor fees, which must be paid even if the merger is not completed.

Prior to, during, and after the merger, our management may be distracted from their focus on our business and operations in order to attend to merger-related matters.

There is a significant degree of difficulty and management distraction inherent in the process of integrating the Accredited and Aames businesses. These difficulties include:

•	integrating the Accredited and Aames businesses while carrying on the ongoing operations of each business;

•	the necessity of coordinating geographically separate organizations;

•	the challenge of integrating the business cultures of each company, which may prove to be incompatible;

•	the challenge and cost of integrating the information technology systems of each company; and

•	the potential difficulty in retaining key officers and personnel of Accredited and Aames.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business, service existing borrowers and vendors, attract new borrowers and develop new products or strategies. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

Failure to successfully integrate Aames into Accredited’s operations could reduce the surviving company’s profitability.

Realization of the anticipated benefits of the merger will depend on our ability to successfully integrate the businesses and operations of Accredited and Aames. Our integration of the Aames operations will require significant efforts from each company, including the combination of sales and marketing efforts. We may find it difficult to integrate the operations of Aames. If we are not able to successfully integrate the business and operations of Aames, our expectations of future results of operations may not be met.

Our management may have to devote significant management attention and resources to integrating the business and operations of Aames. Such diversion of management’s attention or difficulties in the transition process could have a material adverse impact on us. Additionally, personnel may leave or be terminated because of the merger. Such employee terminations or resignations or facility closures may require us to make severance or other payments and may result in related litigation. The integration process could result in the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, employees and others with whom we have business dealings. The integration process may also result in additional and unforeseen expenses and may have unanticipated adverse results relating to our or Aames’s existing businesses.

The merger is expected to generate cost savings and expense reductions achieved by eliminating duplicative operations, outside services and redundant staff and by consolidating facilities. Even if the companies are able to integrate operations, there can be no assurance that these expected synergies will be achieved. The failure to achieve synergies could have a material adverse effect on the business results of operations and financial condition of the combined company.

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

We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if an early payment default occurs on the loan after sale or in any sale or securitization if the loan materially violates our representations or warranties. During the three months ended June 30, 2006 and 2005 loans repurchased totaled $38.6 million and $15.7 million, respectively, and during the six months ended June 30, 2006 and 2005 loans repurchased totaled $53.1 million and $32.3 million, respectively, pursuant to these obligations. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate (30 or more days past due, including loans in foreclosure and converted into real estate owned) for our servicing portfolio was 3.76% at June 30, 2006. Historically, our delinquency rate has increased, and may increase in the future, as the mortgage loans in our portfolio age.

A future increase in interest rates could result in a reduction in our loan origination volumes, an increase in delinquency, default and foreclosure rates and a reduction in the value of, and income from, our loans.

The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult.

•	Existing borrowers with adjustable-rate mortgages or higher risk loan products may incur higher monthly payments as the interest rate increases, or experience higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a loan, the value that we receive upon the sale or securitization of the loan decreases.

•	The cost of financing our mortgage loans prior to sale or securitization is based primarily upon the London Inter-Bank Offered Rate (“LIBOR”). The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first six months, or two, three or five years. If LIBOR increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 5.63% during the three months ended June 30, 2006. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 5.40% during the six months ended June 30, 2006.

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

A significant portion of the mortgage loans we have originated, purchased or serviced has been secured by properties in California and Florida. During the three months ended June 30, 2006, 15% and 12% of the principal balance of the loans we originated were collateralized by properties located in California and Florida, respectively. During the six months ended June 30, 2006, 15% and 12% of the principal balance of the loans we originated were collateralized by properties located in California and Florida, respectively. At June 30, 2006, 18% and 11% of the unpaid principal balance of loans we serviced were collateralized by properties located in California and Florida, respectively. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire could decrease the value of mortgaged properties in these states. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

As of June 30, 2006, we financed substantially all of our loans through nine separate warehouse lenders and our commercial paper program. Each of these facilities is cancelable by the lender for cause at any time and at least one is cancelable at any time without cause. These facilities generally have a renewable, one-year term. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, or if the lenders do not honor their commitments for any reason, we will have to curtail our loan origination activities. This would result in decreased revenues and profits from loan sales.

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

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2002, we had 1,294 employees and by June 30, 2006, we had 2,902 employees. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales, servicing and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

We depend upon our wholesale account executives and retail loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers and others. We believe that these relationships lead to repeat and referral business. The market for skilled executive officers, account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. Moreso, the competition often will offer above market sign-on bonuses and above market compensation and incentive plans to attract our employees. Because of the difficulty in retaining qualified management personnel, we currently recruit college graduates to participate in our management trainee program. If we are unable to retain those trainees for a sufficient period following their training, we may be unable to recapture our costs of training and recruitment. In addition, if a manager leaves our company there is an increased likelihood that other members of his or her team will follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives at manageable costs, we will be unable to continue to originate quality mortgage loans that we are able to sell for a profit, which will reduce our revenues.

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

A significant majority of our originations of mortgage loans comes from independent brokers. During the three and six months ended June 30, 2006, 87% of our loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the U.S. securitized loans we serviced during the three and six months ended June 30, 2006, 29.0% and 27.9%, respectively, were prepaid. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

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

We are not able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, and we may be unable to compete effectively with financial institutions that are exempt from such restrictions.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Accredited maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules and regulations of the SEC. Based on an evaluation of Accredited’s disclosure controls and procedures as of the end of the period covered by this report conducted by Accredited’s management, Accredited’s Chief Executive Officer and Principal Financial Officer believe that Accredited’s disclosure controls and procedures were effective to ensure that Accredited is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

We have provided updated risk factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The “Risk Factors” section provides certain updated information in specific areas (such as delinquency rate and loan repurchases, financing rates, geographic concentration of loans, and prepayment rates), that we do not believe materially change the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K. However, we have added certain risk factors relating to our proposed acquisition of Aames Investment Corporation. We strongly advise the reader to review these new risk factors and the risk factors contained in our registration statement on Form S-4 filed with the Securities and Exchange Commission on July 14, 2006, for a more thorough discussion of the merger and related risks.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On June 8, 2006, the Company held its Annual Meeting of Stockholders. At the meeting, Jody A. Gunderson and Richart T. Pratt, DBA were elected to the Board of Directors as Class III Directors, receiving 19,272,831 votes in favor of Ms. Gunderson and 19,272,831 votes in favor of Dr. Pratt. There were no votes against Ms. Gunderson or Dr. Pratt, and the abstentions were 281,815 and 281,815, respectively. Directors James A. Konrath, Gary M. Erickson, Bowers W. Espy, James H. Berglund and Joseph J. Lydon had terms of office that continued after the annual meeting. In addition, the material terms of the Accredited Home Lenders Holding Co. Long-Term Performance Plan were approved, with 17,907,752 votes cast in favor of the Accredited Home Lenders Holding Co. Long-Term Performance Plan, 1,610,471 votes cast against, no Broker non-votes and 36,423 abstentions. Also at the meeting, Grant Thornton LLP was ratified as the Company’s independent auditors. There were 19,539,098 votes cast for the ratification of Grant Thornton LLP and 11,919 votes cast against, with 3,629 abstentions.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page 73.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2006

ACCREDITED HOME LENDERS HOLDING CO.

BY:	/S/ JAMES A. KONRATH
James A. Konrath Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

BY:	/S/ STUART D. MARVIN
Stuart D. Marvin Executive Vice President and Secretary (Principal Financial Officer)

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger.

2.2(2)	Agreement and Plan of Merger, dated as of May 24, 2006, among Aames Investment Corp., Accredited Home Lenders Holding Co. and AHL Acquisition LLC.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Bylaws of the Registrant.

4.1(4)	Second Amended and Restated Investors’ Rights Agreement.

4.2(5)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust Dated August 11, 2004.

4.3(6)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust Dated October 4, 2004.

4.4(5)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of August 12, 2004.

4.5(6)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of October 6, 2004.

4.6(7)	Indenture, dated as of June 1, 2006, between Accredited Mortgage Loan Trust 2006-2, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

4.7(7)	Amended and Restated Trust Agreement, dated as of June 29, 2006, among Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, and U.S. Bank Trust National Association, as Owner Trustee.

4.8(7)	Sale and Servicing Agreement, dated as of June 1, 2006, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2006-2, as Issuing Entity and Deutsche Bank National Trust Company, as Indenture Trustee.

4.9(7)	Master Agreement, dated June 29, 2006, between Accredited Mortgage Loan Trust 2006-2 and Barclays Bank PLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14 (a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14 (a).

32.1(8)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350.

32.2(8)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350.

(1)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(2)	Incorporated by Reference to the Company’s Registration Statement on Form S-4 (File No.333-135787) dated July 14, 2006.

(3)	Incorporated by Reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-91644) dated November 12, 2002.

(4)	Incorporated by Reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-91644) dated August 20, 2002.

(5)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.

(6)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.

(7)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-2’s Current Report on Form 8-K (File No. 333-129972-02) dated July 5, 2006.

(8)	The information contained in these certifications is furnished to the Securities and Exchange Commission pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350 and shall not be incorporated by reference into any filing with the Securities and Exchange Commission made by the Company whether before or after the date hereof, regardless of any general incorporation language in such filing.