Form 10-Q
period 2006-09-30
ACCREDITED HOME LENDERS HOLDING CO
filed 2006-11-09
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of outstanding shares of the registrant’s common stock as of November 3, 2006 was 25,261,309.

SERVICE MARKS AND TRADE NAMES

Accredited Home Lenders®, Home Funds Direct®, Axiom Financial Services®, FRONTDOOR®, InzuraSM , Common Sense for Uncommon Loans™, InformedBroker™, LendingBridgeSM, Accredited Home Lenders Canada® and their related logos are trademarks of Accredited Home Lenders, Inc. (“AHL”), a wholly-owned subsidiary of the registrant.

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

The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	changes in demand for, or value of, mortgage loans due to the attributes, mix and performance of the loans we originate; the characteristics of our borrowers; and fluctuations in the real estate market, the interest rates or the market in which we sell or securitize our loans;

•	the degree and nature of our competition, including without limitation their impact on the rates that we are able to charge our borrowers;

•	a general deterioration in economic or political conditions, including without limitation any slow down in the national and/or local real estate markets;

•	our ability to employ and retain qualified employees;

•	changes in government regulations that affect our ability to originate and service mortgage loans;

•	changes in the credit markets, which affect our ability to borrow money to originate mortgage loans;

•	our ability to realize cost savings, synergies and economies of scale from our acquisition of Aames Investment Corporation and our ability to improve profitability of the combined operations;

•	our ability to protect and hedge our mortgage loan portfolio against adverse interest rate movements;

•	our ability to adapt to and implement technological changes; and

•	the other factors referenced in this report, including, without limitation, under the sections entitled “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

ITEM 1. Financial Statements

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value) (Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$201,359	$44,714
Restricted cash	312,459	46,207
Accrued interest receivable	43,502	42,878
Mortgage loans held for sale, net	1,842,248	2,252,252
Mortgage loans held for investment, net of allowance of $124,173 and $106,017, respectively	7,230,511	7,195,872
Derivative assets, including margin account	68,953	89,409
Deferred income tax asset, net	98,566	68,024
Other assets	136,647	78,043
Furniture, fixtures and equipment, net	38,300	35,847

Total assets	$9,972,545	$9,853,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Credit facilities	$2,046,208	$2,805,119
Securitization financing	7,050,283	6,240,820
Income taxes payable, current	15,239	82,479
Accounts payable and accrued liabilities	111,982	73,494

Total liabilities	9,223,712	9,201,912

COMMITMENTS AND CONTINGENCIES (Note 13)

MINORITY INTEREST IN REIT SUBSIDIARY	97,922	97,922
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 75,000,000 shares; issued and outstanding 21,592,459 shares and 21,312,367 shares, respectively	22	22
Additional paid-in capital	94,312	90,268
Accumulated other comprehensive income	8,252	19,421
Retained earnings	548,325	443,701

Total stockholders’ equity	650,911	553,412

Total liabilities and stockholders’ equity	$9,972,545	$9,853,246

The accompanying notes are an integral part of these financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
REVENUES:
Interest income	$207,343	$164,147	$606,850	$430,194
Interest expense	(138,197)	(84,571)	(377,308)	(207,022)

Net interest income	69,146	79,576	229,542	223,172
Provision for losses on loans and real estate owned	(9,673)	(15,427)	(39,273)	(46,378)

Net interest income after provision	59,473	64,149	190,269	176,794
Gain on sale of loans, net	47,288	81,904	198,514	227,799
Loan servicing income	3,642	3,243	11,081	8,082
Other income	3,906	2,460	9,305	5,800

Total net revenues	114,309	151,756	409,170	418,475

OPERATING EXPENSES:
Salaries, wages and benefits	54,571	48,378	151,371	140,501
General and administrative expenses	16,285	15,441	46,978	41,019
Occupancy	6,655	5,247	19,392	15,694
Advertising and promotion	5,635	5,388	16,094	13,480
Depreciation and amortization	4,989	3,999	14,110	10,929

Total operating expenses	88,135	78,453	247,945	221,623

Income before income taxes and minority interest	26,174	73,303	161,225	196,852
Income tax provision	5,246	29,517	58,236	77,217
Minority interest—dividends on preferred stock of REIT subsidiary	2,495	2,495	7,484	7,484

Net income	$18,433	$41,291	$95,506	$112,151

Earnings per common share:
Basic	$0.85	$1.95	$4.41	$5.34
Diluted	$0.83	$1.87	$4.28	$5.11
Weighted average shares outstanding:
Basic	21,739	21,217	21,656	21,017
Diluted	22,292	22,059	22,327	21,932

The accompanying notes are an integral part of these financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,506	$112,151
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,110	10,929
Provision for losses on loans	39,273	46,378
Provision for losses on repurchases and premium recapture	21,617	6,902
Minority interest—dividends paid on preferred stock of REIT subsidiary	7,484	7,484
Deferred income tax provision (benefit)	(23,418)	29,042
Unrealized losses on derivatives and hedged assets	26,934	7,032
Adjustment into earnings for gain on derivatives from other comprehensive income	(27,101)	(10,029)
Stock-based compensation expense	8,300	4,634
Excess tax benefit from stock-based payment arrangements	(3,600)	—
Other	3,666	(2,291)
Changes in operating assets and liabilities:
Restricted cash	(266,251)	(134,696)
Mortgage loans originated, net of fees	(11,847,469)	(11,870,478)
Cost of loans sold, net of fees	10,263,908	7,850,953
Principal payments received and other changes in loans held for sale	112,031	101,904
Accrued interest receivable	(554)	(10,488)
Derivative assets, including margin account	(232)	(43,155)
Other assets	(29,021)	37,182
Income taxes payable	(63,197)	2,311
Accounts payable and accrued liabilities	15,366	9,549

Net cash used in operating activities	(1,652,646)	(3,844,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on loans held for investment	1,790,741	1,403,442
Capital expenditures	(16,344)	(12,132)
Purchase of AaRCS, LLC, net of cash acquired	(2,063)	—

Net cash provided by investing activities	1,772,334	1,391,310

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in credit facilities	(764,092)	855,482
Proceeds from issuance of securitization financing	2,627,943	3,003,173
Payments on securitization financing	(1,825,103)	(1,417,245)
Proceeds from issuance of common stock through employee stock plans	818	4,354
Excess tax benefit from stock-based payment arrangements	3,600	—
Payment by REIT subsidiary of preferred stock dividends	(7,484)	(7,484)

Net cash provided by financing activities	35,682	2,438,280
Effect of exchange rate changes on cash	1,275	1,466

Net increase (decrease) in cash and cash equivalents	156,645	(13,630)
Beginning balance, cash and cash equivalents	44,714	35,155

Ending balance, cash and cash equivalents	$201,359	$21,525

The accompanying notes are an integral part of these financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Accredited Home Lenders Holding Co. (“AHLHC”), a Delaware corporation, and its wholly owned subsidiaries Accredited Home Lenders, Inc. (“AHL”), Accredited Home Lenders Canada, Inc., Vendor Management Services, LLC d/b/a Inzura Settlement Services (“Inzura”) and AaRCS, LLC, and AHL’s wholly owned subsidiaries Accredited Mortgage Loan REIT Trust herein reported separately (the “REIT”) and Inzura Insurance Services Inc., (collectively referred to as “Accredited”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. All intercompany balances and transactions are eliminated in consolidation. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in AHLHC’s Annual Report on Form 10-K for the year ended December 31, 2005.

Accredited engages in the business of originating, financing, securitizing, servicing and selling non-prime and to a lesser degree Alt-A mortgage loans secured by residential real estate located in the United States and Canada. Accredited focuses on borrowers who may not meet conforming underwriting guidelines because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. Accredited originates loans primarily based upon the borrower’s willingness and ability to repay the loan and the adequacy of the collateral.

Through its REIT subsidiary, Accredited securitizes non-prime mortgage loans originated by AHL. Generally, the REIT acquires mortgage assets and assumes funding obligations from AHL, which are accounted for at AHL’s carrying value, as contributions from AHL.

In March of 2006, Accredited entered the mortgage settlement services business under the trade name Inzura Settlement Services. Inzura’s customers are primarily borrowers closing loans originated by Accredited. Inzura is based in Pittsburgh, PA.

AHL also provides operating facilities, administration and loan servicing for the REIT. The REIT is therefore economically and operationally dependent on AHL, and, as such, its results of operations or financial condition would not be indicative of the conditions that would have existed for its results of operations or financial condition if it had operated as an unaffiliated entity.

Acquisitions

Effective as of October 1, 2006, Accredited acquired Aames Investment Corporation (“Aames”) pursuant to an Agreement and Plan of Merger dated as of May 24, 2006. Aames was a public REIT formed in February 2004 to originate and sell high yielding, non-prime residential mortgage loans. Accredited paid a total of $77.6 million in cash and issued approximately 4.4 million shares of its common stock to the shareholders of Aames as consideration for the acquisition for a total consideration of $235 million. Additional information regarding the terms of the merger, its pro forma impact in the financial statements and the risks related to the merger can be found in the registration statement filed on Form S-4 and Form 8-K filed with the Securities and Exchange Commission.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

On September 29, 2006 (prior to the October 1, 2006 effective date of the merger with Aames) Accredited acquired the stock of AaRCS, LLC, an indirect wholly-owned subsidiary of Aames. The $12.3 million purchase price is to be paid in November 2006. The resulting liability at September 30, 2006 is included in the consolidated balance sheet in accounts payable and accrued liabilities. The fair value of the net tangible assets acquired was approximately $9.3 million and the excess over fair value of the assets acquired of $3 million was allocated to goodwill and included in other assets at September 30, 2006.

Use of Estimates

The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, our management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates. The following areas require significant judgments by management:

•	lower of cost or market valuation allowance

•	provisions for losses and repurchase

•	interest rate risk, market valuation on derivatives and hedging strategies

•	stock-based compensation expense

•	income taxes

•	fair value of assets and liabilities acquired in business combinations

Cash and Cash Equivalents

For purposes of financial statement presentation, Accredited considers all liquid investments with an original maturity of three months or less to be cash equivalents. All liquid assets with an original maturity of three months or less which are not readily available for use, including cash deposits, are classified as restricted cash (see Note 2).

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

For the Three and Nine Months Ended September 30, 2006 and 2005

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

Loans Held for Investment, Securitization Financing and Provision for Losses

Accredited’s securitization program calls for the execution of securitization transactions as the principal means of increasing the size of its held for investment portfolio. In support of this program, Accredited periodically identifies loans meeting the applicable investor characteristics and transfers those loans from Loans Held for Sale to Loans Held for Securitization (held for investment).

After the loans are designated as held for investment, Accredited estimates the losses inherent in the portfolio at the balance sheet date and establishes an allowance for loan losses. The provision for loan losses on loans held for securitization is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in the portfolio. Accredited defines a loan as non-accruing at the time the loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting loans in the portfolio according to their contractual delinquency status and applying Accredited’s expected loss experience. A number of other analytical tools are used to determine the reasonableness of the allowance for loan losses. Loss estimates are reviewed periodically and adjustments, if any, are reported in earnings. As these estimates are influenced by factors outside of Accredited’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Loans foreclosed upon or deemed uncollectible are carried at estimated net realizable value.

Shortly before the execution of a securitization transaction, the Loans Held for Securitization, which are originated by and to this point have been held in AHL, are contributed at the lower of cost or market (“carrying amount”), to the REIT. The carrying amount transferred to the REIT consists of the unpaid principal balance, the net deferred origination fees, the basis adjustment for fair value hedge accounting (from funding to contribution date) and the allowance for loan losses and are thereafter designated as Loans Held for Investment. The loans remain in the Loans Held for Securitization for approximately 10 business days prior to the close of the securitization transaction.

Mortgage loans held for investment include loans that Accredited has securitized in structures that are accounted for as financings as well as mortgage loans held for a scheduled securitization. In June 2006, Accredited closed a $1.4 billion securitization. Collateral of $1.05 billion in mortgage loans was delivered in June 2006 with the balance of approximately $350 million delivered during the quarter ended September 30, 2006.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140 Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125. These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by Accredited and, Accredited, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any loans securitized through the securitization trusts that become troubled. Accordingly, the loans remain on the balance sheet as “loans held for investment”, retained interests are not created, and securitization bond financing replaces the warehouse debt or asset backed commercial paper originally associated with the loans held for investment. Accredited records interest income on loans held for investment and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

Derivative Financial Instruments

As part of Accredited’s interest rate risk management process, Accredited uses derivative financial instruments such as futures contracts, options contracts, interest rate swap and interest rate cap agreements. It is not Accredited’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

Fair Value Hedges

Accredited designates certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. Accredited has implemented fair value hedge accounting on its mortgage loans held for sale, whereby certain derivatives are designated as a hedge of the fair value of mortgage loans held for sale. This process includes linking derivatives to specific assets on the balance sheet. Accredited also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedge transactions are highly effective in offsetting changes in fair values of hedged items. Changes in the fair value of such derivative instruments and changes in the fair value of the hedged assets, which are determined to be effective, are recorded as a component of gain on sale in the period of change. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, Accredited discontinues hedge accounting. If hedge accounting is discontinued because it is determined that the relationship between the derivative and the underlying asset no longer qualifies as an effective hedge, the derivative will continue to be recorded on the balance sheet at its fair value. For terminated hedges or hedges no longer qualifying as effective, the formerly hedged asset will no longer be adjusted for changes in fair value and any previously recorded adjustment to the hedged asset will be included in the carrying basis. These amounts will be included in results of operations at the time the loans are sold. Should the hedge prove to be perfectly effective, the current period net impact to earnings would be minimal. Accordingly, the net amount recorded in the statement of operations relating to fair value hedge accounting is referred to as hedge ineffectiveness.

Cash Flow Hedges

Pursuant to SFAS No. 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

as a component of other comprehensive income in stockholders’ equity, and recognized into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. At the inception of the hedge and on an ongoing basis, Accredited assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge, Accredited discontinues cash flow hedge accounting prospectively. In the instance cash flow hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. For terminated hedges or hedges that no longer qualify as effective, the effective portion previously recorded remains in other comprehensive income and continues to be amortized or accreted into earnings with the hedged item. The ineffective portion of the derivative instrument is reported in current earnings as a component of interest expense.

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

Loan Servicing and Other Fees

Fees for servicing sold loans are credited to income when received. Costs of servicing loans are expensed as incurred. Other loan fees, which represent income from the prepayment of loans, delinquent payment charges, miscellaneous loan services and revenues from settlement services fees are recorded as revenue when collected.

Escrow and Fiduciary Funds

Accredited maintains segregated bank accounts in trust for the benefit of investors for payments on securitized loans and mortgage loans serviced for investors. Accredited also maintains bank accounts for the benefit of borrowers’ property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $145.8 million and $139.4 million at September 30, 2006 and December 31, 2005, respectively, and are excluded from Accredited’s assets and liabilities.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

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

Other Assets

Other assets consisted of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
Real estate owned(a)	$52,468	$16,088
Deferred debt issuance cost	31,673	24,925
Corporate and escrow advances	12,554	10,030
Assets held under Deferred Compensation Plan	13,221	13,159
Goodwill(b)	6,961	—
Other	19,770	13,841

Total other assets	$136,647	$78,043

(a)	Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by Accredited in satisfaction of the loan. Real estate acquired through foreclosure is carried at lower of cost or its fair value less costs to dispose. Fair value is based on the net amount that Accredited could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs which impact current earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred.
(b)	Goodwill represents the excess of purchase price and related costs over the fair value assigned to net assets of the business acquired. The goodwill is not being amortized which is in accordance with generally accepted accounting principles, but is tested for impairment annually.

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

Accredited adopted the provisions of SFAS 123R, using the modified prospective application method. Under this transition method, financial statements for prior periods are not restated and compensation cost is recognized for all new awards and for the portion of prior awards for which the requisite service period was not complete as of the adoption date. Compensation cost for awards issued prior to the effective date is based on the grant-date fair value as determined under the pro forma provisions of SFAS No. 123, Accounting for Stock-Based

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

Compensation (SFAS 123). In addition, under the modified prospective method, unearned compensation is not included in stockholders’ equity for share-based compensation plans. Instead, the awards are included in stockholders’ equity when services required are rendered and expensed. Further information regarding share-based compensation can be found in Note 11.

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the Consolidated Statements of Operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges and foreign currency translation adjustments.

Comprehensive income is determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$18,433	$41,291	$95,506	$112,151
Net unrealized gains (losses) on cash flow hedges, net of taxes of ($16,438), $8,027, $2,981 and $11,424, respectively	(28,834)	13,180	3,993	18,247
Reclassification adjustment into earnings for realized gain on derivatives, net of taxes of ($3,855), ($1,535),($10,106) and ($3,985) respectively	(6,947)	(2,342)	(16,995)	(6,044)
Foreign currency translation adjustments	461	1,615	1,833	1,885

Total comprehensive income (loss)	$(16,887)	$53,744	$84,337	$126,239

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

Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income. Accredited changed the presentation of its consolidated statements of operations to report provision for losses on repurchases and provision for market reserve on loans held for sale, as reductions to gain on sale of loans for the year ended December 31, 2005. Previously these amounts were included in provision for losses. All interim periods for 2005 have been reclassified to conform to this presentation.

The cash flow statement was reclassified to agree to the presentation described above.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

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

2. RESTRICTED CASH

Restricted cash consisted of the following deposits:

	September 30, 2006	December 31, 2005
	(In thousands)
Asset backed commercial paper collateral account	$286,753	$30,897
Errors and omissions liability insurance	3,500	4,200
Canada financing collateral for loans securitized	16,026	8,157
Cash in escrow on Canada loans pending closing	4,216	779
Other	1,964	2,174

Total restricted cash	$312,459	$46,207

3. CONCENTRATIONS OF RISK

Significant Customers

During the three months ended September 30, 2006, Accredited sold $0.8 billion, $0.8 billion and $0.4 billion in loans to three separate investors, which represented 22%, 22% and 12%, respectively, of total loans sold. During the three months ended September 30, 2005, Accredited sold $1.0 billion, $0.7 billion and $0.6 billion in loans to three separate investors, which represented 34%, 25% and 19%, respectively, of total loans sold. No other sales to individual investors accounted for more than 10% of total loans sold during the three months ended September 30, 2006 and 2005.

During the nine months ended September 30, 2006, Accredited sold $2.8 billion, $1.4 billion, and $1.3 billion in loans to three separate investors, which represented 27%, 13%, and 13%, respectively, of total loans sold. During the nine months ended September 30, 2005, Accredited sold $2.0 billion, $1.8 billion and $1.0 billion in loans to three separate investors, which represented 26%, 22% and 13%, respectively, of total loans sold. No other sales to individual investors accounted for more than 10% of total loans sold during the nine months ended September 30, 2006 and 2005.

Credit Repurchase Risk

Accredited’s sales of mortgage loans are subject to standard mortgage industry representations and warranties, material violations of which may require Accredited to repurchase one or more mortgage loans. Additionally, certain whole loan sale contracts include provisions requiring Accredited to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. At September 30, 2006 and December 31, 2005, the reserve for potential future repurchase losses totaled $17.3 million and $7.4 million,

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

respectively. During the three months ended September 30, 2006 and 2005 loans repurchased totaled $61.8 million and $21.3 million, respectively, and during the nine months ended September 30, 2006 and 2005 loans repurchased totaled $114.9 million and $55.3 million, respectively. These repurchased loans are included in mortgage loans held for sale until disposed and included in the lower of cost or market (“LOCOM”) valuation.

Loan Products

Accredited offers a range of non-prime mortgage and to a lesser degree Alt-A loan programs, including a variety of loan programs for first and second mortgages and several niche programs for 100% combined loan-to-value (“LTV”) and second mortgages. The key distinguishing features of each program are the documentation required, the LTV, the mortgage and consumer credit payment history, the property type and the credit score necessary to qualify under a particular program. Nevertheless, each program relies upon an analysis of each borrower’s ability to repay, the risk that the borrower will not repay, the fees and rates charged, the value of the collateral, the benefit provided to the borrower, and the loan amounts relative to the risk Accredited is taking.

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

Geographical Concentration

Properties securing the mortgage loans in Accredited’s servicing portfolio (loans held for sale, loans held for investment and off-balance sheet securitizations), including loans serviced for others, are geographically dispersed throughout the United States. At September 30, 2006, 18% and 11% of the unpaid principal balance of mortgage loans in Accredited’s servicing portfolio were secured by properties located in California and Florida, respectively. At December 31, 2005, 20% and 10% of the unpaid principal balance of mortgage loans in Accredited’s servicing portfolio was secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans serviced did not exceed 10% in any other state at September 30, 2006 and December 31, 2005.

Loan originations are geographically dispersed throughout the United States and, to a much lesser extent, in Canada. During the three months ended September 30, 2006, 16% and 12% of loans originated were collateralized by properties located in California and Florida, respectively. During the three months ended September 30, 2005, 18% and 11% of loans originated were collateralized by properties located in California and Florida, respectively. During the nine months ended September 30, 2006, 15% and 12% of loans originated were collateralized by properties located in California and Florida, respectively. During the nine months ended September 30, 2005, 20% and 11% of loans originated were collateralized by properties located in California and Florida, respectively. The remaining originations did not exceed 10% in any other state during these periods.

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

For the Three and Nine Months Ended September 30, 2006 and 2005

delinquency, default or foreclosure on mortgage loans in our portfolio and restrict our ability to originate, sell, or securitize mortgage loans, which would significantly harm our business, financial condition and liquidity.

4. MORTGAGE LOANS

Mortgage loans held for sale—Mortgage loans held for sale were as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Mortgage loans held for sale—principal balance	$1,862,705	$2,267,611
Basis adjustment for fair value hedge accounting	12,214	5,004
Net deferred origination fees	(4,363)	(2,584)
Market valuation allowance	(28,308)	(17,779)

Mortgage loans held for sale, net	$1,842,248	$2,252,252

Mortgage loans held for investment—Mortgage loans held for investment were as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Mortgage loans securitized—principal balance	$7,252,396	$6,421,805
Mortgage loans held for securitization—principal balance(1)	144,423	899,803
Basis adjustment for fair value hedge accounting	(10,515)	(4,766)
Net deferred origination fees	(31,620)	(14,953)
Allowance for loan losses	(124,173)	(106,017)

Mortgage loans held for investment, net	$7,230,511	$7,195,872

(1)	Includes $116.0 million and $139.3 million of Canadian loans at September 30, 2006 and December 31, 2005, respectively.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

Allowance for losses on loans held for investment—Activity in the allowance was as follows:

	Balance at Beginning of Period	Provision for Losses	Chargeoffs, net	Balance at End of Period
	(In thousands)
Three Months Ended September 30,:
2006:
Mortgage loans held for investment	$125,389	$(778)	$(438)	$124,173
Real estate owned	12,784	10,451	(5,940)	17,295

Total	$138,173	$9,673	$(6,378)	$141,468

2005:
Mortgage loans held for investment	$84,228	$11,847	$(347)	$95,728
Real estate owned	7,010	3,580	(2,631)	7,959

Total	$91,238	$15,427	$(2,978)	$103,687

Nine Months Ended September 30,:
2006:
Mortgage loans held for investment	$106,017	$19,254	$(1,098)	$124,173
Real estate owned	10,725	20,019	(13,449)	17,295

Total	$116,742	$39,273	$(14,547)	$141,468

2005:
Mortgage loans held for investment	$60,138	$36,129	$(539)	$95,728
Real estate owned	4,405	10,249	(6,695)	7,959

Total	$64,543	$46,378	$(7,234)	$103,687

The following table summarizes the delinquency amounts for the serviced portfolio, including mortgage loans and real estate owned before valuation allowance, but excluding loans serviced on an interim basis:

	September 30, 2006		December 31, 2005
	Total Principal Amount	Delinquent Principal Over 90 Days	Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands)
Mortgage loans held for sale(1)	$1,862,705	$94,012	$2,267,611	$20,861
Mortgage loans held for investment	7,396,819	136,839	7,321,608	71,361
Real estate owned	69,763	69,763	26,811	26,811

On balance sheet portfolio	9,329,287	300,614	9,616,030	119,033
Mortgage loans sold servicing retained(2)	65,288	8,772	90,181	10,228

Total serviced portfolio	$9,394,575	$309,386	$9,706,211	$129,261

(1)	Includes loans repurchased.
(2)	Includes real estate owned, off balance sheet.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

5. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

Accredited uses hedge accounting in accordance with SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale and mortgage loans held for investment. At September 30, 2006 and December 31, 2005 fair value hedge basis adjustments of $12.2 million and $5.0 million, respectively, are included in mortgage loans held for sale. Losses from hedge ineffectiveness associated with these fair value hedges of $0.3 million and ($0.06 million) were recorded in earnings during the three months ended September 30, 2006 and 2005, respectively, and are included as adjustments to gain on sale of loans in the consolidated statements of operations. Hedge ineffectiveness gains (losses) associated with these fair value hedges of ($0.6 million) and $0.3 million were recorded in earnings during the nine months ended September 30, 2006 and 2005, respectively, and are included as adjustments to gain on sale of loans in the consolidated statements of operations.

At September 30, 2006 and December 31, 2005, fair value hedge basis adjustments of ($10.5 million) and ($4.8 million), respectively, are included in loans held for investment.

Cash Flow Hedges

Accredited uses hedge accounting in accordance with SFAS No. 133 for certain derivative financial instruments used to hedge the variability of the cash flows associated with variable rate portion of securitization debt. Effective unrealized losses associated with cash flow hedges of $45.2 million, net of tax benefit of $16.4 million, were recorded in other comprehensive income during the three months ended September 30, 2006. Effective unrealized gains associated with cash flow hedges of $21.2 million, net of taxes of $8.0 million, were recorded in other comprehensive income during the three months ended September 30, 2005.

Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $7.0 million and $29.7 million, reduced by related tax expense of $3.0 million and $11.4 million, were recorded in other comprehensive income during the nine months ended September 30, 2006 and 2005, respectively. These contracts settle on various dates ranging from September 2006 to September 2015. A total of $15.4 million in net effective gains before taxes, included in other comprehensive income at September 30, 2006, is expected to be recognized in earnings during the next twelve months. Hedge ineffectiveness gains (losses) associated with cash flow hedges of ($2.4 million) and $1.5 million was recorded in earnings during the three months ended September 30, 2006 and 2005, respectively, and are included as a component of interest expense in the consolidated statements of operations. Hedge ineffectiveness gains (losses) associated with cash flow hedges of ($1.3 million) and $2.0 million was recorded in earnings during the nine months ended September 30, 2006 and 2005, respectively, and are included as a component of interest expense in the consolidated statements of operations.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At September 30, 2006 Accredited had outstanding Eurodollar futures contracts, options contracts, interest rate swap agreements and interest rate cap agreements that were designated as hedge instruments. The fair value of the options contracts, interest rate swap and cap agreements, and the fair value of the margin account balances required for these derivatives and the futures contracts were as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Options contracts	$3,034	$4,739
Interest rate cap and swap agreements	11,163	14,737
Futures contracts	5,522	8,099

Total fair value of derivatives	19,719	27,575
Margin account balances	49,234	61,834

Derivative assets, including margin account	$68,953	$89,409

Derivative liabilities(1)	$(12,545)	$(1,815)

(1)	Derivative liabilities are included in accounts payable and accrued liabilities.

The change in the fair value of derivative financial instruments and the related hedged asset or liability recorded in the consolidated statements of operations was as follows:

	Interest Income	Interest Expense	Gain on Sale	Other Income	Total
	(In thousands)
Three Months Ended September 30,
2006:
Net unrealized gain (loss)	$1,883	$(8,208)	$5,351	$—	$(975)
Net realized gain (loss)	—	16,613	(12,302)	—	4,311

Total	$1,883	$8,405	$(6,951)	$—	$3,336

2005:
Net unrealized gain (loss)	$(1,046)	$(3,970)	$(5,464)	$—	$(10,480)
Net realized gain	—	9,372	13,334	—	22,706

Total	$(1,046)	$5,402	$7,870	$—	$12,226

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

	Interest Income	Interest Expense	Gain on Sale	Other Income	Total
	(In thousands)
Nine Months Ended September 30,
2006:
Net unrealized gain (loss)	$3,860	$(23,604)	$(7,191)	$—	$(26,934)
Net realized gain	—	49,413	16,561	—	65,974

Total	$3,860	$25,809	$9,370	$—	$39,040

2005:
Net unrealized loss	$(4,506)	$(11,303)	$(2,690)	$—	$(18,499)
Net realized gain	—	24,665	16,324	46	41,035

Total	$(4,506)	$13,362	$13,634	$46	$22,536

6. CREDIT FACILITIES

Credit facilities consisted of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
A $660 million warehouse credit facility expiring December 2007(a)	$272,565	$281,428
A $650 million warehouse credit facility expiring February 2007(a)	194,443	472,457
A $650 million warehouse credit facility expiring July 2007(a)	169,691	315,812
A $600 million warehouse credit facility expiring August 2007(a)	197,607	135,353
A $600 million warehouse credit facility expiring December 2006(b)	129,549	303,953
A $500 million warehouse credit facility expiring June 2007(a)	182,516	385,317
A $300 million warehouse credit facility expiring January 2007(a)	68,541	5,923
A $75 million credit facility expiring September 2007	—	—
A $40 million warehouse credit facility expiring November 2006(a)	4,272	9,513
A $200 million (Canadian dollar) warehouse credit facility expiring June 2007(a)	87,232	127,826
A $2.5 billion asset-backed commercial paper facility(c)	739,792	767,537

Total credit facilities	$2,046,208	$2,805,119

(a)	The outstanding warehouse facilities bear interest based on one-month or overnight LIBOR (one-month bankers’ acceptance rate for Canada) plus a spread. The spread over LIBOR varies depending on the mortgage asset class being financed.
(b)	Bears interest at overnight LIBOR plus a specified spread.
(c)	Accredited issues asset-backed commercial paper in the form of (i) short-term secured liquidity notes (“SLNs”) with initial maturities ranging from one to one hundred eighty days and (ii) subordinated notes, $40.0 million of which were initially issued with a maturity date of May 26, 2010. In order to issue the debt, Accredited established a special purpose, bankruptcy remote Delaware statutory trust. The trust entered into agreements with third parties who act as back-up liquidity providers. The SLNs bear interest at customary commercial paper market rates (5.43% at September 30, 2006), which vary depending on the prevailing market conditions. During the third quarter 2006, the capacity of this facility was increased to $2.5 billion and issued an additional $40.0 million subordinated notes which mature August 25, 2011.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

The above facilities are collateralized by substantially all mortgage loans held for sale, certain restricted cash (see Note 2) and unsold portions of securitized debt.

At September 30, 2006, Accredited was in compliance with all covenant requirements for each of the facilities. Accredited’s warehouse and other credit facilities contain customary covenants including maximum leverage, minimum liquidity, profitability and net worth requirements and limitations on other indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under Accredited’s other facilities.

Accredited anticipates that its borrowings will be repaid from net proceeds from the sale or securitization of loans and other assets, cash flows from operations, or from refinancing the borrowings.

7. SECURITIZATION FINANCING

Securitization financing consisted of the following:

	Balance		Interest Rate Range		Final Stated Maturity
	September 30, 2006	December 31, 2005	Fixed	Variable (LIBOR+)
Bond financing:
2002 – two securitizations	$81,845	$136,634	4.48% - 4.93%	.32% - .50%	2033
2003 – three securitizations	264,559	406,650	3.58% - 4.46%	.35% - .38%	2034
2004 – four securitizations	1,278,576	1,882,537	2.90% - 5.25%	.15% - 2.50%	2035
2005 – four securitizations	2,922,695	3,747,597	N/A	.08% - 2.50%	2035
2006 – two securitizations	2,215,187	—	N/A	.04% - 2.10%	2036

Total bond financing(a)	6,762,862	6,173,418

Other:
2005 – Private placement – Canadian mortgages(b)	61,685	70,934	N/A	CP rate + .27%	None

2006 – Private placement – Canadian mortgages(c)	228,630	—	N/A	CP rate + .25% - .85%	None

	7,053,177	6,244,352
Unamortized debt discounts	(2,894)	(3,532)

Total securitization financing, net	$7,050,283	$6,240,820

(a)	Collateralized by U.S. loans securitized with an aggregate outstanding balance of $7.0 billion and $6.4 billion at September 30, 2006 and December 31, 2005, respectively.
(b)	Collateralized by Canadian loans with an aggregate outstanding balance of $60.8 million and $70.9 million at September 30, 2006 and December 31, 2005, respectively.
(c)	Collateralized by Canadian loans with an aggregate outstanding balance of $234.8 million at September 30, 2006.

In addition, $16.0 million and $8.2 million of restricted cash at September 30, 2006 and December 31, 2005, respectively, are pledged as collateral in connection with the private placements of Canadian mortgages (see Note 2).

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

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

The following table summarizes the expected repayments relating to the securitization financing at September 30, 2006 and are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

(In thousands)
Three months ending December 31, 2006	$407,169
Year Ending December 31:
2007	2,481,040
2008	1,508,885
2009	899,904
2010	551,448
2011	351,882
Thereafter	852,849
Discount	(2,894)

Total	$7,050,283

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

8. INCOME TAXES

The income tax provision consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Current:
Federal	$7,567	$24,057	$68,834	$40,580
State	(1,382)	4,017	12,820	7,595

Total current provision	6,185	28,074	81,654	48,175

Deferred:
Federal	(1,924)	255	(19,985)	22,472
State	985	1,188	(3,433)	6,570

Total deferred provision (benefit)	(939)	1,443	(23,418)	29,042

Total provision	$5,246	$29,517	$58,236	$77,217

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Federal income tax at statutory rate	$9,161	$25,656	$56,429	$68,898
State income tax, net of federal effects	(1,050)	3,383	5,310	9,207
REIT dividends on preferred stock	(873)	(873)	(2,619)	(2,619)
Other	(1,992)	1,351	(884)	1,731

Total provision	$5,246	$29,517	$58,236	$77,217

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

The tax effects of significant items comprising Accredited’s net deferred tax (liability) asset were as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Deferred tax assets:
Loans held for sale	$2,010	$6,303
Market reserve on loans held for sale	14,131	8,639
Loan securitizations	68,957	54,991
State taxes	2,547	6,151
Other reserves and accruals	23,105	12,289

Total deferred tax assets	110,750	88,373

Deferred tax liabilities:
Mortgage-related securities	(9,760)	(10,800)
Cash flow hedging	(2,424)	(9,549)

Total deferred tax liabilities	(12,184)	(20,349)

Net deferred tax asset	$98,566	$68,024

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Accrued liabilities—salary, wages and benefits	$27,713	$28,116
Accrued liabilities—general	49,429	32,812
Derivative liabilities	12,545	1,815
Reserve for repurchases and premium recapture	22,295	10,751

Total	$111,982	$73,494

Activity in the reserve for repurchases and premium recapture was as follows:

	Balance at Beginning of Period	Provision (1)	Chargeoffs, net	Balance at End of Period
	(In thousands)
Three Months Ended September 30,:
2006:
Reserve for repurchases	$8,686	$10,658	$(2,068)	$17,276
Reserve for premium recapture	3,876	3,817	(2,674)	5,019

Total	$12,562	$14,475	$(4,742)	$22,295

2005:
Reserve for repurchases	$6,328	$973	$(533)	$6,768
Reserve for premium recapture	1,625	1,462	(2,334)	753

Total	$7,953	$2,435	$(2,867)	$7,521

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

	Balance at Beginning of Period	Provision (1)	Chargeoffs, net	Balance at End of Period
	(In thousands)
Nine Months Ended September 30,:
2006:
Reserve for repurchases	$7,434	$13,570	$(3,728)	$17,276
Reserve for premium recapture	3,317	8,047	(6,345)	5,019

Total	$10,751	$21,617	$(10,073)	$22,295

2005:
Reserve for repurchases	$5,126	$2,977	$(1,335)	$6,768
Reserve for premium recapture	2,410	3,925	(5,582)	753

Total	$7,536	$6,902	$(6,917)	$7,521

(1)	Reduces gain on sale of loans

10. MINORITY INTEREST IN REIT SUBSIDIARY

The minority interest in the REIT (a wholly owned subsidiary of AHL) represents Series A Preferred Shares issued to outside investors in the aggregate amount of $102.3 million. The Series A Preferred Shares bear a dividend of 9.75% annually. The preferred shares are reported as minority interest in subsidiary in the consolidated balance sheet.

11. STOCK-BASED COMPENSATION

Accredited has three types of equity instruments issued under its share-based compensation programs: stock options, restricted stock units, and restricted stock awards. Accredited discontinued its Employee Stock Purchase Plan on December 31, 2005. Compensation expense included in the consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and the related tax benefit is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Stock options	$1,511	$27	$3,932	$190
Restricted stock units (Deferred Compensation Plan)	1,621	1,087	4,010	4,350
Restricted stock awards	119	57	358	94

Total share-based compensation expense	3,251	1,171	8,300	4,634
Income tax benefit recognized	(1,074)	(468)	(2,747)	(1,852)

Compensation expense, net of tax benefit	$2,177	$703	$5,553	$2,782

Change in the following due to the adoption of SFAS 123R:
Net income	$(1,148)		$(2,914)
Basic earnings per share	$(0.05)		$(0.13)
Diluted earnings per share	$(0.05)		$(0.13)

For the three and nine months ended September 30, 2006, compensation expense recognized for stock options is based on the fair value provisions of the newly adopted SFAS 123R. For the three and nine months

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

ended September 30, 2005, compensation expense was not recognized for most of Accredited’s options in accordance with APB 25. However, compensation cost was recognized in 2005 on options granted to non-employees or when the exercise price of the options was not equal to the market value on the date of grant. The details of the share-based compensation programs are described below.

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

All options granted in 2006 were granted at an exercise price equal to the closing market price on the date of grant. The options are scheduled to vest over four years and expire no later than 10 years after the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option model. The assumptions used in the option-pricing model for options granted during the three and nine months ended September 30, 2006 are noted in the following table:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Weighted-average risk-free rate	5.67%	4.87%
Weighted-average expected life	3.9 yrs	3.9 yrs
Expected Volatility	43%	43%
Dividend Yield	0%	0%
Weighted-average grant date fair value	$18.45	$19.58

In determining the expected volatility, historical and implied volatility was reviewed. As a result of our analysis, the computation of expected volatility for new grants is based on the historical volatility of Accredited’s common stock, excluding 2003, the year Accredited became a public entity. Prior to the first quarter of 2006, Accredited’s expected volatility was based on the average of its own volatility and the volatility of several of its closest competitors. The weighted-average expected life assumption was also modified in the first quarter to include an estimate for outstanding options that have not yet been exercised and have not yet reached their full contractual term. The change in computation of volatility and weighted-average expected life was applied on a prospective basis beginning with awards granted after December 31, 2005. A summary of the change in options outstanding under Accredited’s Stock Option Plans during the nine months ended September 30, 2006 follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2005	1,398	$26.29
Options granted	533	$50.58
Options exercised	(173)	$16.61
Options cancelled	(233)	$43.45

Outstanding at September 30, 2006	1,525	$33.25	7.74 yrs	$14,013

Options vested and expected to vest at September 30, 2006	1,331	$31.37	7.55 yrs	$13,858
Options exercisable at September 30, 2006	644	$18.91	6.26 yrs	$12,299
Shares authorized for issuance	2,654
Shares available for grant	1,129

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

Aggregate intrinsic value disclosed above represents the amount by which Accredited’s closing stock price of $35.94 on September 30, 2006 exceeds the exercise price of the options. The actual intrinsic value of options exercised was $0.4 million and $5.9 million for the three and nine-month periods ended September 30, 2006, respectively, and $2.1 million and $8.7 million for the three and nine-month periods ended September 30, 2005, respectively. At September 30, 2006, Accredited had $11.3 million of gross unrecognized compensation expense related to stock option plans that will be recognized over the weighted-average period of 1.8 years. Cash received from stock option exercises was $0.2 million during the quarter ended September 30, 2006.

Deferred Compensation Plan—Accredited’s Deferred Compensation Plan was adopted by the board of directors and approved by the stockholders in 2002, and became effective on January 1, 2003. The plan is an unfunded, nonqualified deferred compensation plan that benefits directors, certain designated key members of management and key employees. Under the plan, a participant may defer up to 100% of their base salary, director fee, bonus and/or commissions on a pre-tax basis. The Deferred Compensation Plan permits the granting of restricted stock units (“RSUs”) to eligible participants at fair market value on the date of grant. The per share weighted-average grant date fair value of units awarded was $45.65 and $51.76 for the three and nine-month periods ended September 30, 2006, respectively, and $47.39 and $43.18 for the three and nine-month periods ended September 30, 2005, respectively. The RSUs generally vest 50% two years from the date of grant and 25% each year thereafter until fully vested and are payable in Accredited’s common stock upon distribution. RSUs granted to directors cliff vest two years from the date of grant.

A summary of the change in RSUs outstanding under Accredited’s Deferred Compensation Plan during the nine months ended September 30, 2006 follows:

	Units	Aggregate Intrinsic Value
	(In thousands)	(In thousands)
Outstanding at December 31, 2005	774
Awarded	109
Released	(146)
Forfeited	(60)

Outstanding at September 30, 2006	677	$24,343

Authorized	2,000
Authorized and not issued	1,844
Available for grant	1,167
Units vested not released	166	$5,977
Units vested and expected to vest at September 30, 2006	607	$21,817

The aggregate intrinsic value of restricted stock units is calculated based on the number of units and the quoted market price of $35.94 at September 30, 2006. The total intrinsic value of net units released was $0.9 million and $7.7 million for the three and nine-month periods ended September 30, 2006, respectively, and $0 and $25,000 for the three and nine-month periods ended September 30, 2005, respectively. At September 30, 2006, there was approximately $13.5 million in gross unrecognized compensation expense related to the nonvested units, which is expected to be recognized over 2.2 years.

Restricted Stock Awards—Accredited issued 41,000 shares of restricted stock shares to two of its officers in 2005 as an inducement to employment. The shares of restricted stock had a value of $1,540,000 on the issue date.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

The expense for these shares is recognized over the awards’ service period of approximately five-years. As of September 30, 2006, 3,231 awards had vested, and unrecognized compensation related to these stock awards totaled $0.9 million.

Pro Forma Information

Prior to the adoption of SFAS 123R, Accredited accounted for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, recognition of compensation cost was not required for most of Accredited’s stock options. However, pro forma disclosures of the effects of recognizing compensation cost under the SFAS 123 fair value method was required. As previously reported for the three and nine months ended September 30, 2005, stock option compensation expense and its effect on income and earnings per share if Accredited had applied SFAS 123 is reflected below.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands, except for per share amounts)
Net income, as reported	$41,291	$112,151
Add: Stock option compensation included in reported net income, net of tax	16	190
Deduct: Stock option compensation expense determined using fair value method, net of tax	(431)	(2,071)

Pro forma net income	$40,876	$110,270

Earnings per share:
Basic—as reported	$1.95	$5.34

Basic—pro forma	$1.93	$5.25

Diluted—as reported	$1.87	$5.11

Diluted—pro forma	$1.85	$5.03

The pro forma effects of estimated share-based compensation reflected above were estimated as of the date of grant using the Black-Scholes multiple option-pricing model. The underlying assumptions used to estimate the fair value were as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Weighted-average risk-free rate	3.88%	3.52%
Weighted-average expected life	2.5 yrs	2.7 yrs
Volatility	46%	45%
Dividend Yield	—	—
Weighted-average grant date fair value	$14.13	$14.08

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

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

	Net Income (numerator)	Shares (denominator)	Per Share Amount
	(In thousands, except per share amounts)
Three Months Ended September 30, 2006:
Basic earnings per share	$18,433	21,739	$0.85

Effect of dilutive shares:
Stock options		368
Restricted stock units		185

Diluted earnings per share	$18,433	22,292	$0.83

Potentially dilutive stock options not included above since they are antidilutive		1,002

Three Months Ended September 30, 2005:
Basic earnings per share	$41,291	21,217	$1.95

Effect of dilutive shares:
Stock options		610
Restricted stock units		232

Diluted earnings per share	$41,291	22,059	$1.87

Potentially dilutive stock options not included above since they are antidilutive		317

Nine Months Ended September 30, 2006:
Basic earnings per share	$95,506	21,656	$4.41

Effect of dilutive shares:
Stock options		439
Restricted stock units		232

Diluted earnings per share	$95,506	22,327	$4.28

Potentially dilutive stock options not included above since they are antidilutive		593

Nine Months Ended September 30, 2005:
Basic earnings per share	$112,151	21,017	$5.34

Effect of dilutive shares:
Stock options		678
Restricted stock units		237

Diluted earnings per share	$112,151	21,932	$5.11

Potentially dilutive stock options not included above since they are antidilutive		272

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

13. COMMITMENTS AND CONTINGENCIES

Accredited is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the balance sheet. The credit risk is mitigated by Accredited’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. Accredited does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. Accredited commits to originate loans, in many cases dependent on the borrowers satisfying various terms and conditions. These commitments totaled $741.0 million as of September 30, 2006.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee.

Accredited periodically enters into other loan sale commitments. At September 30, 2006 there were no forward loan sale commitments awaiting settlement.

Accredited’s mortgage banking business is subject to certain rules and regulations of the Department of Housing and Urban Development (“HUD”) which require that Accredited maintain a minimum net worth of $250,000. Accredited is in compliance with this requirement.

From time to time, Accredited enters into certain types of contracts that contingently require Accredited to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of Accredited’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, Accredited has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2006.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares: (i) all accrued and unpaid dividends, (ii) the redemption price and (iii) the liquidation preference. See further discussion under Note 10. Minority Interest in REIT Subsidiary.

Legal Matters— In December 2002, AHL was served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which AHL does business and the common law of unjust enrichment. The complaint alleges that AHL has a practice of misrepresenting and inflating the amount of fees it pays to third parties in connection with the residential mortgage loans that it funds. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid AHL to pay, or reimburse AHL’s payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to AHL for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid to AHL and the amount AHL paid to the third party and (2) a nationwide class of claimants with respect to an unjust enrichment

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

cause of action included in the original complaint who, since November 19, 1997 paid money to AHL for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid AHL and the amount AHL paid the third party. The court conditioned its order limiting the statutory consumer fraud act claims to claimants in the State of Illinois on the outcome of a case pending before the Illinois Supreme Court in which one of the issues is the propriety of certifying a nationwide class based on the Illinois Consumer Fraud and Deceptive Business Practices Act. That case has now been decided in a manner favorable to AHL’s position, and, in light of this ruling, AHL intends to petition the Illinois Supreme Court for a supervisory order reversing the lower court’s class certification decision, the lower court having denied AHL’s motion for reconsideration of (a) the court’s order granting class certification and (b) the court’s denial of AHL’s request for leave to take an interlocutory appeal of such order. There has not yet been a ruling on the merits of either the plaintiffs’ individual claims or the claims of the class, and the ultimate outcome of this matter and the amount of liability, if any, that may result is not presently determinable. AHL intends to continue to vigorously defend this matter and does not believe it will have a material adverse effect on its business.

In January 2004, AHL was served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The named plaintiff is a former commissioned loan officer of AHL, and the complaint alleges that AHL violated California and federal law by misclassifying the plaintiff and other non-exempt employees as exempt employees, failing to pay the plaintiff on an hourly basis and for overtime worked, and failing to properly and accurately record and maintain payroll information. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. AHL has been served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action. Subject to court approval, the parties have agreed to a settlement with respect to the named plaintiffs and with respect to a class of current and former AHL employees which the parties will jointly request the court to certify. The amount payable by AHL under the settlement is not material to AHL’s financial condition.

In June 2005, AHL was served with a complaint, Williams et al. v. Accredited Home Lenders, Inc., brought in the United States District Court for the Northern District of Georgia. The two named plaintiffs are former commissioned loan officers of AHL, and the complaint alleges that AHL violated federal law by requiring the plaintiffs to work overtime without compensation. The plaintiffs seek to recover, on behalf of themselves and other similarly situated employees, the allegedly unpaid overtime, liquidated damages, attorneys’ fees and costs of suit. The plaintiffs’ motion to certify a collective class was denied on July 25, 2006, leaving the two named plaintiffs as the only plaintiffs in the lawsuit. On August 24, 2006, plaintiffs filed a Notice of Appeal with the Eleventh Circuit requesting that it reverse the lower court’s order denying plaintiffs’ motion to certify a collective class. However, the court issued an Order to Show Cause why it had subject matter jurisdiction to hear this issue, and plaintiffs subsequently dismissed their appeal. This will not preclude the filing of other non-class action lawsuits alleging similar claims on behalf of other current or former employees. The ultimate outcome of this matter and any related individual filings, and the amount of liability, if any, which may result, is not presently determinable. AHL intends to continue to vigorously defend this matter and any related filings, and does not believe it or they will have a material adverse effect on its business.

In September 2005, AHL and AHLHC were served with a class action complaint, Phillips v. Accredited Home Lenders Holding Company, et al., brought in the United States District Court, Central District of California. The complaint alleges violations of the Fair Credit Reporting Act in connection with prescreened offers of credit made by AHL. The plaintiff seeks to recover, on behalf of plaintiff and similarly situated

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

individuals, damages, pre-judgment interest, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On January 4, 2006, plaintiff re-filed the action in response to the court’s December 9, 2005, decision granting AHL’s and AHLHC’s motion to (1) dismiss with prejudice plaintiff’s claim that AHL’s offer of credit failed to include the clear and conspicuous disclosures required by FCRA, (2) strike plaintiff’s request for declaratory and injunctive relief, and (3) sever plaintiff’s claims as to AHL and AHLHC from those made against other defendants unaffiliated with AHL or AHLHC. Plaintiff’s remaining claim is that AHL’s offer of credit did not meet FCRA’s “firm offer” requirement. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class. AHL and AHLHC intend to continue to vigorously defend this matter. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on Accredited. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable.

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

In October 2006, by virtue of the merger of AHLHC and Aames Investment Corporation (AIC), and the related merger of certain subsidiaries of AHLHC and AIC, AHLHC and certain of its subsidiaries succeeded to the litigation interests of AIC and certain of its subsidiaries. Two of those matters, Webb, et al., v. Aames Investment Corporation, et al. (U.S. District Court, Central District of California) and Cooper, et al., v. Aames Funding Corporation (U.S. District Court, Eastern District of Wisconsin), are class action complaints which allege violations of the Fair Credit Reporting Act in connection with prescreened offers of credit and are similar in nature to the Phillips matter referenced above. The Cooper matter was transferred to the Central District of California and consolidated with the Webb matter by stipulation of counsel on September 29, 2006. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class. AHLHC and each affected subsidiary intends to vigorously defend this matter. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on Accredited. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable.

In October 2006, as a result of the merger referenced above, AHL succeeded to the position of Aames Funding Corporation (AFC) under a class action complaint, Miller v. Aames Funding Corporation, filed in the United States District Court, Eastern District of Texas. The complaint alleges that adjustable-rate home equity loans originated by AFC in Texas violate the Texas Constitution’s requirement that such loans be scheduled to be repaid in substantially equal installments. The plaintiffs seek to recover, on behalf of themselves and similarly

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

situated individuals, damages, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On September 29, 2006, the court on its own motion stayed the action, pending the resolution of class certification issues in a similar action pending before the court. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class. AHL intends to vigorously defend this matter. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on Accredited. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable.

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

14. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information:

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$382,795	$212,664
Income Taxes	$144,849	$45,864
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of mortgage loans held for sale to mortgage loans held for investment	$1,671,599	$3,233,710
Transfer of mortgage loans held for sale to real estate owned, net of reserve, included in other assets	$30,677	$12,318
Transfer of mortgage loans held for investment to real estate owned, net of reserve, included in other assets	$27,558	$5,537
Unrealized gains on cash flow hedges recorded to other comprehensive income	$6,974	$29,671
Purchase of net assets of AaRCS, LLC:
Fair value of non-cash assets	$3,043
Liabilities assumed	$980

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(Dollars in thousands, except par value) (Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$11,289	$6,158
Accrued interest receivable	34,750	32,604
Mortgage loans held for investment, net of allowance of $120,928 and $98,399, respectively	6,803,199	6,240,136
Derivative assets, including margin account	46,916	65,347
Other assets	61,540	30,322
Receivable from parent	214,202	99,642

Total assets	$7,171,896	$6,474,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Credit facilities	$16,368	$15,640
Securitization bond financing	6,759,968	6,169,886
Accounts payable and accrued liabilities	18,327	5,115

Total liabilities	6,794,663	6,190,641

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; authorized 20,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at September 30 2006 and December 31,2005	4,094	4,094
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding 100,000 at September 30, 2006 and December 31, 2005	1	1
Additional paid-in capital	314,488	303,180
Accumulated other comprehensive income	6,145	23,991
Retained earnings (deficit)	52,505	(47,698)

Total stockholders’ equity	377,233	283,568

Total liabilities and stockholders’ equity	$7,171,896	$6,474,209

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Interest income (including $3,034, $1,151, $7,081, and $1,582 from parent)	$147,998	$109,369	$408,623	$288,957
Interest expense	(97,425)	(52,811)	(249,975)	(131,939)

Net interest income	50,573	56,558	158,648	157,018
Provision for losses on loans and real estate owned	(3,107)	(2,578)	(16,158)	(12,624)

Net interest income after provision	47,466	53,980	142,490	144,394
Other income	863	502	2,700	859

Total net revenues	48,329	54,482	145,190	145,253

OPERATING EXPENSES:
Management fee assessed by parent	9,072	6,750	25,193	18,247
Direct general and administrative expenses	1	51	10	112

Total operating expenses	9,073	6,801	25,203	18,359

Net income	39,256	47,681	119,987	126,894
Dividends on preferred stock	(2,495)	(2,495)	(7,484)	(7,484)

Net income available to common stockholders	$36,761	$45,186	$112,503	$119,410

Basic and diluted earnings per common share	$367.61	$451.86	$1,125.03	$1,194.10
Weighted average shares outstanding for basic and diluted	100	100	100	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,987	$126,894
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized loans	(5,070)	(2,388)
Amortization of deferred costs	9,483	782
Provision for losses	16,158	12,624
Unrealized loss (gain) on derivatives and hedged assets	18,669	(6,808)
Adjustment into earnings for gain on derivatives from other comprehensive income	(25,625)	(10,023)
Changes in operating assets and liabilities:
Accrued interest receivable	(2,146)	(8,463)
Derivative assets, including margin account	3,681	17,591
Other assets	(11,010)	(8,725)
Accounts payable and accrued liabilities	13,212	335

Net cash provided by operating activities	137,339	121,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	1,760,681	1,403,252

Net cash provided by investing activities	1,760,681	1,403,252

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	2,381,320	3,003,173
Payments on securitization bond financing	(1,804,207)	(1,417,245)
Net change in credit facilities	(2,344,046)	(2,942,626)
Capital contributions from parent	8,388	3,000
Net increase in receivable from parent	(114,560)	(161,806)
Payments of common stock dividends	(12,300)	(5,000)
Payments of preferred stock dividends	(7,484)	(7,484)

Net cash used in financing activities	(1,892,889)	(1,527,988)

Net (decrease) increase in cash and cash equivalents	5,131	(2,917)
Beginning balance cash and cash equivalents	6,158	4,018

Ending balance cash and cash equivalents	$11,289	$1,101

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

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

The accompanying unaudited financial statements of the REIT have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited financial statements presented herein should be read in conjunction with the audited financial statements and related notes thereto included in the REIT’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The REIT has elected to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the REIT is generally not subject to federal or state income tax to the extent that its distributions to shareholders satisfy the real estate investment trust requirements and certain asset, income and share ownership tests are met.

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

For the Three and Nine Months Ended September 30, 2006 and 2005

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

Loans Held for Investment, Securitization Bond Financing and Provision for Losses

Periodically, Loans Held for Securitization, which are originated by and held in AHL, are contributed at the current carrying amount to the REIT. The carrying amount transferred to the REIT consists of the unpaid principal balance, the net deferred origination fees, the basis adjustment for fair value hedge accounting (from funding to contribution date) and the allowance for loan losses. The loans remain in Loans Held for Securitization for approximately 10 business days prior to the close of the securitization transaction and are thereafter designated as Loans Held for Investment. In June 2006, Accredited closed a $1.4 billion securitization. Collateral of $1.05 billion in mortgage loans was delivered in June with the balance of approximately $350 million delivered in the quarter ended September 30, 2006.

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

Derivative Financial Instruments

As part of the REIT’s interest rate management process, the REIT uses derivative financial instruments such as Eurodollar futures and options. In connection with some of the securitizations structured as financings, the REIT entered into interest rate cap agreements. In connection with six of the securitizations structured as financings, the REIT entered into interest rate swap agreements. It is not the REIT’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

Real Estate Owned

Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by AHL, as servicer, in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less estimated costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred. At September 30, 2006 and December 31, 2005, real estate owned amounting to $35.2 million and $10.5 million, respectively, net of valuation allowances, is included in Other assets.

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Comprehensive income is determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$39,256	$47,681	$119,987	$126,894
Net unrealized gains (losses) on cash flow hedges	(41,010)	20,250	7,778	28,715
Reclassification adjustment into earnings for realized gain on derivatives	(9,919)	(3,871)	(25,624)	(10,023)

Total comprehensive income (loss)	$(11,683)	$64,060	$102,141	$145,586

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At September 30, 2006, 19% and 12% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. At December 31, 2005, 23% and 11% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans did not exceed 10% in any other state at September 30, 2006 and December 31, 2005.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

3. MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage loans held for investment were as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Principal balance	$6,956,819	$6,350,870
Basis adjustment for fair value hedge accounting	(10,515)	(4,766)
Net deferred origination fees	(22,177)	(7,569)
Allowance for loan losses	(120,928)	(98,399)

Loans held for investment, net	$6,803,199	$6,240,136

Allowance for losses on loans held for investment—Activity in the allowance was as follows:

	Balance at Beginning of Period	Contributions from Parent	Provision for Losses	Chargeoffs, net	Balance at End of Period
	(In thousands)
Three Months Ended September 30,:
2006:
Mortgage loans held for investment	$121,247	$2,863	$(2,800)	$(382)	$120,928
Real estate owned	7,762	—	5,907	(3,854)	9,815

Total	$129,009	$2,863	$3,107	$(4,236)	$130,743

2005:
Mortgage loans held for investment	$78,140	$9,685	$317	$(394)	$87,748
Real estate owned	2,995	—	2,261	(847)	4,409

Total	$81,135	$9,685	$2,578	$(1,241)	$92,157

Nine Months Ended September 30,:
2006:
Mortgage loans held for investment	$98,399	$18,315	$5,323	$(1,109)	$120,928
Real estate owned	6,996	—	10,835	(8,016)	9,815

Total	$105,395	$18,315	$16,158	$(9,125)	$130,743

2005:
Mortgage loans held for investment	$54,960	$25,682	$7,691	$(585)	$87,748
Real estate owned	2,028	—	4,933	(2,552)	4,409

Total	$56,988	$25,682	$12,624	$(3,137)	$92,157

The following table summarizes delinquency amounts for mortgage loans and real estate owned before valuation allowance:

	At September 30, 2006		At December 31, 2005
	Total Principal Amount	Delinquent Principal Over 90 Days	Total Principal Amount	Delinquent Principal Over 90 Days
	(In thousands)
Mortgage loans held for investment	$6,956,819	$130,462	$6,350,870	$70,990
Real estate owned	45,047	45,047	17,490	17,490

Total	$7,001,866	$175,509	$6,368,360	$88,480

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

4. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

The REIT uses hedge accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for investment. At September 30, 2006 and December 31, 2005, fair value hedge basis adjustments of ($10.5 million) and ($4.8 million) are included as additions to loans held for investment. No hedge ineffectiveness associated with fair value hedges was recorded in earnings during the three or nine months ended September 30, 2006 or 2005, as the REIT has discontinued fair value hedge accounting on loans held for investment.

Cash Flow Hedges

The REIT utilizes cash flow hedging and cash flow hedge accounting on its securitization debt under SFAS No. 133. Effective unrealized (losses) gains associated with cash flow hedges of $(41.0 million) and $20.2 million were recorded in other comprehensive income during the three months ended September 30, 2006 and 2005, respectively. Effective unrealized gains, net of effective unrealized losses, associated with cash flow hedges of $7.8 million and $28.7 million were recorded in other comprehensive income during the nine months ended September 30, 2006 and 2005, respectively. Other comprehensive income is reported as a component of stockholders’ equity. These contracts settle on various dates ranging from September 2006 to September 2015. A total of $14.6 million in net effective gains, included in other comprehensive income at September 30, 2006, is expected to be recognized in earnings during the next twelve months. Hedge ineffectiveness gains (losses) associated with cash flow hedges of ($1.6 million) and $1.5 million was recorded in earnings during the three months ended September 30, 2006 and 2005, respectively, and are included as a component of interest expense in the statements of operations. Hedge ineffectiveness gains (losses) associated with cash flow hedges of ($0.2 million) and $2.0 million was recorded in earnings during the nine months ended September 30, 2006 and 2005, respectively, and are included as a component of interest expense in the Consolidated Statements of Operations.

Futures Contracts, Options Contracts, Interest Rate Swap and Cap Agreements and Margin Accounts

At September 30, 2006, the REIT had outstanding Eurodollar futures contracts, options contracts and interest rate swap agreements that were designated as hedge instruments, as well as interest rate cap agreements. The fair value of the options contracts, interest rate swap and cap agreements, and the fair value of the margin account balances required for these derivatives and the futures contracts were as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Options contracts	$3,047	$4,792
Interest rate cap and swap agreements	6,947	12,113
Futures contracts	5,439	8,099

Total fair value of derivatives	15,433	25,004
Margin account balances	31,483	40,343

Derivative assets, including margin account	$46,916	$65,347

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

The change in fair value of derivative financial instruments, and the related hedged liability recorded in the statement of operations was as follows:

	Interest Income	Interest Expense	Total
	(In thousands)
Three Months Ended September 30,:
2006:
Net unrealized gain (loss)	$1,883	$(7,339)	$(5,456)
Net realized gain	—	15,703	15,703

Total	$1,883	$8,364	$10,247

2005:
Net unrealized loss	$(1,046)	$(3,970)	$(5,016)
Net realized gain	—	9,372	9,372

Total	$(1,046)	$5,402	$4,356

Nine Months Ended September 30,:
2006:
Net unrealized gain (loss)	$3,860	$(22,529)	$(18,669)
Net realized gain	—	47,930	47,930

Total	$3,860	$25,401	$29,261

2005:
Net unrealized loss	$(4,506)	$(11,314)	$(15,820)
Net realized gain	—	24,659	24,659

Total	$(4,506)	$13,345	$8,839

5. CREDIT FACILITIES

AHL and the REIT have entered into aggregate warehouse facilities to permit the securitization of mortgage loans. AHL is the primary obligor under these facilities until the loans are contributed to the REIT for securitization. The REIT then becomes the primary obligor until the loans are securitized, a period of 30 days or less. Each of the facility agreements has cross-default and cross-collateralization provisions and AHL provides a guarantee of the REIT’s obligations under the facilities during the time that the REIT owns the mortgage loans.

Amounts outstanding on these warehouse facilities at September 30, 2006 and December 31, 2005 were collateralized by unsold portions of the securitized debt.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

6. SECURITIZATION BOND FINANCING

Securitization bond financing consisted of the following:

	Balance		Interest Rate Range		Final Stated Maturity
	9/30/2006	12/31/2005	Fixed	Variable (LIBOR+)
	(in thousands)
2002—two securitizations	$81,845	$136,634	4.48% - 4.93%	.32% - .50%	2033
2003—three securitizations	264,558	406,650	3.58% - 4.46%	.35% - .38%	2034
2004—four securitizations	1,278,576	1,882,537	2.90% - 5.25%	.15% - 2.50%	2035
2005—four securitizations	2,922,695	3,747,597	N/A	.08% - 2.50%	2035
2006—two securitizations	2,215,188	—	N/A	.04% - 2.10%	2036

	6,762,862	6,173,418
Unamortized bond discounts	(2,894)	(3,532)

Total securitization bond financing, net	$6,759,968	$6,169,886

The bonds are collateralized by loans held for investment with an aggregate outstanding principal balance of $7.0 billion and $6.4 billion as of September 30, 2006 and December 31, 2005, respectively.

Unamortized debt issuance costs, included in other assets, are $25.9 million and $19.7 million at September 30, 2006 and December 31, 2005, respectively.

Amounts collected on the mortgage loans are remitted to the respective trustees, who in turn distribute such amounts each month to the bondholders, together with other amounts received related to the mortgage loans, net of fees payable to the REIT, to Accredited Home Lenders, Inc. as servicer, the trustee and the insurer of the bonds. Any remaining funds after payment of fees and distribution of principal and interest is known as excess interest.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

The following table summarizes the expected repayments relating to the securitization bond financing at September 30, 2006. Amounts listed as bond payments are based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

(In thousands)
Three months ending December 31, 2006	$430,036
Year Ending December 31:
2007	2,444,937
2008	1,378,942
2009	797,917
2010	514,034
2011	344,147
Thereafter	852,849
Discount	(2,894)

Total	$6,759,968

7. INCOME TAXES AND DISTRIBUTION OF EARNINGS

With the filing of its first Federal income tax return on September 9, 2005, the REIT elected to be treated as a real estate investment trust for income tax purposes in accordance with certain provisions of the Internal Revenue Code of 1986. As a result of this election, the REIT is generally not subject to federal or state income tax to the extent that it distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust. Currently the REIT plans to distribute substantially all of its taxable income to its common and preferred shareholders.

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(In thousands)
Federal income tax at statutory rate	$13,739	$16,688	$41,995	$44,413
Preferred stock dividends at statutory rate	(873)	(873)	(2,619)	(2,619)
Common stock dividends paid deduction and other	(12,866)	(15,815)	(39,376)	(41,794)

Total provision	$—	$—	$—	$—

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

9.75% Series A Perpetual Cumulative Preferred Shares

The REIT’s Board of Trustees has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At September 30, 2006 and December 31, 2005, there were 4,093,678 preferred shares issued and outstanding.

In March, June and September 2006, the REIT’s board of trustees declared quarterly cash dividends on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15 and September 15, which aggregated $7.5 million for the nine months ended September 30, 2006 and 2005.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter. In addition, commencing with each of the four quarters ending December 31, 2005, the REIT is also required to maintain cumulative unencumbered cash flow (as defined in the agreement) greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of September 30, 2006, the REIT was in compliance with the covenants applicable to date in 2006.

AHLHC irrevocably and unconditionally has agreed to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or AHLHC may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares; (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT; and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. AHLHC’s guarantee is subordinated in right of payment to AHLHC’s indebtedness, on parity with the most senior class of AHLHC’s preferred stock and senior to AHLHC’s common stock.

9. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the six-month LIBOR plus 1.0%. Management fee expense under this agreement totaled $9.1 million and $6.8 million for the three months ended September 30, 2006 and 2005, respectively. Interest income under this agreement totaled $3.0 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively. Management fee expense under this agreement totaled $25.2 million and $18.2 million for the nine months ended September 30, 2006 and 2005, respectively. Interest income under this agreement totaled $7.0 million and $1.6 million for the nine months ended September 30, 2006 and 2005, respectively. The net receivable from parent results from advances of excess cash holdings by the REIT to AHL. AHL utilizes the funds advanced to pay down its warehouse lines. The net receivable will be liquidated at the time the REIT pays common stock dividends to AHL. Pursuant to the right of offset under the agreement between the parties, the net receivable will accrue interest at an annual rate equal to the six-month LIBOR plus 10%.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2006 and 2005

10. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information:

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$260,828	$144,911

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$27,558	$5,538

Unrealized gains on cash flow hedges recorded to other comprehensive income	$7,778	$28,715

Detail of assets and liabilities contributed from parent:
Cash contributions	$8,388	$3,000
Mortgage loans, net of reserves	2,376,980	3,019,222
Other net assets (liabilities)	(29,286)	(11,932)
Outstanding balances on warehouse credit facilities	(2,344,773)	(2,942,223)

Assets in excess of liabilities contributed	$11,309	$68,067

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

Historically, we have generated the majority of our earnings and cash flows from whole loan sales. During the third quarter, earnings and cash flows from our securitization portfolio exceeded the profit contribution from whole loan sales. We expect our securitization portfolio to contribute significantly to future earnings and cash flows. However, market premiums paid on whole loan sales and the level of whole loan sales could result in the relative profit contribution from our securitization program and whole loan sales to fluctuate in relative size over time. Our securitization transactions will continue to be legally structured as sales, but for accounting purposes will be structured as a financing. Accordingly, the loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the securitization. This “portfolio-based” accounting closely matches the recognition of income with the actual receipt of cash payments.

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

Results Of Operations

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Executive Summary

•	Net income was $18.4 million for the three months ended September 30, 2006, or $0.83 per diluted share, a decrease of 55.4% from $41.3 million, or $1.87 per diluted share in 2005.

•	The decrease in net income was primarily driven by a decrease in total revenue of 24.7% and an increase in operating expenses of 12.3% from the three months ended September 30, 2005.

•	Origination costs net of points and fees declined to 1.53% of loans originated during the three months ended September 30, 2006 from 1.57% during the same period in 2005.

Net Revenues

Net revenues and key indicators that affect our net revenues are as follows for the three months ended September 30:

	2006	2005	Change	% Change
	(Dollars in thousands)
Interest income(1)	$207,343	$164,147	$43,196	26.3%
Interest expense(2)	(138,197)	(84,571)	(53,626)	63.4%

Net interest income	69,146	79,576	(10,430)	(13.1%)
Provision for losses(3)	(9,673)	(15,427)	5,754	37.3. %

Net interest income after provision(3)	59,473	64,149	(4,676)	(7.3%)
Gain on sale of loans(3)	47,288	81,904	(34,616)	(42.3%)
Loan servicing income	3,642	3,243	399	12.3%
Other income	3,906	2,460	1,446	58.8%

Total net revenues	$114,309	$151,756	$(37,447)	(24.7%)

Net interest income after provision as percentage of net revenues	52.0%	42.3%
Gain on sale of loans as a percentage of net revenues	41.4%	54.0%
Mortgage loan originations	$4,229,041	$4,492,719	$(263,678)	(5.9%)
Whole loan sales	$3,670,353	$2,979,088	$691,265	23.2%
Mortgage loans securitized	$349,858	$1,120,042	$(770,184)	(68.8%)
Average portfolio of mortgage loans	$10,202,292	$8,495,639	$1,706,653	20.1%
Annualized interest income as a percentage of average inventory of mortgage loans	8.13%	7.73%
Average outstanding borrowings	$9,975,903	$8,131,966	$1,843,937	22.7%

(1)	Interest income includes prepayment penalty income and gains and losses from hedging activities.
(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.
(3)	We changed the presentation of our consolidated statements of operations to report provision for losses on repurchases and provision for market reserve on loans held for sale, as reductions to gain on sale of loans for the year ended December 31, 2005. Previously these amounts were included in provision for losses. All interim periods for 2005 have been reclassified to conform to this presentation.

Interest Income. Interest income increased 26.3% during the three months ended September 30, 2006 from the comparable period in 2005 reflecting the 20.1% increase in our average portfolio of mortgage loans during the period and an increase in the weighted average interest rates earned on mortgage loans during the three months ended September 30, 2006 when compared to the same period in 2005. The increase in our average inventory of mortgage loans is due to an increase in loans retained on our balance sheet through securitizations.

Interest Expense. The increase in interest expense during the three months ended September 30, 2006 of 63.4% reflects an increase in our average outstanding borrowings, which increased from $8.1 billion during the three months ended September 30, 2005 to $10.0 billion during the same period in 2006, or 22.7% and an increase in our average borrowing rates. The average rate on our warehouse lines increased from 4.28% during the three months ended September 30, 2005 to 5.84% during the same period in 2006. In addition, the interest cost on our securitizations increased from 4.01% during the three months ended September 30, 2005 to 5.43% during the same period in 2006.

The components of our net interest margin are as follows for the three months ended September 30:

	2006			2005
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Warehouse:
Interest income	$57,047	$2,760,936	8.26%	$58,670	$3,115,998	7.53%
Other interest income	—		0.00	(164)		(0.02)
Interest expense	(36,774)	2,461,845	(5.84)	(32,316)	2,935,474	(4.28)
Other interest expense	(1,795)		(0.29)	(1,227)		(0.17)

Spread	18,478		2.13%	24,963		3.06%

Securitizations:
Interest income	132,992	7,441,356	7.15%	92,481	5,379,641	6.88%
Other interest income	17,304		0.93	13,160		0.98
Interest expense	(104,102)	7,514,058	(5.43)	(53,304)	5,196,492	(4.01)
Other interest expense	4,474		0.24	2,276		0.18

Spread	50,668		2.89%	54,613		4.02%

Net interest margin	$69,146	$10,202,292	2.83%	$79,576	$8,495,639	3.84%

The net interest spread for our portfolio loans (loans held for sale and loans held for securitization) declined from 3.06% during the three months ended September 30, 2005 to 2.13% for the comparable period in 2006. This is due to a higher borrowing cost, which is indexed to either One-Month, or overnight LIBOR, which outpaced an increase in the average customer loan rate. Other Interest Expense consists primarily of amortized facility fees. The decline in net interest margin resulted from continued pricing pressure in the industry and a flat yield curve.

The net interest spread for our securitized loans declined from 4.02% during the three months ended September 30, 2005 to 2.89% for the comparable period in 2006. The decline reflects higher cost of borrowings due to market interest rates increasing, partially offset by increases in coupon rate. Other interest income consists primarily of prepayment penalties and other interest expense is primarily gains from hedging.

Provision for Losses. The provision for losses is comprised of the following for the three months ended September 30:

	2006	2005	Change	% Change
	(Dollars in thousands)
Current period provision for:
Loans held for investment	$(778)	$11,847	$(12,625)	(106.6%)
Real estate owned	10,451	3,580	6,872	191.9%

Total provision for losses	$9,673	$15,427	$(5,754)	(37.3%)

Reserve balance at period end:
Loans held for investment	$124,173	$95,728	$28,445	29.7%

Principal balance at period end:
Loans held for investment	$7,396,819	$6,685,780	$711,039	10.6%

Reserve balance on loans as a percentage of the principal balance at period end	1.7%	1.4%

The decrease in provision for losses on loans held for investment was primarily due to a decline in the loans outstanding for the current quarter versus growth in the loans outstanding for the third quarter of last year. The provision for losses on real estate owned increased 191.9% for the three months ended September 30, 2006, as compared to the same period in 2005 as a result of the increase in the level of real estate owned held at the end of the reporting periods partially offset by lower loss severity levels recently.

The ratio of loss reserve to principal outstanding at September 30, 2006, increased to 1.7% from 1.4% for the same period in 2005. The increase is due primarily to an increase in the average age of the portfolio and higher delinquency levels on recent vintages.

Gain on Sale of Loans. The components of the gain on sale of loans is as follows for the three months ended September 30:

	2006		2005
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Gain on whole loan sales(1)	$75,136	2.05%	$84,099	2.82%
Net gain (loss) on derivatives	(6,951)	(0.19)	7,870	0.26

Net premium received on whole loan sales	68,185	1.86	91,969	3.08
Provisions for reserves (2)	(31,026)	(0.85)	(5,203)	(0.17)
Direct loan origination fees (expenses)	10,128	0.28	(4,862)	(0.16)

Total net gain on sale of loans	$47,288	1.29%	$81,904	2.75%

Whole loan sales	$3,670,353		$2,979,088

(1)	The percentage is determined by dividing the gain by whole loan sales.
(2)	We changed the presentation of our consolidated statements of operations to report provision for losses on repurchases and provision for market reserve on loans held for sale, as reductions to gain on sale of loans for the year ended December 31, 2005. Previously these amounts were included in provision for losses. All interim periods for 2005 are being reclassified to conform to this presentation.

Total net gain on sale of loans decreased 42.3% during the three months ended September 30, 2006 from the comparable period in 2005 due to a decrease in net premium received associated with lower net interest margins in the current competitive environment. In addition, the net gain on sales decreased as a result of higher provisions for repurchases and premium recapture and an increase in the provision for lower of cost of market valuation due to higher delinquencies in loans held for sale offset in part by an increase in the direct loan origination fees earned.

Loan Servicing Income. Loan servicing income increased 12.3% during the three months ended September 30, 2006 from the comparable period in 2005 due primarily to the increase in assets serviced on an interim basis on behalf of our whole loan sales customers and an increase in ancillary fees earned.

Other Income. Other income increased 58.8% during the three months ended September 30, 2006 from the comparable period in 2005 due primarily to the increase in the earnings on bank accounts as a result of higher interest rates during the current period and an increase in the revenues from the mortgage settlement services business.

Operating Expenses. Operating expenses are as follows for the three months ended September 30:

	2006	2005	Change	% Change
	(Dollars in thousands)
Salaries, wages and benefits	$54,571	$48,378	$6,193	12.8%
General and administrative	16,285	15,441	844	5.5%
Occupancy	6,655	5,247	1,408	26.9%
Advertising and promotion	5,635	5,388	247	4.6%
Depreciation and amortization	4,989	3,999	990	24.8%

Total operating expenses	$88,135	$78,453	$9,682	12.3%

Total serviced loans at period end	$9,394,575	$9,176,234	$218,341	2.4%
Total number of employees at period end	3,164	2,639	525	19.9%

Salaries, Wages and Benefits. Salaries, wages and benefits increased 12.8% during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to staff growth and the related salaries, partially offset by lower bonuses and commissions.

General and Administrative. General and administrative expenses increased 5.5% during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due primarily to the increase in technology related costs.

Occupancy. Occupancy expenses increased 26.9% due to increased leasing costs associated with the expansion of various wholesale, retail, and administrative offices.

Advertising and Promotion. Advertising and promotion expenses increased 4.6% during the three months ended September 30, 2006 due primarily to increased spending on referrals and leads to support our growth in retail loan originations.

Depreciation and Amortization. Depreciation and amortization increased 24.8% during the three months ended September 30, 2006 due primarily to additional investments in technology and infrastructure.

Net Cost to Originate. We monitor our net cost to originate mortgage loans, as we believe that it provides a measurement of efficiency in our mortgage loan origination process. The calculation of this net cost to originate is as follows for the three months ended September 30:

	2006	2005	% Change
	(Dollars in thousands)
Total operating expenses	$88,135	$78,453
Add: deferred direct loan origination expenses(1)	13,416	17,419
Less: servicing cost(2)	(8,534)	(5,809)

Loan origination expenses	93,017	90,063
Less: deferred net origination points and fees(3)	(28,236)	(19,231)

Net cost to originate	$64,781	$70,832	(8.5%)

Total mortgage loan originations	$4,229,041	$4,492,719	(5.9%)
Net cost to originate as percentage of volume	1.53%	1.57%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with Financial Accounting Standard No. 91. These items are included in origination expenses to reflect the complete economic operating expenses for the period.
(2)	Consists of direct expenses and corporate overhead allocated to servicing activities.
(3)	Deferred net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers on all loans originated during the period.

The reduction in our net cost to originate mortgage loans as a percentage of total mortgage loan origination volume from 1.57% for the three months ended September 30, 2005 to 1.53% for the same period in 2006 is a result of increased points and fees collected which more than offsets the increase in loan origination expenses.

Income Taxes. The provision for income taxes as a percentage of pre-tax income was 20.0% for the three months ended September 30, 2006, as compared with 40.3% for the same period in 2005. This reduction was caused by refinements in our estimates of the components of book and tax income for the full year 2006. The full impact of these changes was included in our estimate of book and tax income as they occurred or as we became aware of them. Unique to the third quarter of 2006 was our ability to utilize loss carry-forwards generated by our Canadian subsidiary against its operating profit. Other significant changes to our third quarter tax provision included the true-up of our estimated effective state income tax rate and the impact resulting from the settlement or clarification of tax positions taken in prior years. The two major components of our effective tax rate are the Federal corporate tax rate of 35% and the effective state income tax rate. We operate and pay tax in nearly every state. Changes in our effective state tax rate occur due to changes in the relative level of our business activities amongst the various states and the differing tax burden imposed by the states we do business in. These two factors combined to cause a slight increase in our effective 2006 state tax rate as compared to 2005.

REIT Operating Results. Net revenues for the REIT were $48.3 million for the three months ended September 30, 2006, resulting primarily from net interest income after provision for losses on loans held for investment. The REIT incurred expenses of $9.1 million for the same period related to servicing and management fees charged by AHL in accordance with an administration and servicing agreement between the two parties. Resulting net income for the same period was $36.8 million.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Executive Summary

•	Net income was $95.5 million for the nine months ended September 30, 2006, or $4.28 per diluted share, a decrease of 14.8% from $112.2 million, or $5.11 per diluted share in 2005.

•	The decrease in net income was primarily driven by a decrease in net revenues of 2.2% and an increase in operating expenses of 11.9%.

•	Origination costs net of points and fees declined to 1.48% of loans originated during the nine months ended September 30, 2006 from 1.73% during the same period in 2005.

Net Revenues

Net revenues and key indicators that affect our net revenues are as follows for the nine months ended September 30:

	2006	2005	Change	% Change
	(Dollars in thousands)
Interest income(1)	$606,850	$430,194	$176,656	41.1%
Interest expense(2)	(377,308)	(207,022)	(170,286)	(82.3%)

Net interest income	229,542	223,172	6,370	2.9%
Provision for losses(3)	(39,273)	(46,378)	7,105	15.3%

Net interest income after provision(3)	190,269	176,794	13,475	7.6%
Gain on sale of loans(3)	198,514	227,799	(29,285)	(12.9%)
Loan servicing income	11,081	8,082	2,999	37.1%
Other income	9,306	5,800	3,506	60.5%

Total net revenues	$409,170	$418,475	$(9,305)	(2.2%)

Net interest income after provision as percentage of net revenues	46.5%	42.2%
Gain on sale of loans as a percentage of net revenues	48.5%	54.4%
Mortgage loan originations	$11,895,778	$11,862,013	$33,765	0.3%
Whole loan sales	$10,385,612	$7,915,870	$2,469,742	31.2%
Mortgage loans securitized	$2,403,685	$3,045,080	$(641,395)	(21.1%)
Average portfolio of mortgage loans	$10,124,856	$7,524,187	$2,600,669	34.6%
Annualized interest income as a percentage of average inventory of mortgage loans	7.99%	7.62%
Average outstanding borrowings	$9,803,821	$7,139,307	$2,664,514	37.3%

(1)	Interest income includes prepayment penalty income and gains and losses from hedging activities.
(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.
(3)	We changed the presentation of our consolidated statements of operations to report provision for losses on repurchases and provision for market reserve on loans held for sale, as reductions to gain on sale of loans for the year ended December 31, 2005. Previously these amounts were included in provision for losses. All interim periods for 2005 are being reclassified to conform to this presentation.

Interest Income. Interest income increased 41.1% during the nine months ended September 30, 2006 from the comparable period in 2005 reflecting the 34.6% increase in our average portfolio of mortgage loans during the period and an increase in the weighted average interest rates earned on mortgage loans during the nine months ended September 30, 2006 when compared to the same period in 2005. The increase in our average inventory of mortgage loans is a result of our securitization program.

Interest Expense. The increase in interest expense during the nine months ended September 30, 2006 of 82.3% reflects an increase in our average outstanding borrowings, which increased from $7.1 billion during the nine months ended September 30, 2005 to $9.8 billion during the same period in 2006, or 37.3% and an increase in our average borrowing rates. The average rate on our warehouse lines increased from 3.99% during the nine months ended September 30, 2005 to 5.52% during the same period in 2006. In addition, the interest cost on our securitizations increased from 3.71% during the nine months ended September 30, 2005 to 5.11% during the same period in 2006.

The components of our net interest margin are as follows for the nine months ended September 30:

	2006			2005
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(Dollars in thousands)
Warehouse:
Interest income	$202,966	$3,309,005	8.18%	$150,314	$2,670,973	7.50%
Other interest income	—		0.00	4		0.00
Interest expense	(124,405)	2,988,596	(5.52)	(74,258)	2,457,890	(3.99)
Other interest expense	(4,994)		(0.22)	(5,482)		(0.30)

Spread	73,567		2.44%	70,578		3.21%

Securitizations:
Interest income	361,445	6,815,850	7.07%	249,698	4,853,213	6.86%
Other interest income	42,439		0.83	30,178		0.83
Interest expense	(263,597)	6,815,225	(5.11)	(131,919)	4,681,417	(3.71)
Other interest expense	15,688		0.31	4,637		0.13

Spread	155,975		3.10%	152,594		4.11%

Net interest margin	$229,542	$10,124,855	3.07%	$223,172	$7,524,187	3.99%

The net interest spread for our warehouse loans (loans held for sale and loans held for securitization) declined from 3.21% during the nine months ended September 30, 2005 to 2.44% for the comparable period in 2006. This is due to a higher borrowing cost, which is indexed to either One-Month, or overnight LIBOR, which outpaced an increase in the average customer loan rate. This decline in the margin earned was the result of continuing pricing pressure in the industry and a flat yield curve.

The net interest spread for our securitized loans declined from 4.11% during the nine months ended September 30, 2005 to 3.10% for the comparable period in 2006. The decline reflects higher cost of borrowings due to market interest rates increasing, partially offset by increases in coupon rate. Other interest income consists primarily of prepayment penalties and other interest expense is primarily gains from hedging.

Provision for Losses. The provision for losses is comprised of the following for the nine months ended September 30:

	2006	2005	Change	% Change
	(Dollars in thousands)
Current period provision for:
Loans held for investment	$19,254	$36,129	$(16,875)	(46.7%)
Real estate owned	20,019	10,249	9,770	95.3%

Total provision for losses	$39,273	$46,378	$(7,105)	(15.3%)

Reserve balance at period end:
Loans held for investment	$124,173	$95,728	$28,445	29.7%

Principal balance at period end:
Loans held for investment	$7,396,819	$6,685,780	$711,039	10.6%

Reserve balance on loans as a percentage of the principal balance at period end	1.7%	1.4%

The provision for losses related to loans held for investment decreased 46.7% for the nine months ended September 30, 2006, as compared to the same period in 2005. The decrease in provision for losses on loans held for investment was primarily due to the lower growth rate of securitization assets in 2006 as compared to 2005. The provision for losses on real estate owned increased 95.3% for the nine months ended September 30, 2006, as compared to the same period in 2005 as a result of the increase in the level of real estate owned held at the end of the reporting periods partially offset by lower loss severity levels recently.

The ratio of loss reserve to principal outstanding at September 30, 2006, increased to 1.7% from 1.4% for the same period in 2005. The increase is due primarily to an increase in the average age of the portfolio and higher delinquency levels on recent vintages.

Gain on Sale of Loans. The components of the gain on sale of loans are as follows for the nine months ended September 30:

	2006		2005
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Gain on whole loan sales(1)	$207,188	1.99%	$234,995	2.97%
Gain on sale of loans required in clean-up call			3,172.04
Net gain (loss) on derivatives	9,371	0.09	13,634	0.17

Net premium received on whole loan sales	216,559	2.08	251,801	3.18
Provisions for reserves (2)	(41,284)	(0.39)	(14,013)	(0.17)
Direct loan origination fees (expenses)	23,239	0.22	(9,989)	(0.13)

Total net gain on sale of loans	$198,514	1.91%	$227,799	2.88%

Whole loan sales	$10,385,612		$7,915,870

(1)	The percentage is determined by dividing the gain by whole loan sales.
(2)	We changed the presentation of our consolidated statements of operations to report provision for losses on repurchases and provision for market reserve on loans held for sale, as reductions to gain on sale of loans for the year ended December 31, 2005. Previously these amounts were included in provision for losses. All interim periods for 2005 are being reclassified to conform to this presentation.

Total net gain on sale of loans decreased 12.9% during the nine months ended September 30, 2006 from the comparable period in 2005 due to a reduction in premium on loan sold resulting from lower net interest margins in the current competitive environment. In addition, the net gain on sale decreased as a result of higher provisions for repurchases and premium recapture and higher market value allowance caused by higher delinquencies, offset in part by the increased volume of whole loan sales and higher loan origination fees earned.

Loan Servicing Income. Loan servicing income increased 37.1% during the nine months ended September 30, 2006 from the comparable period in 2005 due primarily to the increase in assets serviced on an interim basis on behalf of our whole loan sales customers and an increase in ancillary fees earned.

Other Income. Other income increased 60.5% during the nine months ended September 30, 2006 from the comparable period in 2005 due primarily to the increase in the earnings on bank accounts as a result of higher interest rates during the current period and an increase in the revenues from the mortgage settlement services business.

Operating Expenses. Operating expenses are as follows for the nine months ended September 30:

	2006	2005	Change	% Change
	(Dollars in thousands)
Salaries, wages and benefits	$151,371	$140,501	$10,870	7.7%
General and administrative	46,978	41,019	5,959	14.5%
Occupancy	19,392	15,694	3,698	23.6%
Advertising and promotion	16,094	13,480	2,614	19.4%
Depreciation and amortization	14,110	10,929	3,181	29.1%

Total operating expenses	$247,945	$221,623	$26,322	11.9%

Total serviced loans at period end	$9,394,575	$9,176,234	$218,341	2.4%
Total number of employees at period end	3,164	2,639	525	19.9%

Salaries, Wages and Benefits. Salaries, wages and benefits increased 7.7% during the nine months ended September 30, 2006 due to the recognition of approximately $3.9 million in stock option expense as a result of SFAS 123R and an increase in salaries associated with staff growth offset by a decrease in incentive compensation associated with lower revenue per loan.

General and Administrative. General and administrative expenses increased 14.5% during the nine months ended September 30, 2006 primarily from increases in technology related costs.

Occupancy. Occupancy expenses increased 23.6% due to increased leasing costs associated with the expansion of five of our wholesale origination centers and the consolidation of our San Diego offices in a new office complex.

Advertising and Promotion. Advertising and promotion expenses increased 19.4% during the nine months ended September 30, 2006 due primarily to increased spending on referrals and leads to support our growth in retail loan originations.

Depreciation and Amortization. Depreciation and amortization increased 29.1% during the nine months ended September 30, 2006 due primarily to additional investments in technology and infrastructure.

Net Cost to Originate. We monitor our net cost to originate mortgage loans, as we believe that it provides a measurement of efficiency in our mortgage loan origination process. The calculation of this net cost to originate is as follows for the nine months ended September 30:

	2006	2005	% Change
	(Dollars in thousands)
Total operating expenses	$247,945	$221,623
Add: deferred direct loan origination expenses(1)	40,276	47,345
Less: servicing cost(2)	(23,527)	(17,507)

Loan origination expenses	264,694	251,461
Less: deferred net origination points and fees(3)	(88,050)	(46,132)

Net cost to originate	$176,644	$205,329	(13.9%)

Total mortgage loan originations	$11,895,777	$11,862,013	0.3%
Net cost to originate as percentage of volume	1.48%	1.73%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with Financial Accounting Standard No. 91. These items are included in origination expenses to reflect the complete economic operating expenses for the period.
(2)	Consists of direct expenses and corporate overhead allocated to servicing activities.
(3)	Deferred net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers on all loans originated during the period.

The reduction in our net cost to originate mortgage loans as a percentage of total mortgage loan origination volume from 1.73% for the nine months ended September 30, 2005 to 1.48% for the same period in 2006 is primarily a result of increased points and fees collected.

Income Taxes. The decrease in our effective tax rate from 39.2% for the nine months ended September 30, 2005 to 36.1% for the same period in 2006 was due to refinements in our estimates of the components of book and tax income for the full year 2006. We included the impact of these changes in our estimate of book and tax income as they occurred or as we became aware of them. During the third quarter of 2006 we were able to utilize for the first time loss carry-forwards generated by our Canadian subsidiary against its current operating profit. Other significant changes to our third quarter tax provision included the true-up of our estimated effective state income tax rate and the impact resulting from the settlement or clarification of tax positions taken in prior years.

The two major components of our effective tax rate are the Federal corporate tax rate of 35% and the effective state income tax rate. We operate and pay tax in nearly every state. Changes in our effective state tax rate occur principally as a result of changes in the relative level of our business activities amongst the various states and the differing tax burden imposed by the states we do business in.

REIT Operating Results. Net revenues for the REIT were $145.2 million for the nine months ended September 30, 2006, resulting primarily from net interest income after provision for losses from securitizations. The REIT incurred expenses of $25.2 million for the same period related to servicing and management fees charged by AHL in accordance with an administration and servicing agreement between the two parties. Resulting net income for the same period was $112.5 million.

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

On September 14, 2006, the Board of Directors authorized Accredited to repurchase up to 5 million shares of the Company’s stock from time to time through October 1, 2007. Under the program adopted by the Board, shares of Accredited’s common stock may be repurchased from time to time in both privately negotiated and open market transactions, including pursuant to a 10b5-1 plan, subject to management’s evaluation of market conditions, applicable legal requirements and other factors. A 10b5-1 plan allows Accredited to repurchase shares at times when it would ordinarily not be in the market because of its trading policies. The repurchases may be commenced or suspended at any time without prior notice and without further announcement. As of November 8, 2006, Accredited had repurchased 1,000,000 shares.

Our liquidity strategy is to maintain sufficient and diversified credit facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to maintain the ability to execute our own securitizations. This provides us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate. Net cash used in operating activities totaled $1.7 billion and $3.8 billion during the nine months ended September 30, 2006 and 2005, respectively. The negative cash flow from these periods reflects primarily our funding of loans held for sale and investment that are either not entirely sold in the same period or financed with proceeds reported in our cash flows from financing activities. At September 30, 2006, Accredited had approximately $201.4 million of unrestricted cash compared to $44.7 million at December 31, 2005. The increase was partially due to having approximately $80 million on hand for the purchase of Aames.

Credit Facilities

We use our various credit facilities to finance the funding of our loan originations. We sell or securitize our mortgage loans generally within one to four months from origination and use the proceeds primarily to pay down the warehouse credit facilities. At September 30, 2006, we had voluntary and recoverable warehouse line paydowns of $149.4 million that increased our warehouse line availability by a corresponding amount. These voluntary and recoverable warehouse line paydowns plus cash of $201.4 million brought our total liquidity to $350.8 million at September 30, 2006. All of our current warehouse credit facilities are committed lines. The majority of our current warehouse credit facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documents.

Except as otherwise noted below, all of our credit facilities accrue interest at a rate based upon one-month LIBOR plus a specified spread and as of November 3, 2006 have other material terms and features as follows:

	Total Facility Amount	Maximum Portion Available for Wet Funding	Expiration Date
	(in millions)
Goldman Sachs Mortgage Company	$660	$120	Dec 15, 2007
Merrill Lynch Bank USA	650	260	Feb 14, 2007
Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc	650	163	Jul 31, 2007
IXIS Real Estate Capital Inc.	600	240	Aug 14, 2007
Credit Suisse First Boston Mortgage Capital LLC(1)	600	240	Dec 29, 2006
Lehman Brothers Bank, FSB	500	110	Jun 29, 2007
Residential Funding Corporation	300	150	Jan 31, 2007
JP Morgan Chase	75	n/a	Sep 27, 2007
HSBC Mortgage Services Warehouse Lending Inc.	40	40	Nov 30, 2006
Merrill Lynch Canada Capital Inc (Canadian Dollar)(2)	200	—	Jun 28, 2007

Total	$4,275	$1,323

(1)	Bears interest at overnight LIBOR plus a specified spread.
(2)	Bears interest at one-month Bankers’ Acceptance rate plus a spread.

One or more of our credit facilities include sublimits for aged and delinquent loans, as well as for real estate owned (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure) and subordinated asset-backed bonds.

Our warehouse and other credit facilities contain customary covenants including maximum leverage, minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if we default under one facility, it would generally trigger a default under our other facilities. As of September 30, 2006, we were in compliance with all covenant requirements for each of the facilities.

On November 6, Accredited signed a $100 million master repurchase agreement with JP Morgan Chase Bank, N.A. The agreement will provide available funds for the financing of certain owner trust certificates and retained bonds related to our securitizations. The advances will accrue interest at one-month libor plus a spread, the amount of which varies according to the advance rate and the collateral.

Asset Backed Commercial Paper Facility

Accredited maintains a $2.5 billion asset-backed commercial paper (“ABCP”) program utilizing short-term secured liquidity notes (“SLNs”) with initial maturities ranging from one to one hundred eighty days. As additional security under this program, AHL issued $80.0 million of subordinated notes maturing in $40 million increments on May 26, 2010 and August 25, 2011. In support of the ABCP program, Accredited established a special purpose, bankruptcy remote Delaware statutory trust. The trust entered into agreements with third parties who act as back-up liquidity providers. The SLNs bear interest at customary commercial paper market rates (5.43% at September 30, 2006), which vary depending on the prevailing market conditions.

At September 30, 2006, Accredited had $739.8 million outstanding; the facility is collateralized by mortgage loans held for sale or securitization and certain restricted cash balances.

REIT Activity

At September 30, 2006 the REIT had cash of $11.3 million, an increase of $5.1 million from December 31, 2005. During the nine months ended September 30, 2006, net cash provided by operating activities totaled $137.3 million, net cash provided by investing activities totaled $1.8 billion and net cash used in financing activities totaled $1.9 billion.

In June 2006, Accredited closed a $1.4 billion securitization. Collateral of $1.05 billion in mortgage loans was delivered in June with the balance of approximately $350 million delivered in the quarter ended September 30, 2006.

The securitizations utilize a senior/subordinated structure consisting of senior and subordinated notes with a final stated maturity date in approximately thirty years. The securitizations are structured as a financing; therefore, both the mortgage loans and the debt represented by the notes will remain on our consolidated balance sheet. We used the proceeds from these securitizations primarily to repay warehouse financing for the mortgage loans.

In March, June and September of 2006, the REIT’s Board of Trustees declared a quarterly cash dividend on the preferred shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15 and September 15, which aggregated $7.5 million for the nine months ended September 30, 2006.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock. At September 30, 2006, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at September 30, 2006, the REIT’s current annual dividend obligation totals $10.0 million.

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

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our mortgage loans held for sale, loans held for investment and the related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive financial assets and liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our loans as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. We are exposed to interest rate risk from the time the loans are funded to the time the loans are settled because the interest paid on the various warehouse facilities is based on the spot one-month LIBOR rate. The interest rate risk associated with the interest expense paid on the various warehouse facilities has been included based on the average holding period from the time of funding to settlement. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of September 30, 2006:

	+50 bp	+100 bp	-50 bp	-100 bp
	(In thousands)
Change in fair value of:
Mortgage loans committed and held for sale	$(28,317)	$(56,141)	$28,814	$58,151
Derivatives related to mortgage loans committed and held for sale	23,170	46,340	(23,170)	(46,340)
Warehouse debt and asset backed commercial paper	(1,089)	(2,177)	1,089	2,177
Securitized debt subject to portfolio-based accounting and mortgage-related securities	(52,405)	(104,154)	53,079	106,849
Derivatives related to securitized debt subject to portfolio-based accounting and mortgage-related securities	44,355	88,824	(44,314)	(88,108)

Total	$(14,286)	$(27,308)	$15,498	$32,729

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

Our March and June 2006 securitizations significantly increased our securitization bond financing balance from the balance at December 31, 2005. The following table summarizes our contractual obligations, excluding future interest, at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Credit facilities	$2,046,208	$1,966,208	$—	$80,000	$—
Securitization bond financing(1)	7,050,283	2,265,055	2,804,073	1,040,336	940,819
Operating lease obligations	147,917	—	65,842	38,349	43,726

Total	$9,244,408	$4,231,263	$2,869,915	$1,158,685	$984,545

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes and the assets sold to these issuers are not available to satisfy claims of Accredited’s creditors. The noteholders’ recourse is limited to the pledged collateral.

Off-Balance Sheet Financing Arrangements

In the normal course of business, in order to meet the financing needs of our borrowers, we are a party to various financial instruments with off-balance sheet risk. These financial instruments primarily represent commitments to individual borrowers to fund their loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. We quote interest rates to borrowers which are generally subject to change by us. Although we make every effort to honor such quotes, the quotes do not constitute interest rate lock commitments. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various conditions. These commitments to fund individual borrower loans totaled $741.0 million as of September 30, 2006.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock. At September 30, 2006, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at September 30, 2006, the REIT’s current annual dividend obligation totals $10.0 million.

Critical Accounting Policies

Accounting for Our Loan Sales

We generally sell our loans in transactions that are accounted for in our financial statements as securitizations structured as a financing or whole loan sales. The securitization transactions were legally structured as sales of mortgage loans, but for accounting purposes were treated as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. Under such a structure, the loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction.

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

Estimates

The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, our management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates. The following areas require significant judgments by management:

•	lower of cost or market valuation allowance

•	provision for losses

•	interest rate risk, derivatives and hedging strategies

•	income taxes

•	stock-based compensation expense

•	fair value of assets and liabilities acquired in business combinations

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

As part of our interest rate risk management process, we use derivative financial instruments such as interest rate swaps and caps, Eurodollar futures and options on Eurodollar futures. In connection with the securitizations structured as financings, we have entered into interest rate cap agreements and interest rate swap agreements. We do not use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). Fin No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN No. 48 clarifies FAS 109 and establishes criteria for the recognition of benefits for various tax positions. The effective date for applying FIN No. 48 will be January 1, 2007. The impact of FIN No. 48 on the Accredited’s financial statements has not been fully analyzed.

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

We face intense competition from finance and mortgage banking companies, Internet-based lending companies where entry barriers are relatively low, and from traditional bank and thrift lenders that offer Alt A loan products or have entered the non-prime mortgage industry. As we seek to expand our business further, we will face a significant number of additional competitors, many of whom will be well established in the markets we seek to penetrate. Some of our competitors are much larger, have better name recognition, and have far greater financial and other resources than us.

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

We also reacquire the risks of delinquency and default for loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if an early payment default occurs on the loan after sale or in any sale or securitization if the loan materially violates our representations or warranties. During the three months ended September 30, 2006 and 2005 loans repurchased totaled $61.8 million and $21.3 million, respectively, and during the nine months ended September 30, 2006 and 2005 loans repurchased totaled $114.9 million and $55.3 million, respectively, pursuant to these obligations. If we experience higher-than-expected levels of delinquency or default in pools of loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate (30 or more days past due, including loans in foreclosure and converted into real estate owned) for our servicing portfolio was 5.44% at September 30, 2006. Historically, our delinquency rate has increased, and may increase in the future, as the mortgage loans in our portfolio age.

A future increase in interest rates could result in a reduction in our loan origination volumes, an increase in delinquency, default and foreclosure rates and a reduction in the value of, and income from, our loans.

The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult.

•	Existing borrowers with adjustable-rate mortgages or higher risk loan products may incur higher monthly payments as the interest rate increases, or experience higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a loan, the value that we receive upon the sale or securitization of the loan decreases.

•	The cost of financing our mortgage loans prior to sale or securitization is based primarily upon the London Inter-Bank Offered Rate (“LIBOR”). The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first six months, or two, three or five years. If LIBOR increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 5.84% during the three months ended September 30, 2006. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 5.52% during the nine months ended September 30, 2006.

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

Defective and repurchased loans may harm our business.

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

A loan that does not comply with these representations and warranties may take longer to sell, impact our ability to obtain third party financing, and be unsaleable or saleable only at a discount. If such a loan is sold before we detect a non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any such losses, either of which could reduce our cash available for operations and liquidity. We believe that we have qualified personnel at all levels and have established controls to ensure that all loans are originated to the market’s requirements, but we cannot assure you that we will not make mistakes, or that certain employees will not deliberately violate our lending policies. In addition, the number of loans that we are required to repurchase may increase as a result of our merger with Aames, since we assumed their repurchase obligations upon the closing of the merger. We seek to minimize losses from defective loans by correcting flaws if possible and selling or re-selling such loans. We also create allowances to provide for defective loans in our financial statements. We cannot assure you; however, that losses associated with defective loans will not harm our results of operations or financial condition.

Our inability to attract and retain qualified employees could significantly harm our business.

We depend upon our wholesale account executives and retail loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers and others. We believe that these relationships lead to repeat and referral business. The market for skilled executive officers, account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. More so, the competition often will offer above market sign-on bonuses and above market compensation and incentive plans to attract our employees. Because of the difficulty in retaining qualified management personnel, we currently recruit college graduates to participate in our management trainee program. If we are unable to retain those trainees for a sufficient period following their training, we may be unable to recapture our costs of training and recruitment. In addition, if a manager leaves our company there is an increased likelihood that other members of his or her team will follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives at manageable costs, we will be unable to continue to originate quality mortgage loans that we are able to sell for a profit, which will reduce our revenues.

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

A significant portion of the mortgage loans we have originated, purchased or serviced has been secured by properties in California and Florida. During the three months ended September 30, 2006, 16% and 12% of the principal balance of the loans we originated were collateralized by properties located in California and Florida, respectively. During the nine months ended September 30, 2006, 15% and 12% of the principal balance of the loans we originated were collateralized by properties located in California and Florida, respectively. At September 30, 2006, 18% and 11% of the unpaid principal balance of loans we serviced were collateralized by properties located in California and Florida, respectively. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire could decrease the value of mortgaged properties in these states. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

As of September 30, 2006, we financed substantially all of our loans through nine separate warehouse lenders and our commercial paper program. Each of these facilities is cancelable by the lender for cause at any time and at least one is cancelable at any time without cause. These facilities generally have a renewable, one-year term. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, or if the lenders do not honor their commitments for any reason, we will have to curtail our loan origination activities. This would result in decreased revenues and profits from loan sales.

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

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2002, we had 1,294 employees and by September 30, 2006, we had 3,164 employees. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales, servicing and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of loan production, that reliance will increase. Any failure, interruption or breach in the security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays, compromise or leak customer and other confidential information and/or and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. We cannot assure you that such failures or interruptions will not occur, or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could significantly harm our business.

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

A significant majority of our originations of mortgage loans comes from independent brokers. During the three and nine months ended September 30, 2006, 88% of our loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the U.S. securitized loans we serviced during the three and nine months ended September 30, 2006, 29.3% and 28.4%, respectively, were prepaid. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

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

As a result of our merger with Aames, our management may be distracted from their focus on our business and operations in order to attend to merger-related matters.

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

Realization of the anticipated benefits of the merger will depend on our ability to successfully integrate the businesses and operations of Accredited and Aames. Our integration of the Aames operations will require significant efforts, including the combination of sales and marketing efforts. If we are not able to successfully integrate the business and operations of Aames, our expectations of future results of operations may not be met.

Our management may have to devote significant management attention and resources to integrating the business and operations of Aames. Such diversion of management’s attention or difficulties in the transition process could have a material adverse impact on us. Additionally, personnel may leave or be terminated because of the merger. Such employee terminations or resignations or facility closures may require us to make severance or other payments and may result in related litigation. The integration process could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, employees and others with whom we have business dealings. The integration process may also result in additional and unforeseen expenses and may have unanticipated adverse results relating to our existing businesses.

The merger is expected to generate cost savings and expense reductions achieved by eliminating duplicative operations, outside services and redundant staff and by consolidating facilities. Even if we are able to integrate operations, there can be no assurance that these expected synergies will be achieved. The failure to achieve synergies could have a material adverse effect on the business results of operations and financial condition of the combined company.

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

For example, our board of directors is divided into three classes. At each annual meeting of stockholders, the terms of approximately one-third of the directors will expire, and new directors will be elected to serve for three years. The term of the first class expires at the 2007 annual meeting of stockholders, the term of the second class expires in 2008, and the term of the third class expires in 2009. Thus, it will take at least two annual meetings to effect a change in control of our board of directors because a majority of the directors cannot be elected at a single meeting, which may delay, discourage, prevent or make it more difficult or costly to acquire or effect a change in control, even if such a change in control would be favorable to our stockholders.

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

PART II

ITEM 1.    Legal Proceedings

See Note 13 to the Notes to Unaudited Consolidated Financial Statements.

ITEM 1A.    Risk Factors

We have provided updated risk factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The “Risk Factors” section provides certain updated information in specific areas (such as delinquency rate and loan repurchases, financing rates, geographic concentration of loans, and prepayment rates), that we do not believe materially change the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K. In addition, we have updated certain risk factors relating to our acquisition of Aames Investment Corporation. We strongly advise the reader to review these risk factors and the risk factors contained in our registration statement on Form S-4 filed with the Securities and Exchange Commission on July 14, 2006, for a more thorough discussion of the merger and related risks.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2006, we announced that our Board of Directors had authorized the repurchase of up to 5 million shares of our common stock (from time to time through October 1, 2007) in both privately negotiated and open market transactions, subject to management’s evaluation of market conditions, applicable legal requirements and other factors. No shares were repurchased during the period covered by this Quarterly Report. Through November 8, 2006, we have repurchased a total of 1,000,000 shares as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2006	679,400	$31.05	679,400	4,320,600
November 1 – November 8, 2006	320,600	$30.13	320,600	4,000,000
Total	1,000,000	$30.75	1,000,000	4,000,000

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On September 14, 2006, Accredited held a special meeting of stockholders in order to approve (i) the issuance of shares of approximately 4.4 million shares of Accredited common stock in the merger of Aames into AHL Acquisition, LLC (“Merger Sub”) pursuant to the Agreement and Plan of Merger, dated as of May 24, 2006 among Aames, Accredited and Merger Sub; and (ii) amendment of the Accredited’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 45 million shares to 80 million shares, consisting of 75 million shares of common stock and 5 million shares of preferred stock . At this meeting, the issuance of shares in connection with the acquisition of Aames was approved by the stockholders, with 18,561,236 shares voting in favor of the proposal, 52,476 shares voting against the proposal and 1,546,749 abstentions and broker non-votes. Additionally, the stockholders approved the amendment of

Accredited’s Amended and Restated Certificate of Incorporation with 17,341,903shares voting in favor of the amendment, 2,812,735 shares voting against the amendment and 5,823 abstentions and broker non-votes.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page 83.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2006

ACCREDITED HOME LENDERS HOLDING CO.

BY:	/S/ JAMES A. KONRATH
James A. Konrath Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

BY:	/S/ STUART D. MARVIN
Stuart D. Marvin Executive Vice President and Secretary (Principal Financial Officer)

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger.

2.2(2)	Agreement and Plan of Merger, dated as of May 24, 2006, among Aames Investment Corp., Accredited Home Lenders Holding Co. and AHL Acquisition LLC.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Bylaws of the Registrant.

4.1	Amendment No. 1 to the Base Indenture by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated August 23, 2006.

4.2	Series 2006-A Supplement to Base Indenture by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated August 23, 2006.

4.3

Amendment No. 1 to the Mortgage Loan Purchase and Servicing Agreement by and among Carmel Mountain Funding Trust, Accredited Home Lenders, Inc., and Accredited Home Lenders Holding Co., dated August 23, 2006.

4.4	Amended and Restated Security Agreement by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated August 23, 2006.

4.5	Amended and Restated Schedule to the Master Agreement by and between Calyon New York Branch and Carmel Mountain Funding Trust, dated August 23, 2006.

4.6	Amended and Restated Confirmation of Swap Transaction by and between Carmel Mountain Funding Trust and Calyon New York Branch, dated August 23, 2006.

4.7

Amended and Restated Schedule to the Master Agreement by and between Lehman Brothers Special Financing Inc. and Accredited Home Lenders, Inc., dated August 23, 2006 and Guarantee of Lehman Brothers Holdings, Inc., dated August 23, 2006.

4.8	Amended and Restated ISDA Credit Support Annex to the Schedule to the Master Agreement by and between Lehman Brothers Special Financing Inc. and Accredited Home Lenders, Inc., dated August 23, 2006.

4.9	Amended and Restated Confirmation of Swap Transaction by and between Lehman Brothers Special Financing Inc. and Accredited Home Lenders, Inc., dated August 23, 2006.

4.10	Amended and Restated Confirmation of Swap Transaction by and between Calyon New York Branch and Accredited Home Lenders, Inc., dated August 23, 2006.

4.11	Amended and Restated ISDA Credit Support Annex to the Schedule to the Master Agreement between Calyon New York Branch and Accredited Home Lenders, Inc., dated August 23, 2006.

4.12	Amended and Restated Schedule to the Master Agreement between Calyon New York Branch and Accredited Home Lenders, Inc., dated August 23, 2006.

4.13	ISDA Master Agreement and Schedule between Bank of America, N.A. and Carmel Mountain Funding Trust, dated August 23, 2006.

4.14	Confirmation of Swap Transaction by and between Bank of America, N.A. and Carmel Mountain Funding Trust, dated August 23, 2006.

4.15	ISDA Master Agreement and Schedule between HSBC Bank USA and Carmel Mountain Funding Trust, dated August 23, 2006.

4.16	Confirmation of Swap Transaction by and between HSBC Bank USA and Carmel Mountain Funding Trust, dated August 23, 2006.

4.17	ISDA Master Agreement and Schedule between Barclays Bank PLC and Carmel Mountain Funding Trust, dated August 23, 2006.

4.18	Confirmation of Swap Transaction by and between Barclays Bank PLC and Carmel Mountain Funding Trust, dated August 23, 2006.

4.19	ISDA Master Agreement and Schedule between Barclays Bank PLC and Accredited Home Lenders, Inc., dated August 23, 2006.

4.20	ISDA Credit Support Annex to the Schedule to the Master Agreement between Barclays Bank PLC and Accredited Home Lenders, Inc., dated August 23, 2006.

4.21	Confirmation of Swap Transaction by and between Barclays Bank PLC and Accredited Home Lenders, Inc., dated August 23, 2006.

4.22	ISDA Master Agreement and Schedule between HSBC Bank USA and Accredited Home Lenders, Inc., dated August 23, 2006.

4.23	ISDA Credit Support Annex to the Schedule to the Master Agreement between HSBC Bank USA and Accredited Home Lenders, Inc., dated August 23, 2006.

4.24	Confirmation of Swap Transaction by and between HSBC Bank USA and Accredited Home Lenders, Inc., dated August 23, 2006.

4.25	ISDA Master Agreement and Schedule between Bank of America, N.A. and Accredited Home Lenders, Inc., dated August 23, 2006.

4.26	ISDA Credit Support Annex to the Schedule to the Master Agreement between Bank of America, N.A. and Accredited Home Lenders, Inc., dated August 23, 2006.

4.27	Confirmation of Swap Transaction by and between Bank of America, N.A. and Accredited Home Lenders, Inc., dated August 23, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14 (a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14 (a).

32.1(4)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350.

32.2(4)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350.

(1)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(2)	Incorporated by Reference to the Company’s Registration Statement on Form S-4 (File No.333-135787) dated July 14, 2006.
(3)	Incorporated by Reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-91644) dated November 12, 2002.
(4)	The information contained in these certifications is furnished to the Securities and Exchange Commission pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350 and shall not be incorporated by reference into any filing with the Securities and Exchange Commission made by the Company whether before or after the date hereof, regardless of any general incorporation language in such filing.