Form 10-K
period 2006-12-31
ACCREDITED HOME LENDERS HOLDING CO
filed 2007-08-02
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-32275

ACCREDITED HOME LENDERS HOLDING CO.

(Exact name of registrant as specified in its charter)

Delaware	04-3669482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15253 Avenue of Science

San Diego, California 92128

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 858-676-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 was $343,447,677.

The number of outstanding shares of the registrant’s common stock as of July 26, 2007 was 25,124,190.

INCORPORATION BY REFERENCE

Financial statements required to be included in Item 8 contained in Part II of this Annual Report on Form 10-K are incorporated by reference therein from ITEM 8 of the Annual Report on Form 10-K for the year ended December 31, 2006 filed by Accredited Mortgage Loan REIT Trust filed with the Securities and Exchange Commission on August 1, 2007 (File No. 333-109964-02).

SERVICE MARKS AND TRADE NAMES

Accredited Home Lenders, Inc. (“AHL”), a wholly owned subsidiary of the registrant, owns the following service marks and trademarks for its United States operations: Accredited Home Lenders®, Accredited Home Lenders® and logo, Home Funds Direct® and logos, Axiom Financial Services®, Axiom Financial Services® and logo, FRONTDOOR®, FRONTDOOR® and logo, InzuraSM, InzuraSM and logo, Common Sense for Uncommon Loans™, AAMES INVESTMENT®,INFORMEDBROKER®, LendingBridgeSM and logo, and Aames Direct®, Aames Capital®, Aames®, Aames Investment®, and Aames Home Loan®; and the following service marks and trademarks for the registrant’s Canadian operations: Accredited Home Lenders Canada®, Accredited Home Lenders ® and logo, Common Sense for Uncommon LoansMC, Prêteurs Résidentels Accrédités CanadaMC, and We Give You Credit For Being Human ®.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements. When used in this report, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. They also include statements containing expectations regarding the integration of Aames Investment Corporation and other internal matters, external development and projections of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our ability to operate at a profit, or sustain consecutive periods of net losses, due to adverse market conditions and other factors beyond our control;

•	whether or not our pending merger with an affiliate of Lone Star Fund V (U.S.), L.P. is consummated;

•	our ability to realize cost savings, synergies and economies of scale from our acquisition of Aames Investment Corporation and our ability to improve profitability of the combined operations;

•	repurchase rates on the mortgage loans that we sell or securitize, which may reduce our cash available for operations and liquidity;

•

acceleration of debt repayment obligations due to a failure to meet the covenants contained in our credit facilities, including covenants on minimum profitability, interest coverage, liquidity, and net worth requirements as well as limitations on total indebtedness;

•	the degree and nature of our competition, including without limitation their impact on the rates that we are able to charge our borrowers;

•

changes in demand for, or value of, mortgage loans due to the attributes, mix and performance of the mortgage loans we originate; the characteristics of our borrowers; and fluctuations in the real estate market, the interest rates or the market in which we sell or securitize our mortgage loans;

•	a general deterioration in economic or political conditions, including without limitation any slow down in the national and/or local real estate markets;

•	our ability to accurately make estimates about matters that are inherently uncertain under our critical accounting policies;

•	changes in government regulations that affect our ability to originate and service mortgage loans;

•	changes in the credit markets, which affect our ability to borrow money to originate mortgage loans;

•	our ability to employ and retain qualified employees;

•	our ability to protect and hedge our mortgage loan portfolio against adverse interest rate movements;

•	our ability to adapt to and implement technological changes; and

•

the other factors referenced in this report, including, without limitation, under the sections entitled “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “ITEM 1A. Risk Factors”.

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

General Development of Our Business

Accredited is a mortgage company operating throughout the United States and in Canada. We originate, finance, securitize, service, and sell non-prime mortgage loans secured by residential real estate. Founded in 1990, our company is headquartered in San Diego, California.

On June 4, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LSF5 Accredited Investments, LLC, a Delaware limited liability company (“Parent”), and LSF5 Accredited Merger Co., Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Purchaser”). The Agreement was amended on June 15, 2007.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser commenced a tender offer (the “Offer”) to acquire all of our outstanding shares of common stock, par value $0.001 per share, of Accredited at a purchase price of $15.10 per share, net to the holder thereof in cash (the “Offer Price”). Pursuant to the Merger Agreement, as soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into Accredited (the “Merger”) and we will become a wholly owned subsidiary of Parent. In the Merger, the shares of Accredited remaining outstanding following the consummation of the Offer, other than shares held by Parent, Purchaser or by stockholders who have validly exercised their appraisal rights under Delaware law, will be converted into the right to receive the Offer Price.

The obligation of Purchaser to accept for payment and pay for the shares tendered in the Offer is subject to the satisfaction or waiver of a number of closing conditions set forth in the Merger Agreement. It is also a condition to Purchaser’s obligation to accept for payment and pay for the shares tendered in the Offer that more than 50% of our outstanding shares of common stock shall have been validly tendered in accordance with the terms of the Offer and not properly withdrawn (the “Minimum Condition”). The Minimum Condition may not be waived by Purchaser without our prior written consent.

The closing of the Merger is subject to customary closing conditions, and, depending on the number of shares held by Parent and Purchaser after Purchaser’s acceptance of the shares properly tendered in connection with the Offer, approval of the Merger by holders of our outstanding shares of common stock remaining after the completion of the Offer. Accordingly, there can be no assurance that the Merger will be consummated. (See “Risk Factors—Risks Related to the Proposed Merger.”)

The Merger Agreement includes customary representations, warranties and covenants by us, Parent and Purchaser, made to each other as of specific dates. We have agreed to operate our business in the ordinary course until the Merger is consummated. We have also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire us and to certain restrictions on our ability to respond to any such proposal. The Merger Agreement also includes customary termination provisions for both us and Parent. Depending on the circumstances of a termination of the Merger Agreement, we or Parent may be required to pay a termination fee.

The assertions embodied in the Merger Agreement’s representations and warranties were made solely for purposes of the contract among us, Parent and Purchaser and may be subject to important qualifications and limitations agreed to by us, Parent and Purchaser in connection with the negotiated terms. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to stockholders or may have been used for purposes of allocating risk among us, Parent and Purchaser rather than establishing matters as facts.

A copy of the Merger Agreement is attached as Exhibit 2.1 to our Current Report on Form 8-K filed on June 4, 2007. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement.

Effective October 1, 2006, we acquired Aames Investment Corporation (“Aames”) pursuant to an Agreement and Plan of Merger dated as of May 24, 2006. Aames was a public REIT that managed a portfolio of non-prime residential mortgage loans and, through its principal subsidiary, originated, sold, and serviced residential mortgage loans through both wholesale and retail channels.

On September 29, 2006, we acquired the common stock of AaRCS, LLC (“AaRCS”) an indirect wholly owned subsidiary of Aames. AaRCS, a vendor management services company, was merged with and now operates as our vendor management subsidiary, Vendor Management Services, LLC dba Inzura Settlement Services.

On June 23, 2006, we purchased the wholesale business of Aames for cash. We completed this purchase prior to closing our merger with Aames in an effort to reduce attrition of Aames employees and maximize the potential synergies from the combination of our and Aames’s wholesale businesses.

The Aames acquisitions have been accounted for using the purchase method and, accordingly, the consolidated financial statements include the activity of the above companies from their respective dates of acquisition. (See Note 2 in the consolidated financial statements-“Business Combinations” for additional detail.)

In July of 2004, we formed Accredited Home Lenders Canada, Inc. (“AHLC”), as a wholly owned Canadian subsidiary, and funded our first Canadian mortgage loan in November that same year. AHLC is a mortgage banking company that originates and finances mortgage loans for Canadian borrowers who are not normally eligible for traditional prime mortgages from the major Canadian banks. AHLC is currently originating mortgage loans in the provinces of Alberta, British Columbia, Manitoba, Ontario and Quebec and has current plans to expand beyond those five provinces.

In May 2004, we formed Accredited Mortgage Loan REIT Trust (the “REIT”), a Maryland real estate investment trust, as a wholly owned subsidiary for the purpose of acquiring, holding and managing real estate mortgages. The REIT elected to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the REIT will generally not be subject to federal or state income tax to the extent that it timely distributes its taxable income to its shareholders and satisfies the real estate investment trust requirements and certain asset, income and share ownership tests are met. In August 2004, the REIT completed a public offering of 3,400,000 9.75% Series A Perpetual Cumulative Preferred Shares (“Series A Preferred Shares”), and in September and October 2004 sold an additional 693,678 Series A Preferred Shares pursuant to the exercise of the underwriters’ over-allotment option and a reopening of the public offering.

Description of Our Business

We are a mortgage company, operating throughout the United States and in Canada, that originates, finances, securitizes, services and sells non-prime mortgage loans secured by residential real estate. We focus on borrowers who may not meet conforming underwriting guidelines because of higher mortgage loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. We originate mortgage loans primarily based upon the borrowers’ willingness and ability to repay the mortgage loan and the adequacy of the collateral. Our experienced management team has developed incentive programs, technology tools and business processes that focus our employees on originating non-prime mortgage loans with the financial and other characteristics that should provide a target profit for us.

In 2006, 85% and 15% of our mortgage loan originations were originated through our wholesale and retail channels, respectively. In 2006, our wholesale mortgage loan originations were originated by approximately 12,600 brokers. Prior to funding, each mortgage loan we originate is underwritten by our employees to confirm that the mortgage loan is priced commensurate with its risk as determined in accordance with our underwriting guidelines. We have historically financed mortgage loans through secured warehouse credit facilities or through an asset-backed commercial paper facility. As of July 31, 2007, we are financing mortgage loans through three different secured warehouse credit facilities. As of July 31, 2007, these facilities provided us with approximately $1.7 billion of credit capacity. We typically repay the related borrowings under these credit facilities upon sale or securitization of the mortgage loans. In the current market environment, certain lenders have placed new requirements and restrictions on our ability to fund under the agreements and may continue to add such requirements in the future, further affecting our ability to operate in a normal, uninterrupted manner. As stated in the “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments” section below, our available credit facility capacity has been and may be substantially reduced in the future.

We typically conduct an analysis to find and select the optimal mortgage loan disposition strategy. We have primarily disposed of our mortgage loans in whole mortgage loan sales and/or securitizations. During 2006, 2005 and 2004, we completed two, four, and four securitizations in the United States, totaling $2.4 billion, $4.2 billion, and $3.3 billion, respectively, all of which were structured as financings for accounting purposes. In January 2007, we completed a securitization totaling $760 million which we also structured as a financing for accounting purposes. For all of the mortgage loans that we have securitized, we have retained the rights to service the mortgage loans.

We have developed incentive programs, technology tools and business processes that reward performance and that we believe result in a balance among the competing factors that are described below. Our incentive programs compensate our employees based upon one or more of these factors. Our technology tools, such as our Revenue Calculator and our profit and loss tools, provide the real-time information that an employee needs to estimate the employee’s compensation and simultaneously meet our overall mortgage loan quality and profitability goals. Our business processes incorporate cross-departmental review and feedback that are designed to assist each department in maximizing the quality and profitability of the mortgage loan originated. We have developed our incentive programs, technology tools and business processes over time, and we are constantly reviewing and updating them to meet our evolving needs.

Our Incentive Program

One of our most distinguishing characteristics is that our incentive structure rewards employees throughout our company based upon the criteria that best align each individual’s compensation with our overall objectives.

•

Mortgage loan Origination/Origination Support. Our profit and loss tools promptly allocate to our mortgage loan origination teams both profits from performing mortgage loans as well as prospective losses from problem mortgage loans and recaptured premiums from mortgage loans that paid off early. This allocation affects the personal compensation of our mortgage loan origination staff. In addition, production managers are compensated on their profit and volume achievements. Because the information can be accessed directly by all origination support personnel through our technology tools, they have an immediate understanding of the financial impact of their decisions and therefore are motivated to act in the manner that benefits both themselves and our company.

•

Underwriting. Bonuses are paid to our underwriting staff based not only upon the number of mortgage loans closed per person, but also generally upon the number of mortgage loans we sell at a profit, that can generally be sold within 120 days. Mortgage loans that do not sell at full or anticipated value or that we are required to repurchase, in certain circumstances count against this measure. Therefore, underwriters are motivated to accurately describe, correctly grade, and approve mortgage loans that can generally be sold within 120 days of origination and that generate profits for our company.

•

Capital Markets. Our capital markets staff has bonus plans based upon their successful execution of the disposition strategy for the mortgage loans that management has formulated for that month. In addition, they are compensated based upon their ability to sell mortgage loans that fall outside of the normal underwriting guidelines.

•	Servicing. Our servicing employees have bonus plans based upon achieving assigned delinquency targets and mortgage loan loss rates, which motivate a proactive collections and liquidations approach.

•

Senior and Executive Management. Senior managers may receive bonuses based upon our achievement of profit and other financial and operational goals set forth in an operating plan at the beginning of each year and approved by our board of directors. Our compensation committee is required to approve individual bonuses for certain senior managers based upon each manager’s contribution to the company and to overall profitability.

We believe our incentive programs enhance our performance by aligning each employee’s compensation and each job function with our overall profitability objectives.

Our Technology and Management Tools

Our information technology department, in collaboration with our operations department, finance department and business intelligence department, has developed customized versions of commercially available software. Our suite of technology tools enables us to effectively achieve the goals that we have established for our employees individually and for our company as a whole. The principal technology tools that are integral to this effort are:

•

Revenue Calculator. The Revenue Calculator is our software tool that integrates pricing information from our actual mortgage loan sales with our mortgage loan origination operations. Our retail mortgage loan officer or wholesale account executive inputs information into the Revenue Calculator about the characteristics of the mortgage loan and the borrower, including the interest rate, prepayment penalty, fees, the mortgage loan-to-value ratio (“LTV”), and the credit score of the borrower. The Revenue Calculator provides each mortgage loan origination team with mortgage loan price information on a real-time basis. Our mortgage loan origination teams can modify various attributes of the mortgage loan they are originating to price for the risk we are taking. Our mortgage loan origination teams can then immediately see how the value of the mortgage loan is increased or decreased from the point of view of the secondary market and likewise how their compensation for that mortgage loan will be increased or decreased. Each member of our origination team is focused on pricing for the risk we take and producing profitable mortgage loans. To maintain the accuracy of our Revenue Calculator, we update this mortgage loan pricing model at least monthly, and sometimes more often, based upon actual mortgage loan sales and input from mortgage loan purchasers.

•

Profit and Loss Tools. We have additional tools that measure the profitability of various operating units. The Profit Center Report system (“PCR”) provides comprehensive revenue and expense information for each operating unit, including a full allocation of corporate expenses. The Problem Loan Report system (“PLR”) generates reports that allocate losses on mortgage loans back to the team that originated such mortgage loans. These reports also show the profit and loss of every other team in that team’s division, the total division, every other division in our company and our company as a whole, allowing each unit to compare its performance to that of the other units. Each team’s operations and sales managers are also compensated on their team’s profitability and have a strong incentive and the necessary information to reduce expenses and increase the value of their mortgage loan production.

•

Origination Systems. We use a combination of vendor provided and in-house applications that we have configured for use in our workflow processes. These data systems combine all the information regarding a mortgage loan, flag any potential underwriting problems, enable documentation and electronic transmittal, facilitate the mortgage loan closing process, and populate our enterprise data warehouse. See “—Our Underwriting Process and Guidelines.”

Our Business Processes—Teamwork and Checks and Balances

We have two principal components to our business: we originate and underwrite mortgage loans, and we sell or securitize and service our mortgage loans. We have an integrated approach to these activities that encourages teamwork and the sharing of information across divisions.

Sharing information among our divisions gives each team the information it needs to optimize its performance. For example, our credit committee determines our underwriting guidelines and is composed of the Director of Capital Markets (who is responsible for mortgage loan disposition), the Director of Operations (who is responsible for underwriting and servicing, and maintaining underwriting guidelines), the Director of Credit Risk (who is responsible for underwriting guidelines and business intelligence), and the President and Chief Operating Officer (who is responsible for, among other things, mortgage loan production). Others invited to make contributions to these policies may include the Director of Corporate Underwriting, the Manager of the Inventory Control Unit (which deals with problem mortgage loans), and the Director of Internal Audit and Quality Control. Our secondary marketing committee includes the Director of Operations, the Director of Capital Markets, the Secondary Marketing Manager, and the Executive Vice President, as well as the Chief Financial Officer and Chief Executive Officer, to ensure that balance sheet considerations, secondary market considerations, mortgage loan performance objectives and marketing matters are all taken into account. These committees share information to optimize decisions, but the decisions are still made by functional managers.

Each division manager has access to division and team-level information from all other divisions. In addition to the incentives we provide to each division manager to achieve division-level profit objectives, the sharing of information also motivates each division to maximize its own profit compared to that of other divisions within the framework of our company’s overall goals.

We have structured our incentive system to emphasize both the importance of each division individually and also cross-division cooperation. Our account executives and mortgage loan officers are rewarded based upon originating profitable mortgage loans and our underwriting teams are rewarded based upon producing quality mortgage loans. For example, origination team personnel can process and present mortgage loans, but if the mortgage loans do not meet the quality standards of the corporate underwriting teams or the profit objectives of the origination team and division, the mortgage loans may not be approved.

These checks and balances have been built into our origination and underwriting processes and are bolstered by our incentive programs and technology tools. Our mortgage loan officers and account executives work closely with our underwriting group to ensure that mortgage loan applications meet the quality standards necessary to make it through the underwriting and funding process. The first step is a comprehensive underwriting by the origination team supporting our account executives and mortgage loan officers. Then, before the mortgage loan documents can be prepared, the mortgage loan is reviewed and audited by a corporate underwriter who does not report to the origination team. When the team has gathered any required conditions (sometimes called stipulations), mortgage loan documents are reviewed by the documents and funding team or a corporate underwriter before funding. After funding, the mortgage loan documents are reviewed by our documents and funding teams again to ensure accuracy, to make corrections to the documents if necessary and to reflect any changes that may have been made by the closing agent.

We use our Revenue Calculator at various stages to determine the potential value of the mortgage loan, particularly if any of the mortgage loan’s attributes have changed. While the Revenue Calculator assigns a prospective value for a mortgage loan, the mortgage loan is still underwritten by each team and reviewed by one of our corporate underwriters to assure that the information in the Revenue Calculator is accurate and represents a correct value assessment of the mortgage loan.

Accordingly, the interest rate and maximum mortgage loan amount are determined based upon our underwriting and quality standards, risk assessment, the benefit to the borrower, and our Revenue Calculator’s prediction of the value of each mortgage loan. Our profit and loss tools promptly allocate both profits from performing mortgage loans as well as prospective losses from problem mortgage loans to the team that originated them. This allocation affects the personal compensation of our mortgage loan origination staff.

We believe that our commitment to originating quality mortgage loans strengthens our relationships with warehouse line providers, whole mortgage loan purchasers, rating agencies and others with whom we do business.

Mortgage Loan Origination

We have been originating non-prime mortgage loans since 1990 and have been funding such mortgage loans since 1993. In 2006, we originated $15.8 billion in mortgage loans in the United States and Canada. In 2006, 85% and 15% of our mortgage loan originations were originated through our wholesale and retail channels, respectively. In 2006, our wholesale mortgage loan originations were originated through approximately 12,600 brokers. These independent brokers throughout the United States and Canada work with 540 (as of December 31, 2006) account executives in our wholesale divisions. In both 2006 and 2005, our top ten brokers represented in the aggregate approximately 6% of our total mortgage loan origination volume. Our retail channel generates leads primarily through telemarketing, direct mail and the Internet, and as of December 31, 2006, originated mortgages through approximately 1,100 mortgage loan officers working in over 100 retail branches.

The following table summarizes information regarding our total mortgage loan originations during the years ended December 31:

	2006	2005	2004
Aggregate Mortgage Loan Production(1)
Total originations (in thousands of dollars)	$15,766,823	$16,582,640	$12,422,190
Average principal balance per mortgage loan	181,779	153,120	136,997
Combined weighted average initial LTV	87.8%	90.2%	90.6%
Net cost to originate(2)	1.6%	1.6%	1.9%

Aggregate Mortgage Loan Production by Borrower Purpose
Cash-out refinance, including debt consolidation	61.1%	51.2%	51.2%
Purchase	36.6%	47.0%	45.3%
Rate and/or term refinance	2.3%	1.8%	3.5%

Wholesale Mortgage Loan Production(3)
Total originations (in thousands of dollars)	$13,396,431	$14,947,003	$11,217,528
Percentage of total originations	85%	90.1%	90.3%
Average principal balance per wholesale mortgage loan	186,895	155,917	139,577
Average volume production per account executive (in thousands of dollars)	22,054	30,808	26,666
Combined weighted average initial LTV	88.9%	91.1%	91.4%

Retail and Other Mortgage Loan Production
Total originations (in thousands of dollars)(1)	$2,370,392	$1,635,637	$1,204,662
Percentage of total originations	15%	9.9%	9.7%
Average principal balance per retail mortgage loan	157,427	131,548	116,878
Average volume production per mortgage loan officer (in thousands of dollars)	2,171	4,246	3,650
Combined weighted average initial LTV	81.3%	82.7%	83.4%

(1)	Includes $493.1 million in mortgage loans originated by former Aames retail branches in the fourth quarter.

(2)	Net cost to originate mortgage loans is defined as total operating expenses, less mortgage loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes.

(3)	Represents wholesale originations.

Wholesale Channel

Our wholesale channel originates non-prime mortgage loans through relationships with businesses that broker mortgage loans, including small mortgage bankers, local banks and businesses that only broker mortgage loans. We offer a variety of mortgage products to help these brokers provide better service to their borrowers. These brokers rely upon our account executives and our regional processing teams whom we believe provide consistently superior customer service.

The mortgage brokers we work with identify borrowers and help them complete mortgage loan applications and obtain necessary documentation. They act as our liaison with the borrower during the lending process. Our regional processing teams underwrite each application and determine the interest rate and other mortgage loan terms for acceptable applications. The regional processing team, following corporate underwriting approval, funds the mortgage loan with the help of one of our divisional documents and funding teams upon acceptance by the borrower and satisfaction of all conditions to the mortgage loan. By relying upon brokers to market our products and to assist borrowers throughout the mortgage loan application process, we can increase mortgage loan volume through the wholesale channel without increasing marketing, labor and other overhead costs associated with attracting new borrowers to the same extent as those we incur in connection with our retail mortgage loan production.

While account executives are the main sources for new brokers, new brokers also enter our wholesale network from other sources. A broker must provide business references, a current copy of each license under which the broker operates, a W-9 form and an executed mortgage originator agreement. Our broker administration unit screens brokers, prevents mortgage loans from proceeding in our mortgage loan origination systems for brokers whose licenses have expired, and prevents mortgage loans from funding if the broker has been disapproved.

Mortgage brokers receive compensation in the form of points and fees paid by borrowers, yield spread premium paid by the lender, or a combination of these items. The mortgage loan programs we offer brokers are comparable to those offered by our competitors; however, we believe we compete for brokers primarily based upon the quality of the service we provide, particularly those with whom we cultivate key account relationships. We commit to turn-around times, we offer coherent, presentable approvals, personal contact and a comprehensive menu of products for our customers, and we endeavor to make it easier to do business with us than with our competitors. In exchange, we minimize yield spread premium to mortgage brokers, we avoid unwarranted credit exceptions, and we charge for the risk we take. We believe that our focus on quality service and reliability may enable us to increase our market share.

We believe that one of the keys to our success is exceeding the expectations of our customers, whom we view as both brokers and borrowers for our wholesale operations. Accordingly, we are focused on improving our responsiveness to our customers. We intend to continue to:

•	add high-quality account executives to service wholesale brokers and their customers throughout our nationwide network;

•	provide specialized service levels to our top brokers, whom we call our “key accounts,” for each account executive;

•	focus on using technology and improving our processes to make our mortgage loan origination process more efficient; and

•	invest in the training and development of sales and operations personnel.

Our continued efforts to increase the profitability of our wholesale channel will center on the following initiatives. We will:

•	maintain policies and procedures designed to originate mortgage loans that adequately compensate us for the risk we take;

•	reduce our general and administrative costs by re-engineering our work flow process and improving our use of technology; and

•	improve the productivity of our account executives.

Retail Channel

Historically, a lesser percentage of our mortgage loan originations have been originated through our retail channel, Home Funds Direct. Home Funds Direct originates mortgage loans through two different retail organizational structures: branch and centralized.

Our branch retail division originates non-prime mortgage loans through our branch locations throughout the United States. Our branch retail mortgage loan officers interact with borrowers in our branch locations, primarily through telemarketing, direct mail and Internet solicitations. Our branch retail mortgage loan officers are also encouraged to develop personal mortgage loan referral sources. The proximity of the branch offices to certain of our prospective borrowers may be helpful in closing the mortgage loans. As part of our efforts to manage the credit risk of mortgage loans originated in our branch retail offices, all mortgage loan underwriting, closing, funding and shipping are done centrally out of one divisional processing center located in Irvine, California. A typical branch retail office consists of approximately seven employees, including a branch manager, five loan officers and one loan processor.

We also originate loans through larger centralized retail offices, which, as of December 31, 2006, were located in Arizona, California, Texas, Georgia, and Kansas (this office was closed in March 2007). Our centralized retail division operates with little expectation that there will be face-to-face contact with the borrower. The marketing concept is for mortgage loan officers in our centralized retail branches to use telemarketing and direct mail to reach prospective borrowers in target markets. These locations have a larger group of experienced personnel, and have the ability to fully process and underwrite mortgage loans, subject to our corporate underwriting oversight policies.

Our Underwriting Process and Guidelines

Each mortgage loan that we originate is underwritten prior to mortgage loan closing in accordance with our underwriting guidelines. We have developed underwriting processes and criteria that we believe generate quality non-prime mortgage loans. Our underwriting guidelines are designed to help us evaluate a borrower’s credit history, his or her capacity, willingness and ability to repay the mortgage loan, and the value and adequacy of the collateral. In addition, we review credit scores derived from the application of one or more nationally recognized credit-scoring models. Our underwriting philosophy is to analyze the overall situation of the borrower and to take into account compensating factors that may be used to offset certain areas of weakness, including employment stability, number of years at residence and disposable income. Based upon this analysis and the information derived from the Revenue Calculator, we determine mortgage loan terms and conditions to produce mortgage loans that we believe are appropriately priced and sized, meet our quality standards, and are profitable. In addition, our underwriters must determine what we believe to be a benefit to the borrower for each mortgage loan they underwrite. Our underwriting process and guidelines require a rigorous application review and documentation designed to maximize the value of our mortgage loans.

Our Underwriting Personnel. All of our mortgage loan underwriting is performed by our underwriting personnel, and we do not delegate underwriting authority to any broker or third party. Each mortgage loan origination team underwrites our mortgage loans subject to the final approval of our corporate underwriters. In addition to the daily supervision of all underwriting decisions, these corporate underwriters conduct regular training sessions on emerging trends in production, as well as provide feedback to the mortgage loan origination teams from the monthly problem mortgage loan reports. Each corporate underwriting manager reports, not through the mortgage loan origination organization, but to the Director of Underwriting, who in turn reports to the Director of Operations. Our corporate underwriters generally have a minimum of ten years of industry experience, and many have been with us for more than five years. Our Directors of Underwriting and Operations each have over 20 years of industry experience.

Our Underwriting Guidelines. Our underwriting guidelines are established by our credit committee, which is composed of the Director of Capital Markets, the Director of Operations and the President and Chief Operating Officer. Others invited to make contributions to these policies include the Director of Underwriting, the Director of Credit Risk, the Manager of the Inventory Control Unit, and the Director of Internal Audit and Quality Control. To the extent that an individual mortgage loan application does not meet our published underwriting guidelines, our mortgage loan origination teams and underwriters can make underwriting exceptions. Any losses on mortgage loans are allocated back to the origination team by our profit and loss accountability system. Mortgage loan exceptions are tracked in our data warehouse and the performance of mortgage loans with and without exceptions is monitored. We may, from time to time, apply underwriting criteria that are either more stringent or more flexible depending upon the economic conditions of a particular geographic market. We may, and have, also added non-traditional mortgage products such as mortgage loans with a 40 year amortization schedule.

Mortgage Loan Applications and Credit Reports. Each prospective borrower completes a mortgage loan application that includes information with respect to the applicant’s liabilities, income, credit history, employment history and personal information. At least one credit report on each applicant from an independent, nationally recognized credit reporting company is required. The credit report typically contains information relating to such matters as credit history with local and national merchants and lenders, installment debt payments and any record of defaults, bankruptcies, repossessions, or judgments.

Property Appraisals. A full appraisal of the property proposed to be pledged as collateral for the mortgage loan is generally required in connection with the origination of each first priority mortgage loan and each second priority mortgage loan greater than $50,000. Appraisals are performed by licensed, third-party, fee-based appraisers and include, among other things, an inspection of the exterior and interior of the subject property. Appraisals are also required to address neighborhood conditions, site and zoning status and the condition and value of improvements. Following each appraisal, the appraiser prepares a report, which includes a reproduction costs analysis, when appropriate, based upon the current cost of constructing a similar home and market value analysis based upon recent sales of comparable homes in the area. Appraisals generally conform to the Uniform Standards of Professional Appraisal Practice and must be on forms acceptable to Freddie Mac and Fannie Mae. Before the mortgage loan is funded, every appraisal is reviewed by our appraisal review department, one of our qualified underwriters, or by a non-affiliated appraisal review firm. The appraisal may not be more than 180 days old on the day the mortgage loan is funded. A second full appraisal is required for combined mortgage loan amounts and/or property values greater than $1,000,000. For second priority mortgage loans of $50,000 or less, “drive-by” appraisals alone are acceptable. The standard appraisal may be waived in favor of an Insured Automated Value Model (AVM) with a physical inspection, provided the mortgage loan meets certain criteria. The Insured AVM is effective for the life of the mortgage loan, is transferable, and provides an unbiased opinion of the property value. The Insured AVM process includes a Property Condition Report which is a drive-by inspection that verifies the collateral is conforming. The insurance certificate provides protection that minimizes loss severity in the event of foreclosure.

Income and Asset Verification. Our underwriting guidelines require verification or evaluation of the income of each applicant pursuant to our “Full Documentation,” “Lite Documentation” or “Stated Income” programs. Under each of these programs, we review the mortgage loan applicant’s source of income, calculate the amount of income from sources indicated on the mortgage loan application or similar documentation, and calculate debt service-to-income ratios to determine the applicant’s ability to repay the mortgage loan. Under the Full Documentation program, applicants are generally required to submit the most current year-to-date pay stubs and written verification of income signed by the employer, Forms W-2 or 1040 and, in the case of self-employed applicants, the most recent two years completed tax returns, signed year-to-date profit and loss statement, or bank statements, in each case covering the preceding two years. Personal bank statements are acceptable as Full Documentation, with the preceding 24 months as “Alt2” documentation type or the preceding 12 months as “Alt1.” Under the Lite Documentation program, applicants must be self-employed and are required to submit personal bank statements covering the preceding six months. Under the Stated Income program, applicants are evaluated based upon income as stated in the mortgage loan application. Under all programs, we may verify by telephone employment, business and income, and self-employed applicants may be required to submit a business license.

Verification of the source of funds, if any, required to be paid by the applicant at closing is generally required under all documentation programs in the form of a standard verification of deposit, two months’ consecutive bank statements or other acceptable documentation. Twelve months’ mortgage payment or rental history must be verified by the related lender or landlord on required programs.

Credit Classifications. A critical function of our underwriting process is to identify the level of credit risk associated with each applicant for a mortgage loan. We have established five principal classifications, ranging from “A+” to “C,” with respect to the credit profile of potential borrowers, and we assign a rating to each mortgage loan based upon these classifications. We have a sixth, generally inactive credit classification, called “C-”, which may be for a borrower with a current or recent foreclosure or bankruptcy. This sixth credit classification or “C-” can be used on an exception basis with approval from executive management, and in 2006, 2005 and 2004, represented 0.3%, 0.3% and 0.2%, respectively, of our mortgage loans originated. We assign credit grades by analyzing mortgage payment history, consumer credit history, credit score, bankruptcy history, and debt-to-income ratio. Our standard for assigning credit grades are stricter for Lite Documentation and Stated Income programs than for Full Documentation programs, and we discourage credit grades below “B” for Lite Documentation and Stated Income programs.

Underwriting Tools. We have tools that help each mortgage loan origination team underwrite, document, and track each mortgage loan. These tools integrate the line item detail of the credit reports we receive from the credit reporting agencies, our own analysis of an applicant’s income, and a comprehensive review of the total credit profile of the borrower and any exceptions made to our credit policies. The product of these tools, in addition to the information they contribute to our database, is a four-page review of each mortgage loan that is placed at the beginning of each mortgage loan file. Third-party underwriters and purchasers of our mortgage loans make comprehensive use of these reports in their review of our mortgage loan files. These tools are used by all of the origination teams, as well as by corporate underwriting, our documents and funding teams, our post-closing and shipping departments, and other functional units within our company. The data provided is transferred into our enterprise data warehouse. We use software provided by ProClarity and Informatica to make this information readily available to management.

We have deployed an automated decision system, however, we continue to use our staff to audit credit, income and appraisal documentation to ensure that mortgage loans approved in the automated system are consistent with our underwriting guidelines. Furthermore, we anticipate that many mortgage loans will not align with the matrix compliance features of an automated underwriting system, and such mortgage loans will be reassigned to a more traditional underwriting process. Our intention in adopting this technology is to increase the level of our mortgage loan originations without having to correspondingly increase the number of underwriters.

Internal Audit and Quality Control. We maintain an internal audit and quality control department. The Director of Internal Audit and Quality Control reports to the CEO and the Audit Committee. The internal audit and quality control department conducts operational and financial audits of our business processes and coordinates with applicable business units to test compliance with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”).

The internal audit Department evaluates and supports the manner in which management upholds its responsibilities to: (1) safeguard the assets and income of the company, (2) provide for reliable and timely financial statements and reporting of other critical information and (3) maintain compliance with ethical standards, policies, plans and procedures of the company and with applicable laws and regulations. To accomplish these objectives, the internal audit department reviews the system of internal controls and reports control deficiencies to senior management and the Audit Committee. An annual risk assessment is performed to determine the audit schedule, which is submitted for review and approval by the Audit Committee. The audit programs are developed to focus on perceived risks and opportunities for improving business and control processes. Additionally, to ensure compliance with SOX requirements, SOX testing activities are coordinated between the internal audit department, the SOX Compliance Manager, external resources, the Controller, the CFO and the EVP. Deficiencies noted during the review of SOX testing are assessed for immediate remediation and results are reported to our Audit Committee and Disclosure Committee.

Each month, the quality control department reviews and re-underwrites a statistical sampling of all of the mortgage loans that are originated. The initial sample focuses on any mortgage loan with a first payment default or where misrepresentation is suspected. The quality control department re-underwrites these mortgage loans, re-verifies the sources of income, re-verifies employment, and reviews the appraisals to ensure collateral values for the mortgage loans are supported. When material misrepresentation is suspected, the quality control department undertakes a comprehensive re-underwriting of not only that mortgage loan, but other targeted mortgage loans connected by broker, appraiser, or other parties to the transaction. In addition, the quality control department performs specific mortgage loan tests to verify that mortgage loan originations comply with relevant regulatory requirements. The tests focus on verifying proper completion of borrower disclosures and other mortgage loan documentation, correct processing of all legally required documentation, and compliance with timeframes imposed by applicable laws. All findings of the quality control department are reported on a regular basis to members of senior management, including the CEO, COO and Director of Operations, and the Audit Committee of the Board of Directors. Management analyzes the results of the monthly quality control reviews as well as performance trends and servicing issues. Based upon this analysis, corrective actions are taken.

Mortgage Loan Programs. We typically offer a range of non-prime mortgage and (to a lesser degree) Alt-A mortgage loan programs. The key distinguishing features of each program are the documentation required, the LTV, the mortgage and consumer credit payment history, the property type and the credit score necessary to qualify under a particular program. Nevertheless, each program relies upon our analysis of each borrower’s ability to repay, the risk that the borrower will not repay us, the fees and rates we charge, the value of the collateral, the benefit we believe we are providing to the borrower, and the mortgage loan amounts relative to the risk we believe we are taking.

In general, our LTV maximums decrease with lower credit quality, and, within each credit classification, our LTV maximums vary depending on the property type. Our LTV maximums for mortgage loans secured by owner-occupied properties are higher than for mortgage loans secured by properties that are not owner-occupied. Our LTV maximums for Lite Documentation and Stated Income Programs are generally lower than the LTV maximums for corresponding Full Documentation programs. Our maximum debt service-to-income ratios range from 50% to 55% for Full Documentation Programs and from 45% to 55% for Lite Documentation and Stated Income Programs.

Certain programs provide higher LTV’s and CLTV’s to borrowers in higher credit grades. Credit grades may be determined by the same criteria as in our standard programs, but may also be determined only on the basis of mortgage credit or credit score. Certain programs may also be restricted as to property and occupancy types and documentation requirements.

Our mortgage loans in the United States have payment schedules based upon an interest rate that is (1) constant over the life of the mortgage loan, commonly referred to as “fixed-rate mortgages” or “FRMs,” or (2) fixed for the initial six-months, or two, three, five or seven years with adjustments after the initial fixed period and every six months thereafter, sometimes referred to as “adjustable-rate mortgage loans” or “ARMs.” Generally, the payments on our fixed-rate mortgage loans are calculated to fully repay the mortgage loans in 15 or 30 years. In the case of “balloon” mortgage loans, the payments are based on a 30-year or 40 year repayment schedule, with the unpaid principal balance due in a “balloon” payment at the end of 15 years or 30 years. The payments on our ARMs are calculated to fully repay the mortgage loans in 30 years, with payment amount adjustments following interest rate adjustments. Each of our ARM programs are also offered with a 40-year amortization period with a balloon feature that is due in 30 years. Our mortgage loans may have initial interest-only periods, typically five years, during which the monthly payments are limited to the amounts required to pay accrued interest due on the mortgage loans. At the end of the interest-only periods, the monthly payments are adjusted to fully repay the mortgage loans over their remaining 25-year terms. We do not currently offer, or expect to offer, an interest-only option in conjunction with the 40 year due in 30 amortization program.

The interest rate adjustment on adjustable-rate mortgage loans is determined by adding a “margin” to an “index” rate, subject to certain adjustment limitations. The “margin” is a percentage established at mortgage loan origination. The “index” for ARMs is six-month LIBOR, which is determined as of a specified time prior to the interest adjustment date. It is common during the initial fixed-rate period of an ARM to allow the borrower to pay a rate lower than the margin plus the index at mortgage loan origination. Over time, the rate may adjust upward such that, eventually, the interest rate will equal the index plus the entire margin. Such adjustments to the interest rate are generally limited to no more than 1.5% at each adjustment date, and the interest rates may not be adjusted above or below a maximum and minimum amount specified in the mortgage loan documents. The goal is to acclimate the borrower to the repayment obligation, yet be able to achieve the fully indexed interest rate over time.

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

A substantial portion of our US mortgage loans include prepayment penalties. In 2006, 2005 and 2004, 72.8%, 75.8%, and 82.9%, respectively, of the mortgage loans we originated contained such penalties. Borrowers who agree to prepayment penalties generally receive lower interest rates and/or lower mortgage loan fees on their mortgage loans. Borrowers always retain the right to refinance their mortgage loans, but may have to pay a charge of up to six-months interest on 80% of the outstanding principal balance or 5% of the outstanding principal balance on the mortgage loan. Additionally, most of our mortgage loans originated in Canada include prepayment penalty provisions.

Mortgage Loan Production by Product Type. The following table sets forth information about our US mortgage loan production based upon product type during the years ended December 31:

Product Type	2006	2005	2004
ARM

2/28	15.4%	50.3%	46.9%
3/27	20.2	3.1	20.3
5/25	3.1	0.9	—
Forty-year (2/38 and 3/37)	28.5	16.9	—
Other	1.1	0.1	0.6

Subtotal	68.3	71.3	67.8

FRM

Fifteen-year	0.6	0.7	1.4
Thirty-year	20.1	15.9	21.5
Balloons	10.1	11.1	8.0
Other	0.9	1.0	1.3

Subtotal	31.7	28.7	32.2

Total	100.0%	100.0%	100.0%

Product Type by Payment Feature	2006	2005	2004
Standard

Adjustable	56.5%	58.8%	54.8%
Fixed	29.9	27.5	31.0

Subtotal	86.4	86.3	85.8

Interest-Only
Adjustable	11.8	12.6	13.0
Fixed	1.8	1.1	1.2

Subtotal	13.6	13.7	14.2

Total	100.0%	100.0%	100.0%

Mortgage Loan Production by Borrower’s Credit Score. The following table sets forth information about our US mortgage loan production based upon borrowers’ credit scores obtained from one or more of the three principal credit bureaus during the years ended December 31:

Credit Score	2006	2005	2004
Greater than 800	0.2%	0.2%	0.1%
751 to 800	3.7	4.0	3.3
701 to 750	10.7	11.8	10.5
651 to 700	27.1	27.4	27.7
601 to 650	28.7	30.6	33.9
551 to 600	18.2	16.1	16.3
501 to 550	11.0	9.6	7.9
451 to 500	0.3	0.2	0.1
Less than 451	0.1	0.1	0.2

Total	100.0%	100.0%	100.0%

Mortgage Loan Production by Lien Position. The following table sets forth information about our US mortgage loan production based upon lien position during the years ended December 31:

Lien Position	2006	2005	2004
Firsts	94.6%	90.9%	91.4%
Seconds	5.4	9.1	8.6

Total	100.0%	100.0%	100.0%

Mortgage Loan Production by Collateral Type. The following table sets forth information about our US mortgage loan production based upon collateral type during the years ended December 31:

Type of Collateral	2006	2005	2004
Single-Family Residence-Detached	68.9%	68.4%	70.9%
Multi-Unit/2 to 4	9.4	10.6	7.3
PUD	12.4	11.5	13.2
Condo	6.2	7.0	6.7
Other	3.1	2.5	1.9

Total	100.0%	100.0%	100.0%

Financing for Mortgage Loan Originations

In 2006, Accredited financed mortgage loans through eight different secured warehouse credit facilities and through an asset-backed commercial paper facility (the “ABCP”). As of July 31, 2007, we are financing our mortgage loans through three secured warehouse facilities with approximately $1.7 billion of credit capacity (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments”). We repay the related borrowings under these credit facilities upon sale or securitization of the mortgage loans. As of December 31, 2006 we had $1.7 billion in U.S. warehouse debt and $97 million in Canadian warehouse debt outstanding. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Accredited’s interest expense on warehouse financing as a percentage of total interest expense during 2006, 2005 and 2004 was 34.3%, 38.2% and 46.0%, respectively.

Under the ABCP, the funding of mortgage loan originations had historically been financed through the issuance of (i) short- term liquidity notes (“SLN”) with maturities ranging from one to one hundred eighty days and (ii) subordinated notes of $80 million, maturing in $40 million increments on May 26, 2010 (one-month LIBOR + 1.45%) and August 25, 2011 (one-month LIBOR + 1.30%). The notes were issued by a special purpose bankruptcy remote Delaware statutory trust which we established for the ABCP. The SLNs accrued interest at a commercial paper market rate (5.43% at December 31, 2006).

At December 31, 2006, the outstanding balance under the ABCP facility, including the subordinated notes was $880 million. The ABCP had historically been collateralized by mortgage loans held for sale or securitization and certain restricted cash balances. By May 31, 2007 the Company voluntarily terminated the program and repaid all subordinated notes and SLNs. (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments”).

The amounts available to borrow under the warehouse credit facilities and the ABCP historically were affected by the lender’s or credit support provider’s valuation of the underlying collateral. The collateral is subject to revaluation at any time, generally subject to commercial reasonableness and good faith. Downward revaluations of the collateral can result in margin calls on one business day’s notice, requiring us to repay amounts previously advanced and reducing our available liquidity.

Our credit facilities contain customary covenants including minimum profitability, interest coverage, liquidity, net worth and limitations on total indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate payment which may require sale of the collateral at less than optimal terms. In addition, if we default under one facility, it would generally trigger a default under the other facilities. Prior to year end 2006 and year-to-date in 2007, several of the covenant requirements were amended or waived to remain in compliance with all requirements under the credit facilities at year end. We anticipate requiring additional modifications or waivers to these covenants and, while we anticipate that we will be able to have the agreements amended to waive any covenant violations with our lenders, there can be no assurances that such lenders will amend the covenants to permit our contractual compliance. In the event such modifications or waivers are required and Accredited is unable to obtain them during the remainder of 2007 or thereafter, Accredited may trigger an event of default under our credit facilities, which could in turn result in cross defaults under our other facilities. The occurrence of such events would have a material and adverse impact on our ability to fund mortgage loans and continue as a going concern.

Interest Generated by Warehoused Mortgage loans

We generate a portion of our total revenues from the interest we receive on a mortgage loan from the time we originate the mortgage loan until the time we sell or securitize the mortgage loan. This interest income as a percentage of total interest income for 2006, 2005 and 2004 was 33.6%, 35.2% and 43.1%, respectively. This income is partially offset by our borrowing costs under our warehouse credit facilities used to fund our mortgage loans for the same period. Subsequent to year end, the Company sold substantially all its loans held for sale, thereby significantly reducing its interest generated by warehoused mortgage loans in 2007 (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments.”)

Mortgage Loan Disposition Strategy

We generate revenue primarily through the disposition of the mortgage loans we originate. We use a diversified mortgage loan disposition strategy to convert the mortgage loans we originate into revenue for our company. This strategy includes whole mortgage loan sales and securitizations. In 2006, 2005 and 2004, we sold and securitized a total of $16.1 billion $15.7 billion and $11.6 billion, respectively, of mortgage loans including Canada. Of these amounts, 83.0%, 73.0% and 72.0%, respectively, were whole mortgage loan sales and 17.0%, 27.0% and 28.0%, respectively, were securitized in transactions structured as financings for accounting purposes. Mortgage loan sales generated gain on sale revenues of $202.0 million, $313.1 million and $283.6 million, accounting for 46.5%, 55.1% and 60.4%, respectively, of our total net revenues for 2006, 2005 and 2004. We completed no securitization structured as a sale, for accounting purposes, during these periods.

Mortgage Loan Disposition by Purchaser. Highlighting our diversified disposition strategy, the table below shows, for the year ended December 31, 2006 with comparative amounts for the years ended December 31, 2005 and 2004, the primary purchasers of our mortgage loans, the dollar amount of their purchases, and their purchases as a percentage of total mortgage loan sales:

Name	2006	%	2005	%	2004	%
	(dollars in millions)
HSBC Mortgage Services Inc.	$4,002.3	29.9%	$2,714.4	23.7%	$2,190.1	26.4%
The CIT Group/Consumer Finance, Inc/CIT Bank	1,616.2	12.1	579.7	5.1	421.1	5.1
WM Specialty Mortgage LLC	1,324.7	9.9	—	—	—	—
Morgan Stanley Mortgage Capital Inc	1,049.9	7.9	1,133.9	9.9	2,081.3	25.1
JPMorgan Chase Bank, N.A.	963.4	7.2	186.6	1.6	114.6	1.4
Bank of America, National Association	941.4	7.1	—	—	435.3	5.3
Merrill Lynch Mortgage Lending, Inc.	919.7	6.9	183.0	1.6	103.3	1.3
Citigroup Global Markets Realty Corp.	631.8	4.7	72.1	0.6	—	—
IXIS Real Estate Capital Inc.	413.2	3.1	98.0	0.9	—	—
DLJ Mortgage Capital, Inc (CSFB)	322.1	2.4	234.2	2.1	472.5	5.7
All others	1,174.4	8.8	6,235.7	54.5	2,464.0	29. 7

Total mortgage loan sales(1)	$13,359.1	100.0%	$11,437.6	100.0%	$8,282.2	100.0%

(1)	Does not include $286.4 million in mortgage loans sold during the fourth quarter which were acquired in connection with our acquisition of Aames.

HSBC Mortgage Services Inc. (“HSBC”) and certain of our other mortgage loan purchasers have revised their purchasing guidelines and the whole mortgage loan purchase premiums that they are willing to pay in response to ongoing adverse market conditions and borrower default rates. In April 2007, HSBC notified the Company, as well as other non-prime mortgage originators, that HSBC will no longer be purchasing non-prime mortgages. Accordingly, we can make no assurances that HSBC specifically, or our other whole mortgage loan purchasers, generally, will continue to purchase our mortgage loans on terms that are acceptable to us.

We evaluate the best disposition strategy for each pool of mortgage loans we originate, considering the market demand for our mortgage loans, our liquidity needs, our long-term profit objectives and our need to maintain strong relationships with our mortgage loan purchasers.

Whole Loan Sales

In a whole loan sale, we sell all right, title and interest in and to a pool of mortgage loans in exchange for cash in an amount equal to the full market value of the mortgage loans. All of our mortgage loan dispositions are made subject to an obligation to repurchase any mortgage loan that materially violates standard mortgage industry representations and warranties that we make in connection with our mortgage loan dispositions. In 2006, 83.0% of our mortgage loan dispositions were through whole mortgage loan sales and net gains from these sales were $202.0 million. To execute our mortgage loan sales strategy, we have typically established key relationships with a diversified group of sophisticated mortgage loan purchasers. We believe that this strategy increases our opportunity to sell during changing market conditions. As a result, the purchasers listed above include Wall Street investment banking firms that securitize, non-Wall Street mortgage banking firms, national and international banks that both hold and securitize mortgage loans, and large financial services companies that both hold and securitize mortgage loans.

Some of our mortgage loans are sold pursuant to forward commitments, under which we agree to sell, and a purchaser agrees to buy, a specified volume of mortgage loans that meet specified characteristics. We also put pools of mortgage loans out to bid, using our knowledge of our various purchasers’ preferences to direct pools with certain characteristics to the purchasers most likely to value those characteristics. Prospective purchasers may submit bids on all or portions of the pools that we show them. We generally select the combination of bids that provides us with the best overall execution results. We continuously monitor the preferences of our purchasers and adjust our origination operations accordingly. Mortgage loan officers and account executives use our Revenue Calculator to monitor the mortgage loan characteristics that various purchasers value. We believe that this not only improves the saleability of our mortgage loans, but also improves the price we receive upon the sale of our mortgage loans because purchasers tend to pay higher prices for mortgage loans that meet their requirements. Our disposition strategy balances our objectives of cultivating our relationships with multiple purchasers while striving to maximize the premiums we receive.

Securitizations

As part of our diversified financing strategy, we have historically accessed the asset-backed securitization market to provide long-term financing for our mortgage loans. In a securitization, we sell or transfer a pool of mortgage loans to a trust and retain a residual interest for the right to receive future cash flow. The trust raises the cash purchase price of the mortgage loan pool by selling asset-backed securities, or notes, representing senior interests in the mortgage loans. The purchasers of these interests receive the principal collected on the mortgage loans plus a fixed or adjustable interest rate as stated in the particular note. The residual interest we retain entitles us to receive the interest income generated on the principal amount of the mortgage loans in the trust minus the interest paid to the purchasers of the mortgage loan interests, servicing, trust and other fees and losses on the mortgage loans, provided that certain overcollateralization requirements are met. Depending upon the structure of the asset-backed securities and the performance of the underlying mortgage loans, excess cash flow may not begin to be distributed to us for 12 months or more. As a result of the overcollateralization and certain other credit enhancement features, the trust is able to issue investment-grade, asset-backed securities.

We anticipate that securitizations will continue to contribute to revenues and cash flows. We also anticipate that our securitization transactions will continue to be legally structured as sales, but for accounting purposes will be structured as financings. Under this approach, the mortgage loans remain on our balance sheet and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the securitization. This “portfolio-based” accounting closely matches the recognition of income with the actual receipt of cash payments.

During 2006, 2005 and 2004, we completed a total of two, four and four securitizations structured as financings in which debt securities totaling $2.4 billion, $4.2 billion and $3.3 billion, respectively, were issued. In January 2007, we completed a securitization totaling $760 million which we structured as a financing for accounting purposes.

Derivative Policies

See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

General Description of REIT’s Assets; Investment Policy

Retained Interests in Securitization

We retain interests in our securitizations which represents ownership of the related securitization trust and the right to receive excess cash flow generated by the trust. This excess cash flow is derived from two sources: excess interest and return of over-collateralization.

Each retained interest is subordinate in right of payment to the related securitization note holders. Each retained interest is in a “first loss position,” and the related securitization trust does not contain a source of funds to protect us against losses on the related mortgage loans.

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

Excess interest is generally required, among other things, to be used to distribute principal with respect to the related notes until the related notes reach the required overcollateralization amount (as described below).

Principal

Principal collections on the related mortgage loans will generally be distributed to the securitization note holders in order to maintain the required level of overcollateralization for that securitization trust. To the extent that the overcollateralization amount has been permitted to step down (as described below), principal collections may instead be distributed to the related retained interest until the new required overcollateralization amount has been achieved.

Overcollateralization

“Overcollateralization” for each securitization is the excess, if any, of the outstanding principal balance of the mortgage loans in the related mortgage pool over the principal balance of the related notes. Overcollateralization in each securitization trust is generally achieved by applying available excess interest in the initial years of operation of the securitization trust to make additional payments of principal on the related notes as necessary to maintain the Overcollateralization amount at its required level. In some transactions, the required over-collateralization amount was fully funded on the securitization’s closing date. If the level of overcollateralization applicable to a securitization trust in future periods falls below the applicable required overcollateralization amount, cash flows derived from excess interest thereafter will be applied to pay principal and interest on the related notes (and not be available to make distributions with respect to the related retained interests) unless and until once again the applicable required overcollateralization amount is reached.

The required overcollateralization amount for certain mortgage pools may increase if delinquencies or losses on the related mortgage pool were to exceed certain specified levels. The required overcollateralization amount may decrease based upon the satisfaction of certain tests. No distributions will be made from the proceeds of the related mortgage loans to the related retained interest until the then-applicable required overcollateralization amount has been established and maintained.

Generally, to the extent that the cash flows which would otherwise be paid to a retained interest are being directed to the related notes to achieve or maintain the applicable required overcollateralization amount, the related retained interest will not receive any distribution from the related securitization trust. In addition, because the application of the cash flows to each retained interest are dependent upon the performance of the related mortgage loans, there may be material variations in the amount, if any, of the cash flow distributed on each retained interest from period to period, and there may be extended periods when no cash flow is received with respect to each retained interest. Any such variations in the rate or timing of receipt of distributions on each retained interest may adversely affect our ability to make dividend payments on the Series A Preferred Shares.

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

Distributions on the retained interests in respect of principal collections on the mortgage loans are also sensitive to the rate and timing of principal payments and realized losses on the mortgage loans in the related mortgage pool. A rapid rate of principal payments on the mortgage loans in a mortgage pool could have the effect of accelerating distributions in respect of principal collections on the related retained interests, and a slow rate of payment could have the effect of decelerating distributions in respect of principal collections on the related retained interests. Generally, the retained interests will not be entitled to receive any distributions until the required overcollateralization amount has been met. Realized losses on the mortgage loans in the related mortgage pool will have the effect of reducing the over-collateralization, and therefore reducing the amount ultimately payable on the related retained interests.

Mortgage Loan Servicing

Once we originate or purchase a mortgage loan, our servicing department begins the administrative process of servicing the mortgage loan, seeking to ensure that the mortgage loan is repaid in accordance with its terms.

We start this process for every mortgage loan, whether we will service the mortgage loan for a matter of weeks before it is sold servicing-released or for its life in a servicing-retained transaction. Our servicing department is divided into mortgage loan administration, customer service and asset management units. In addition, the investor reporting unit of our finance and accounting department performs the servicing-related functions of reporting on all other servicing activities, and in the case of mortgage loans serviced for others, accounting for and remitting all funds collected through servicing activities.

Administration and Servicing

Our mortgage loan administration unit is responsible for boarding each mortgage loan into our servicing operations and technology systems. For mortgage loans on which the monthly payments include amounts to be escrowed for the future payment of real estate taxes and insurance premiums, our escrow administration unit ensures the proper accounting for such funds and the timely payment of the taxes and premiums. For mortgage loans which do not have tax and insurance escrows, the mortgage loan administration unit ensures that the properties securing the mortgage loans are properly insured at all times and that real estate taxes are paid to avoid foreclosures by taxing authorities. This unit is also responsible for the various administrative tasks involved in the transfer of servicing when mortgage loans are sold servicing-released, including notifying borrowers, insurers and taxing authorities. For mortgage loans with adjustable interest rates, this unit ensures that the adjustments are properly made and timely notification is provided to the related borrowers.

Our payment processing unit is responsible for the physical receipt of and initial accounting for all mortgage loan payments from borrowers. We offer our borrowers to establish automatic payment from their bank accounts, which we arrange at no cost to the borrower. Our customer service unit is responsible for welcome calls and handling all inbound calls and other communications from borrowers. The payoff and re-conveyance unit responds to borrower requests for payoff demands and handles all lien releases.

Collection and Enforcement

Our asset management unit is responsible for all phases of the collection and enforcement of delinquent and defaulted mortgage loans. The inherent risk of delinquency and loss associated with non-prime mortgage loans requires hands-on active communication with our borrowers from origination through liquidation. Borrower contact is initiated through outbound telephone campaigns, monthly billing statements, and direct mail, which are tailored to reflect the borrower’s payment habit, the mortgage loan’s risk profile and the mortgage loan’s status. Our collection approach is designed to educate our borrowers on managing their debts to maximize the likelihood of continued timely performance. We establish clear expectations with our borrowers with respect to maintaining contact and working together to resolve any financial problems that may occur. We consider this early intervention a key element of our servicing strategy.

Our early stage mortgage loan counselors begin calling borrowers whose accounts are past due between the 1st and 15th day depending upon their payment history. Once contact is established, we verify pertinent information and determine the reason for the delay in payment. For borrowers who are able to make their payments, we offer the ability to pay by mail, via our website, by phone or through electronic funds transfer. Pay by phone allows the borrower to remit the funds immediately or at an agreed later time in the month and avoids delays using the U.S. postal service. If a borrower indicates a problem that is not temporary or is of a serious nature, the call is promptly referred to a supervisor who will then evaluate the situation and initiate appropriate loss mitigation actions.

When an account becomes thirty-three days delinquent, the borrower receives a notice of intent to foreclose allowing thirty days, or more if required by applicable state law, to cure the default before the account may be referred for foreclosure. The 30-59 day collection personnel continue active collection campaigns and may offer the borrower relief through a payment plan designed to resolve the delinquency in ninety days or less and up to 6 months with supervisor approval. These collectors are seasoned and trained to effectively identify and resolve problems with borrowers before the past due problems escalate.

Accounts moving to sixty or more days delinquent are transferred to the loss mitigation and foreclosure sub-units simultaneously. Our loss mitigation personnel choose a collection strategy that is designed to minimize the loss on a defaulted mortgage loan. We may procure updated property value information, the borrower’s current credit profile, and review foreclosure and real estate marketing timelines to determine the best alternative to foreclosure. Our loss mitigation personnel continue to actively attempt to resolve the delinquency while our foreclosure personnel begin the foreclosure process. Our loss mitigation tools include payment plans, short sales, deeds in lieu of foreclosure, stipulated forbearance plans, deferments, reinstatements and modifications.

Delinquent accounts not resolved through collection and loss mitigation activities are foreclosed in accordance with state and local laws. Foreclosure timelines are managed through a timeline report built into the mortgage loan servicing system. The report schedules key milestones throughout the foreclosure process, enhancing our ability to monitor and manage the process. Properties acquired through foreclosure are transferred to the real estate owned, or REO, sub-unit to manage eviction and marketing of the properties. Once a property is vacant, it is listed with a local real estate agent who develops a marketing strategy designed to maximize the net recovery upon liquidation. Second opinions on the value of the property are obtained to validate recommendations given by the primary listing agent. Property listings and monthly status reports are reviewed monthly to ensure the properties are properly maintained and actively marketed.

Our mortgage loan administration unit also handles hazard and mortgage insurance claims, condemnations and other special servicing needs.

Servicing Department Infrastructure

We service our mortgage loans using Interlinq Loan Servicing software provided by Harland Financial Services. We also have additional software modules for the management of bankruptcy, foreclosure and REO processes. Our technology delivers helpful data regarding the mortgage loan and the borrower to the desktops of our servicing personnel. We also have all of our files electronically imaged so that our servicing personnel have access to mortgage loan documents without having to retrieve a paper file.

Monthly incentive plans are in place for all collections, loss mitigation and REO personnel and are tied directly to performance of the servicing portfolio. Both individual and team goals are used to encourage superior results and cooperation between unit members.

Ongoing training for our servicing personnel is provided regularly and covers major relevant topics within the servicing department. In the collection area, supervisors and managers monitor actual telephone calls by each collector on a monthly basis and follow up with one-on-one training and direction. In addition, scripts tailored to typical borrower circumstances are posted at each workstation to ensure the employee asks the appropriate questions for the type of delinquency situation the borrower is experiencing. Outside legal counsel conducts on-site classes or seminars for the foreclosure and bankruptcy areas on an annual basis. Title company representatives also provide on-site training on title issues from time to time.

All of our servicing functions are administered from our San Diego and Orlando service centers as well as Noida, India through our third party vendor. The Orlando service center was opened in August 2004 and currently performs all servicing functions. We began selected servicing functions in India in February 2006. Hours of operation for our servicing department are staggered to cover the different time zones where our borrowers and collateral properties are located. Evening and weekend hours are used to facilitate contact with borrowers that are otherwise unavailable during regular business hours.

Our Delinquency and Loss Experience

The following table sets forth information about the delinquency and loss experience of the mortgage loans we service, which are primarily mortgage loans we have originated and have been or may be securitized, as of and for each of the years ended December 31.

	2006				2005(2)				2004(2)
	Amount		Delinquency Percentage(1)		Amount		Delinquency Percentage(1)		Amount		Delinquency Percentage(1)
	(dollars in thousands)
Total Accredited servicing portfolio	$9,675,658	(3)			$9,706,153	(3)			$6,731,581	(3)

Delinquencies:
30-59 days	$150,683		1.6%		$76,526		0.8%		$33,134		0.5%
60-89 days	93,044		1.0%		31,962		0.3%		11,325		0.2%
90 or more days	332,122		3.4%		100,333		1.1%		58,307		0.8%

Subtotal	575,849		6.0%		208,821		2.2%		102,766		1.5%
Real estate owned	118,828		1.2%		28,928		0.3%		14,357		0.2%

Total	$694,677		7.2%		$237,749		2.5%		$117,123		1.7%

Losses on servicing portfolio	$51,767		0.5	%(1)	$22,193		0.3	%(1)	$17,505		0.3	%(1)

	2006
	Amount	Delinquency Percentage(1)
	(dollars in thousands)
Total Aames servicing portfolio	$1,364,470

Delinquencies:
30-59 days	$55,951	4.1%
60-89 days	31,009	2.3%
90 or more days	101,677	7.4%

Subtotal	188,637	13.8%
Real estate owned	28,287	2.1%

Total	$216,924	15.9%

Losses on servicing portfolio	$3,415	1.0	%(1)

(1)	The percentages are calculated based upon the respective loss amounts on the servicing portfolio for the year ended divided by the average servicing portfolio during the year.

(2)	We have changed the presentation from 2005 and 2004 to conform to 2006.

(3)	Includes mortgage loans sold with servicing retained of $60.4 million, $90.2 million, and $171.0 for the years ended December 31, 2006, 2005 and 2004, respectively.

We review our delinquency and loss rates when setting loss reserves for mortgage loans. (“Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Provisions for Losses). Increases in actual delinquency and loss rates could affect the loss assumptions used in setting loss reserves. If the loss assumptions used to set loss reserves are increased, it could adversely affect our operating results.

Competition

We face intense competition in the businesses of originating and selling mortgage loans.

Our competitors in mortgage origination include mortgage banking companies, consumer finance companies, diversified financial institutions, commercial banks, credit unions, savings and mortgage loans, credit card issuers and insurance finance companies. Many traditional mortgage lenders also offer products similar to those we offer to our borrowers. Fannie Mae and Freddie Mac are also adapting their programs to include non-conforming products and have begun to expand their operations into the non-prime market. We are experiencing increased competition over the Internet. Many of these competitors, including large financial corporations taking advantage of consolidation opportunities in the industry, are substantially larger and have more capital, or have greater access to capital at lower costs than our cost of capital under our warehouse credit facilities, and may have greater technical and marketing resources than we have. Efficiencies in the asset-backed securities market have generally created a desire for increasingly larger transactions, giving companies with greater volumes of originations a competitive advantage.

Competition in the industry can take many forms, including interest rate and cost of a mortgage loan, convenience in obtaining a mortgage loan, the underwriting requirements for a mortgage loan, customer service, amount and type of mortgage loan, and marketing and distribution channels. Additional competition has and may continue to lower the rates we can charge borrowers relative to our borrowing costs and potentially lower gains from cash-based whole mortgage loan trades and our net interest margin from securitizations. We believe we compete primarily based upon the quality of the service we provide to mortgage brokers, particularly those with whom we cultivate key account relationships. We commit to turn-around times, offer coherent, presentable approvals, personal contact and a comprehensive menu of products for our customers. We endeavor to make it easier to do business with us than with our competitors. In exchange, we minimize yield spread premium to mortgage brokers, avoid unwarranted credit exceptions, and charge for the risk we take. Accordingly, our competitors may offer better financial terms to potential borrowers and we may be unable or unwilling to originate mortgage loans with comparable terms.

We believe that our competitive strengths are:

•

Bottom-line Based Business Model and Supporting Tools. We have created a culture that provides economic incentives to our employees to assess the risk in our mortgage loans correctly, report the risk accurately, and price the risk so as to assure fairness to the borrower and profits to our company. We believe that our bottom-line based philosophy and technology tools give us a competitive advantage by directly rewarding our employees for contributing to our fundamental business goal of sustained profitability.

•

Experience. We have over 50 managers and executives with over 20 years of experience in consumer finance and non-prime mortgage lending. Each of our wholesale and retail divisions is run by a seasoned executive who is evaluated and compensated based upon the profitability, including a full allocation of corporate costs and mortgage loan losses, of the executive’s division.

•

Diversification. We have diversified our mortgage loan origination and disposition channels. Our top ten brokers in 2006 represented in the aggregate approximately 6% of our total mortgage loan origination volume. In 2006, we sold to in excess of 20 whole mortgage loan purchasers, and during 2006, 2005 and 2004, we successfully completed a total of ten independent securitizations.

•	Conservative Management Principles. We focus on originating quality mortgage loans and generating predominately cash earnings rather than non-cash gain on sale earnings.

We believe these strengths enable us to originate better-performing, non-prime mortgage loans, and grow a more profitable, more conservatively managed company than many of our competitors.

Our competitive position may be affected by fluctuations in interest rates and general economic conditions. During periods of rising interest rates, competitors that have “locked in” low borrowing costs may have a competitive advantage. During periods of declining interest rates, competitors may solicit our borrowers to refinance their mortgage loans. During economic slowdowns or recessions, our borrowers may face new financial difficulties and may be receptive to refinancing offers by our competitors.

Regulation

The mortgage lending industry is highly regulated. Our business is regulated by the federal, state, provincial (Alberta, British Columbia, Manitoba and Ontario) and local government authorities and is subject to federal, state and local laws, rules and regulations, as well as judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws and regulations include, but are not limited to:

•	the Equal Credit Opportunity Act and Regulation B;

•	the Federal Truth in Lending Act and Regulation Z;

•	the Home Ownership and Equity Protection Act and Regulation Z;

•	the Real Estate Settlement Procedures Act and Regulation X;

•	the Fair Credit Reporting Act;

•	the Fair and Accurate Credit Transactions Act;

•	the Home Mortgage Disclosure Act and Regulation C;

•	the Fair Housing Act;

•	the Sarbanes-Oxley Act;

•	the Gramm-Leach-Bliley Act;

•	the Servicemembers Relief Act;

•	Regulation AB;

•	the USA Patriot Act;

•	the Federal Trade Commission Act; and

•	the Telemarketing and Consumer Fraud and Abuse Prevention Act.

These laws, rules and regulations, among other things:

•	impose licensing obligations and financial requirements on us;

•	limit the interest rates, finance charges, and other fees that we may charge;

•	prohibit discrimination;

•	impose underwriting requirements;

•	mandate disclosures and notices to consumers;

•	prohibit or restrict certain loan product terms and conditions;

•	regulate our advertising and marketing practices;

•	in some cases, impose assignee liability on the entities that purchase our mortgage loans or on us for mortgage loans we purchase;

•	impose corporate governance, internal controls and financial reporting obligations and standards;

•	restrict sharing of personal, non-public information and require the establishment of appropriate data security measures;

•	regulate our servicing and collection practices;

•	require us to prevent money-laundering or the conduct of business with suspected terrorists; and

•	prohibit certain patterns of unsolicited phone calls, establish time of day restriction on such calls, and require certain disclosures in sales calls.

Our failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of approved status;

•	demands for indemnification or mortgage loan repurchases from buyers of our mortgage loans;

•	class action and individual lawsuits; and

•	administrative enforcement actions.

We actively analyze and monitor the laws, rules and regulations that apply to our business, as well as the changes to such laws, rules and regulations. We seek to maximize the extent to which we can program the laws, rules and regulations into our technology tools, thereby substantially reducing human error as a source of non-compliance. In addition, user-friendly summaries of relevant laws, rules and regulations are directly distributed to all appropriate personnel, and losses attributable to non-compliance are factored into many of our incentive compensation calculations, thereby encouraging responsibility for compliance throughout our organization, including our mortgage loan origination operations. Our compliance with laws, rules and regulations is reviewed, not only by our own legal and quality control department, but also by the warehouse lenders who finance our mortgage loans, the institutions that purchase our mortgage loans, the investment bankers, rating agencies and insurers that are involved in the securitization of our mortgage loans, and the regulating governmental agencies. Because of the national scope of our operations, we are continuously in one stage or another of an audit by one or more governmental agencies, and we do not believe that such audits have ever resulted in findings of material violations or the imposition of significant penalties.

New Areas of Regulation

In the past year, a number of laws, regulations and guidelines have been proposed or enacted at the federal, state and local government levels that address responsible lending practice and impose new standards on loan products offered to non-prime borrowers or borrowers seeking nontraditional mortgage products. At the federal level, the federal banking agencies published Interagency Guidance on Nontraditional Product Risks on October 4, 2006 and a Statement on Subprime Lending on June 29, 2007. At the state level, the Conference of State Bank Supervisors (CSBS) and the American Association of Residential Mortgage Regulators (AARMR) issued Guidance on Nontraditional Mortgage Product Risks on November 14, 2006 and, on July 17, 2007, the CSBS, AAMR and the National Association of Consumer Credit Administrators issued a Statement on Subprime Mortgage Lending, each of which guidance documents are intended to substantially mirror the federal guidance. More than three dozen states have adopted in some fashion the Guidance on Nontraditional Mortgage Product Risks and the CSBS has asserted that 26 states are prepared to adopt on an expedited basis the Statement on Subprime Mortgage Lending.

In addition, several states have enacted legislation to increase the responsibilities of mortgage lenders and mortgage brokers, including increased underwriting standards for certain loan products and increased licensing and regulatory requirements for mortgage industry participants. Furthermore, numerous federal and state legislative proposals have been offered to curb abusive lending and address perceived market failures regarding non-prime lending and nontraditional mortgage loan products, including proposals for suitability standards, mortgage broker fiduciary duties or agency obligations, new underwriting requirements, restrictions on specific loan products or terms, additional fraud protections, and enhanced assignee liability. Also, the regulator of Fannie Mae and Freddie Mac has stated his intention to require such government sponsored enterprises to discontinue buying loans, either directly or indirectly through private-label mortgage backed securities, if the loans do not comply with regulatory guidance regarding nontraditional mortgage products and non-prime loans. In addition, federal and state legislators and regulators have proposed moratoria on foreclosures, forbearance requirements and other policies that may restrict the ability of servicers to collect nonperforming loans and realize on collateral.

The full impact of these proposed and enacted laws, regulations and guidance on the industry and us is uncertain at this time. Adoption of these laws, regulations and guidelines could have a material adverse impact on our loan origination volume, results of operations, financial condition and business prospects.

Regulatory and legal requirements are subject to change, making our compliance more difficult and/or expensive, or otherwise restricting our ability to conduct our business as it is now conducted. In particular, federal, state and local governments have become more active in the consumer protection area in recent years. For example, the federal Gram-Leach-Bliley financial reform legislation imposes additional privacy obligations on us with respect to our applicants and borrowers. Several states are also considering adopting privacy legislation In addition, numerous federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called “predatory” lending products and practices.

The federal Home Ownership and Equity Protection Act (“HOEPA”) identifies a category of mortgage loans and subjects such mortgage loans to restrictions not applicable to other mortgage loans. Mortgage loans subject to HOEPA consist of mortgage loans on which certain points and fees or the annual percentage rate (“APR”) exceed specified levels. Liability for violations of applicable law with regard to mortgage loans subject to HOEPA would extend not only to us, but to the purchasers of our mortgage loans as well. We generally do not make mortgage loans that are subject to HOEPA because the purchasers of our mortgage loans and/or the lenders that provide financing for our mortgage loan origination operations do not want to purchase or finance such mortgage loans. On October 1, 2002, the APR and “points and fees” thresholds for determining mortgage loans subject to HOEPA were lowered, thereby expanding the scope of mortgage loans subject to HOEPA. We anticipate that we will continue to avoid making mortgage loans subject to HOEPA, and the lowering of the thresholds beyond which mortgage loans become subject to HOEPA may prevent us from making certain mortgage loans and may cause us to reduce the APR or the points and fees on mortgage loans that we do make. If we decide to relax our restrictions on mortgage loans subject to HOEPA because the purchasers of our mortgage loans and/or the lenders that provide financing for our mortgage loan origination operations relax their restrictions, we will be subject to greater risks for actual or perceived non-compliance with HOEPA and other applicable laws, including demands for indemnification or mortgage loan repurchases from our lenders and mortgage loan purchasers, class action lawsuits and administrative enforcement actions.

Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that are similar to HOEPA in that they impose certain restrictions on mortgage loans on which certain points and fees or the APR exceeds specified thresholds, so-called “high cost” mortgage loans. The restrictions include prohibitions on “steering” borrowers into mortgage loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, “flipping” or repeatedly refinancing mortgage loans and making mortgage loans without a reasonable expectation that the borrowers will be able to repay the mortgage loans. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a mortgage loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a mortgage loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of mortgage loans, regardless of whether a purchaser knew of or participated in the violation.

In general, it is against our policy to engage in the practices prohibited by these laws, and we could originate “high cost” mortgage loans that comply with all the requirements of these laws. However, we have generally avoided originating “high cost” mortgage loans because the rating agencies generally will not rate securities backed by such mortgage loans and the companies that buy our mortgage loans and/or provide financing for our mortgage loan origination operations generally do not want to buy or finance such mortgage loans. The continued enactment of these laws, rules and regulations may prevent us from making certain mortgage loans that we might otherwise make, may cause us to cease operations in certain jurisdictions altogether, and may cause us to reduce the APR or the points and fees on mortgage loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for non-prime mortgage loans, making it difficult to fund, sell or securitize any of our mortgage loans. If we decide to relax our restrictions on mortgage loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or mortgage loan repurchases from our lenders and mortgage loan purchasers, class action lawsuits, increased defenses to foreclosure of individual mortgage loans in default, individual claims for significant monetary damages, and administrative enforcement actions. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business, as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.

Yield Spread Premiums

A substantial portion of our mortgage loans are originated through independent mortgage brokers. Mortgage brokers provide valuable services in the mortgage loan origination process and are compensated for their services by receiving fees on mortgage loans. Brokers may be paid by the borrower, the lender or both. If a borrower cannot or does not want to pay the mortgage broker’s fees directly, the mortgage loan can be structured so that the mortgage broker’s fees are paid from the proceeds of the mortgage loan, or the mortgage loan can provide for a higher interest rate or higher fees to the lender. The increased value of a mortgage loan with a higher interest rate enables the lender to pay all or a portion of the broker’s compensation. This form of compensation is often referred to as a “yield spread premium.” Regardless of its label or method of calculation, the payment is intended to compensate the broker for the services actually performed and the facilities actually provided. Competitive forces currently demand that we pay mortgage brokers yield spread premiums on many of the mortgage loans we originate.

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

AHL is required to file annual audited financial statements with certain U.S. State and Canadian provincial mortgage licensing authorities, and is currently operating under oral and written waivers of such filing requirements. AHL expects to satisfy such filing requirements at or about the time that this Form 10-K is filed with the SEC; however, if such filings are significantly delayed, AHL’s mortgage lending and servicing licenses may be suspended or revoked in one or more such jurisdictions.

Environmental

AHL is required to file annual audited financial statements with certain U.S. State and Canadian provincial mortgage licensing authorities, and is currently operating under oral and written waivers of such filing requirements. AHL expects to satisfy such filing requirements at or about the time that this Form 10-K is filed with the SEC; however, if such filings are significantly delayed, AHL’s mortgage lending and servicing licenses may be suspended or revoked in one or more such jurisdictions.

Employees

We employed approximately 4,200 and 2,700 full-time employees as of December 31, 2006 and May 31, 2007, respectively. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are satisfactory, despite the current challenges our Company and the non-prime industry face. We have a policy of conducting a comprehensive employee opinion survey approximately every 24 months. We have conducted five such surveys so far and have won four Peter Barron Stark Awards for Workplace Excellence in 2000, 2001, 2003, and 2005.

Executive Officers

Our executive officers as of December 31, 2006 and their ages as of July 31, 2007 are as follows:

James A. Konrath, 61, co-founded our company and has served as our Chairman of the Board and Chief Executive Officer since its formation in 1990. In addition, Mr. Konrath served as our President from 1990 to 1998. Prior to founding our company, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Financial Services, Inc., where he managed over 1,900 people in more than 300 consumer finance offices, from 1986 to 1989. From 1983 to 1986, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Housing Services, where he founded a new subsidiary focused on manufactured housing mortgage loans. Mr. Konrath earned his Bachelor of Arts degree in Accounting with a minor in Economics from the University of Wisconsin—Whitewater in 1969.

Joseph J. Lydon, 48, has served as our President and Chief Operating Officer since May 1998 and as a director since July 2004. From February 1997 until that time, Mr. Lydon was our Director of Sales and Marketing. From 1993 to 1997, Mr. Lydon was the Executive Vice President for the western division of Ford Consumer Finance, a division of The Associates First Capital Corporation. From 1977 to 1993, Mr. Lydon worked at Security Pacific Financial Services, Inc. where he ultimately became a Senior Vice President with full profit and loss responsibilities and oversight of six divisions. Mr. Lydon earned his Bachelor of Science degree in Management from Pepperdine University in 1991 and a Master of Science in Executive Leadership degree from University of San Diego in 2007.

Stuart D. Marvin, 47, has served as our Executive Vice President since April 2005. Mr. Marvin oversees finance, capital markets and corporate communications. He has over 22 years of experience in the financial services and non-prime mortgage industry. Prior to joining Accredited, he was President, Corporate Operations and Chief Financial Officer for Aegis Mortgage Corporation and a partner at PriceWaterhouse Coopers, LLP focusing on mortgage banking and financial institutions. Mr. Marvin is a Certified Public Accountant and earned a Bachelor of Science degree with honors in accounting from Jacksonville (FL) University in 1982.

Jeffrey W. Crawford, 52, has served as our Director of Operations since January 1999. Mr. Crawford oversees the corporate underwriting, mortgage loan closing, post-closing and asset management/servicing departments. From 1994 to 1999, Mr. Crawford held various positions with Ford Consumer Finance, the most recent of which was Senior Vice President-Division Manager. From 1983 to 1994, Mr. Crawford was the Branch Manager, Director of Credit Scoring Systems, Assistant Vice President Administration and Vice President of Consumer Administration for Security Pacific Financial Services, Inc. Mr. Crawford earned his Bachelor of Science degree in Business from Iowa State University in 1977.

David E. Hertzel, 52, has served as our General Counsel since December 1995. Mr. Hertzel is responsible for regulatory compliance, licensing and qualification, corporate record-keeping, litigation, contract negotiation and all other legal matters. Prior to joining us, Mr. Hertzel was Vice President and Senior Counsel of American Residential Mortgage Corporation, from 1991 to 1994. From 1988 to 1991, he was Vice President and Senior Counsel of Imperial Savings Association. Mr. Hertzel earned his Juris Doctor degree from the University of Utah College of Law in 1980 and is a member of the State Bar of California.

Executive Offices

Our principal executive offices are located at 15253 Avenue of Science, San Diego, California 92128 (telephone number (858) 676-2100).

Access to SEC Filings

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act will be accessible at no cost on our website, http://www.accredhome.com, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC. These filings, as well as reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, will also be accessible on the SEC’s website, http://www.sec.gov.

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

Risks Related to Our Business

We face significant challenges due to adverse conditions in the non-prime mortgage industry, and we cannot assure you that we will continue to operate as a going concern.

In the third quarter of 2006, the non-prime mortgage market in which the Company operates was characterized by increased competition for loans and customers which simultaneously lowered profit margins on loans and caused lenders to be more aggressive in making loans to relatively less qualified customers. By the end of 2006, the non-prime mortgage industry was clearly being negatively impacted. The sustained pricing competition and higher risk portfolios of loans reduced the appetite for loans among whole loan buyers, who offered increasingly lower prices for loans, thereby shrinking profit margins for non-prime lenders. In addition, the higher levels of credit risk taken on by non-prime lenders resulted in higher rates of delinquency in the loans held for investment and in increasing frequency of early payment defaults and repurchase demands on loans that had been sold. These trends accelerated during the first quarter of 2007, and the industry experienced a period of turmoil which has continued into the second quarter 2007. As of mid-June 2007, more than 50 mortgage companies operating in the non-prime mortgage industry have failed and many others face serious operating and financial challenges. The most notable of these failures is New Century Mortgage Corporation (“New Century”), one of the largest non-prime originators in recent years, which announced in early April 2007 that it would file for bankruptcy protection.

While real estate markets were booming during 2004 and 2005, and some areas experienced significant home price appreciation, many originators extended credit and underwriting standards to meet market demands. When home price appreciation leveled off, or in some areas declined, many of the loans originated in 2006 did not perform up to expectations. This decline in performance led to increases in the cost of securitizing non-prime loans as the rating agencies which rate non-prime securitizations increased loss coverage levels, requiring higher credit support for non-prime securitizations.

During the first seven months of 2007, a number of significant industry events occurred, including the following:

•	New Century announced that it would restate results for the nine months ended September 30, 2006 to account for losses on defaulted loans that it was obligated to repurchase (February 7th);

•

HSBC Holdings PLC, one of the world’s largest banks and non-prime lenders, announced an increase in its bad debt charge for 2006, which it attributed to problems in its U.S. non-prime mortgage lending division (February 8th);

•

Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Fieldstone Investment Corporation (“Fieldstone”) announced that they had entered into a definitive merger agreement under which C-BASS would acquire all of Fieldstone’s outstanding common stock (February 16th);

•

ACC Capital Holdings, the parent company of Ameriquest Mortgage Company and Argent Mortgage Company, two large non-prime mortgage originators, announced that it had secured additional capital from Citi’s Markets and Banking Division and its majority shareholder, and that Citi had agreed to become the company’s primary warehouse lender and had acquired an option to buy the company’s wholesale mortgage business (February 28th);

•

Fremont General Corp. (“Fremont”), another significant non-prime mortgage originator, announced that it would exit its non-prime real estate lending operations and that it was in discussions with various parties regarding the sale of this business (March 2nd);

•	The New York Stock Exchange suspended trading of New Century’s common stock based on uncertainties concerning its liquidity position (March 12th);

•	Fieldstone announced that it had amended its previously announced merger agreement with C-BASS to reduce the price of Fieldstone’s common stock to $4.00 per share (March 16th);

•	People’s Choice Home Loan, Inc., another significant non-prime mortgage originator, filed for bankruptcy protection (March 20th);

•

Fremont sold approximately $4.0 billion of non-prime residential real estate loans and entered into exclusive negotiations with the same institution to sell most of its residential real estate business (March 21st);

•	New Century filed for bankruptcy protection (April 2nd);

•	NovaStar Financial, another significant non-prime mortgage originator, initiated a formal process to explore strategic alternatives and received $100 million in financing (April 11th);

•	First Horizon National Corp. blamed difficulty selling mortgages in the secondary market and increased repurchase requests for its decision to shutter its subprime business (April 20th);

•

H&R Block Inc. announced the sale of Option One Mortgage Corp. (“Option One”), another large non-prime mortgage originator, to an affiliate of Cerberus Capital Management with a transaction value equal to Option One’s tangible net assets as of the date of closing less $300 million (April 20th);

•	WMC, a unit of General Electric Co., announced that it would cut 771 jobs (April 20th).

•

Standard & Poor’s Ratings Service placed its credit ratings on 612 classes of residential mortgage-backed securities backed by U.S. non-prime collateral on “credit watch” with negative implications because of poor collateral performance, expectation of increasing losses on the underlying collateral pools, the consequent reduction of credit support, and changes that will be implemented with respect to the methodology for rating new transactions (July 10);

•

Moody’s Investors Service downgraded 399 residential mortgage-backed securities and placed an additional 32 residential mortgage-backed securities under review for possible downgrade based on higher than anticipated rates of delinquency in the underlying collateral compared to current credit enhancement levels (July 10);

•	General Electric Co. announced plans to sell WMC Mortgage Corp, its three-year-old U.S. non-prime mortgage unit (July 12);

•

NovaStar Financial, Inc. announced an investment of $48.8 million by MassMutual and Jefferies Capital Partners as part of a commitment to raise $150 million in new equity to complete its formal process of exploring strategic alternatives (July 16);

•	Bear Stearns announced the collapse of two of its hedge funds that had invested in non-prime mortgage securities (July 18);

•

Countrywide Financial Corp.’s second-quarter net income fell 33% because of softening home prices. Countrywide cut its 2007 earnings estimate because it expects a challenging second half, including difficulty in the housing and mortgage markets (July 24);

•	American Home Mortgage Investment Corp. announced a delayed payment of its quarterly cash dividend on the company’s common stock and anticipated delaying payment of its quarterly cash dividends on its preferred stock in order to preserve liquidity until it obtains a better understanding of the impact that current market conditions in the mortgage industry and the broader credit market will have on the company’s balance sheet and overall liquidity. American Home Mortgage said that the unprecedented disruption in the credit markets in the past few weeks caused major write-downs of its loan and security portfolios and consequently has caused significant margin calls with respect to its credit facilities (July 28);

•

MGIC Investment Corporation announced that it had concluded that the value of its investment in C-BASS had been materially impaired because the market for non-prime mortgages had experienced significant turmoil beginning in February 2007, with market dislocations accelerating to unprecedented levels beginning in approximately mid-July 2007 (July 30); and

•

American Home Mortgage announced that it was unable to borrow on its credit facilities and to fund its lending obligations of approximately $300 million on July 30 and that it did not anticipate funding approximately $450 to $500 million on July 31 (July 31).

The combination of these events with the continued heavy repurchase demands from whole loan purchasers experienced during this period created a cycle beginning with a significant increase in the amount of distressed loans for sale in the market. This increase in loan supply reduced whole loan prices, providing a basis for warehouse line providers to mark down the collateral value of loans held in inventory and, as a result, to place margin calls on non-prime lenders. These increased margin calls resulted in more distressed sales which, in turn, put further downward pressure on whole loan sale prices, regenerating the cycle with escalating negative results.

All of these general market conditions may affect the performance of the mortgage loans originated by us and, even if they do not affect performance, have and may continue to adversely affect our common stock price.

The non-prime lending industry is experiencing increases in mortgage loan defaults and sharp declines in the market for mortgages originated, which have led us to experience losses on the loans we originate and significant reductions in our liquidity, and have required us to obtain waivers of compliance with certain covenants under our credit facilities.

In connection with the challenges facing the non-prime lending industry, several of our competitors have recently stopped originating loans or sought protection under bankruptcy laws. Unless the values of our mortgage products cease their decline, and we are able to obtain new sources of liquidity and waivers and modification of the covenants in our credit facilities, we may suffer a similar fate.

Our credit facilities are subject to margin calls based on the lender’s opinion of the value of our related collateral. An unanticipated large margin call could severely harm our liquidity.

The financing we receive under our credit facilities depends in large part on the lenders’ valuation of the collateral securing the financing. Each credit facility allows the lender to revalue the collateral at any time to values that the lender, in their discretion, considers to be market values. In the event that a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring us to post additional collateral to cover the decrease. When we are subject to such a margin call, we must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm our liquidity, results of operation, financial condition and business prospects. If the frequency, volume or size of margin calls increases significantly, it would have a material and adverse impact on our ability to continue as a going concern. Additionally, in order to obtain cash to satisfy a margin call or a net loss payment obligation, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition.

From January 1, 2007 to March 15, 2007, we paid approximately $190 million of margin calls by our lenders, two-thirds of which occurred in the four weeks prior to March 15, 2007. To bolster liquidity and minimize our exposure to margin calls, in March 2007, the Company sold $2.7 billion in loans held for sale at a substantial discount. (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments.”)

We may not meet the continued listing criteria for the NASDAQ Capital Market, which could materially and adversely affect the price and liquidity of our common stock, our business and our financial condition.

On March 15, 2007, we received a notice from the staff of NASDAQ stating that the Company is not in compliance with Marketplace Rule 4310(c)(14) because it had not filed its Annual Report on Form 10-K for the year ended December 31, 2006 on a timely basis. Due to such noncompliance, the Company’s common stock may be subject to potential delisting. We requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the NASDAQ staff’s determination and to present our plan to regain compliance with NASDAQ’s filing requirements, which was held on May 3, 2007, followed by a written submission dated May 21, 2007. The hearing request automatically stayed the delisting of the common stock pending the Panel’s review and decision. In addition, on May 15, 2007, we received an additional deficiency notice from the staff of NASDAQ because the Company had not filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. The additional notice stated that such failure could serve as an additional basis for the delisting of the Company’s securities from NASDAQ.

On June 20, 2007 the NASDAQ Listing Qualifications Panel (the “Panel”) granted the Company’s request for continued listing of the Company’s securities on The NASDAQ Global Select Market. The Company’s continued listing is subject to certain conditions, including compliance with extended deadlines for the filing of the Company’s Form 10-K for the fiscal year ended December 31, 2006 and of the Form 10-Q for the quarter ended March 31, 2007 with the Securities and Exchange Commission (“SEC”).

In addition, for continued listing of our common stock on NASDAQ, we are required to, among other things, maintain certain minimum thresholds with regard to stockholders’ equity and minimum closing bid prices. If we do not meet the continued listing requirements, our common stock could be subject to delisting from trading on NASDAQ. There can be no assurance that we will continue to meet all requirements for continued listing on NASDAQ.

If we are unable to continue to list our common stock for trading on NASDAQ, there may be an adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. Delisting of our common stock from NASDAQ could also materially adversely affect our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, if we were unable to list our common stock for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

Repurchases of defective mortgage loans such as loans that experience Early Payment Defaults may harm our business.

In connection with the sale and securitization of our mortgage loans, we are required to make a variety of customary representations and warranties regarding our Company and the mortgage loans. If, after a mortgage loan is sold, there is identification of the breach of any such representation or warranty, we may be obligated to repurchase the mortgage loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any such losses, either of which could reduce our cash available for operations and liquidity. We may also be obligated to repurchase such a loan in the event of default by the borrower. During the years ended December 31, 2006 and 2005, mortgage loans repurchased totaled $205.2 million and $72.3 million, respectively, pursuant to these obligations. Subsequent to December 31, 2006, certain investors became more aggressive regarding the identification, notification and collection of repurchase requests to the Company. During the five months ended May 31, 2007, we repurchased approximately $152 million in mortgage loans and paid $39.2 million in cash settlements to eliminate the requirement to repurchase mortgage loans in the future from investors. The Company when settling repurchase requests often receives a release from the investor from all future repurchase requests or obligations.

With the exception of the Early Payment Default warranty, which applies for a defined period, we are subject to these representations and warranties for the life of the mortgage loan, which address among other things:

•	fraud in the origination process;

•	the borrower will not fail to make a specified number of payments (typically one or two) after the investor purchases the loan (an “Early Payment Default”);

•	compliance with laws;

•	regulations and underwriting standards;

•	the accuracy of information in the mortgage loan documents and mortgage loan file; and

•	the characteristics and enforceability of the mortgage loan.

Once we repurchase a mortgage loan, we may either sell it or retain such loan as part of our portfolio and bear any associated losses. We seek to minimize such losses from defective mortgage loans by correcting flaws if possible and selling or re-selling such mortgage loans. If we sell such a loan, the sale would be at a discount, which could be quite severe. A mortgage loan that does not comply with these representations and warranties may take longer to sell, impact our ability to obtain third party financing for such mortgage loan, and be unsaleable or saleable only at a discount. We also create allowances to provide for defective mortgage loans in our financial statements.

We cannot assure you that we will not make mistakes and breach such representations and warranties, or that certain employees will not deliberately violate our lending policies. In addition, the number of mortgage loans that we are required to repurchase will increase as a result of our merger with Aames, since we assumed their repurchase obligations upon the closing of the merger. We cannot assure you that losses associated with defective mortgage loans will not harm our results of operations or financial condition.

We may not be able to continue to sell and securitize our mortgage loans.

A substantial portion of our revenues comes from the gains on sale generated by sales of pools of our mortgage loans as whole mortgage loans. We typically have sold mortgage loans to a number of institutional purchasers, some of which may be frequent, repeat purchasers, and others of which may make only one or a few purchases from us. In the year ended December 31, 2006, 29.9% and 12.1% of the total principal amount of whole loan sales were made to HSBC Mortgage Services Inc. and The CIT Group, respectively. In April 2007, HSBC Mortgage informed the Company that they will no longer be purchasing any more non-prime loans in the future. In July 2007, the CIT Group announced that they will no longer be purchasing non-prime loans in the future. Moreover, we cannot assure you that we will continue to have any purchasers for our mortgage loans on terms and conditions that will be profitable to us. Also, even though our mortgage loans are generally marketable to multiple purchasers, certain mortgage loans may be marketable to only one or a few purchasers, thereby increasing the risk that we may be unable to sell such mortgage loans at a profit.

There has been a severe lack of demand recently for the purchase of whole loan pools of non-prime mortgage loans. For example, Freddie Mac announced in February 2007 that it will no longer purchase non-prime mortgage loans that include “teaser” rates and will limit the use of low documentation loans in connection with these products. As a result, we have been limited in the mortgage loans we can sell, and these loans have remained part of our portfolio, financed primarily through our credit facilities, which are short-term financing sources. As discussed below, these facilities include margin provisions to ensure the adequacy of the pledged collateral, and margin calls made by our lenders during the first quarter of 2007 have reduced the amount of available capital. (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments.”)

We also often rely on our ability to securitize our mortgage loans to realize a greater percentage of the full economic value of the mortgage loans. We cannot assure you, however, that we will continue to be successful in securitizing mortgage loans. Our ability to complete securitizations of our mortgage loans will depend upon a number of factors, many of which are beyond our control, including conditions in the credit and securities markets generally, conditions in the asset-backed securities market specifically, the availability of credit enhancements such as financial guarantee insurance, a senior subordinated structure or other means, and the performance of our mortgage loans previously held for investment.

As a result of conditions within the non-prime mortgage industry, rating agencies, financial guarantee insurers and investors have recently begun to, and may continue to in the future, require additional credit enhancement to support the securities sold in securitizations of non-prime mortgage loans. This requirement generally has the effect of reducing our earnings and increasing the overall expense of executing securitizations.

We face steeply declining employee morale, and our inability to retain qualified employees could significantly harm our business.

The current challenges our Company and the non-prime industry face has had a very negative effect on our employee morale. We depend upon our wholesale account executives and retail mortgage loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers, management, and others. We believe that these relationships lead to repeat and referral business. The market for skilled executive officers, account executives and mortgage loan officers has historically been highly competitive and has experienced a high rate of turnover. The challenges we face to retain qualified management personnel may be extremely disruptive to our business. We currently recruit college graduates to participate in our management trainee program. If we are unable to retain those trainees for a sufficient period following their training, we may be unable to recapture our costs of training and recruitment. In addition, if a manager leaves our company there is an increased likelihood that other members of his or her team will follow. In addition, attrition of qualified account executives and mortgage loan officers may hinder our ability to continue to originate quality mortgage loans that we are able to sell for a profit, which will reduce our revenues, and increase hiring and retention costs.

We rely, to a significant degree, on a few key executives.

The Company’s success is significantly reliant upon a few key individuals, including but not limited to, James Konrath, the Chairman and Chief Executive Officer, Joseph Lydon, the President and Chief Operating Officer, Stuart Marvin, the Executive Vice President, and Jeffrey Crawford, the Director of Operations.

None of the above mentioned executives are subject to employment contracts which would provide assurances the executives will remain at the Company. In addition, for the year ended December 31, 2006, many of the members of management, including these executives, had their incentive compensation reduced substantially from amounts historically paid or targeted for the year ended December 31, 2006.

Based upon the above, there can be no assurance that such executives, or other executives at the Company, will remain with the Company.

As a result of the merger with Aames, we acquired deferred tax assets that we may not be able to realize.

As a result of the acquisition of Aames, we acquired deferred tax assets. Based upon the operating environment in the non-prime industry (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments”) there can be no assurance that the Company will be able to achieve profitable operations in the future and therefore realize the value of certain deferred tax assets obtained in the acquisition of Aames. Also, unless adequate capital is provided to us to continue operations, we may not be able to sustain operations or have enough future taxable income to use the deferred tax assets we acquired. Based upon these events and circumstances, we did establish a valuation allowance against certain tax assets as of December 31, 2006.

Our business requires a significant amount of cash and if it is not available our business will be significantly harmed.

Our primary sources of cash have historically been our warehouse credit facilities, our commercial paper program, our residual financing and servicing financing facilities and the proceeds from the sales and securitizations of our mortgage loans. We require substantial cash to fund our mortgage loan originations, to pay our mortgage loan origination expenses and to hold our mortgage loans pending sale or securitization. Also, as a servicer of mortgage loans, we are required to advance delinquent principal and interest payments, unpaid property taxes, hazard insurance premiums, and foreclosure and foreclosure-related costs. Our warehouse and commercial paper program credit facilities also require us to observe certain financial covenants, including the maintenance of certain levels of cash and general liquidity in our company.

As of December 31, 2006, we financed substantially all of our mortgage loans through eight separate warehouse lenders and our commercial paper program. These facilities generally have a renewable, one-to-two year term. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing.

The Company, on March 30, 2007, amended the Amended and Restated Master Repurchase Agreement, dated as of December 30, 2005, with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), and entered into a Master Repurchase Agreement with Wachovia Bank, N.A. (Wachovia). Under the amended agreement with CSFB, the term of the CSFB repurchase facility was extended through March 31, 2008 and the maximum committed amount able to be borrowed remained at $600 million. Under the agreement with Wachovia (which was amended on May 1, 2007 and July 5, 2007), the maximum amount the Company is able to borrow is $1 billion.

Also on March 30, 2007, the Company and certain of its subsidiaries entered into a secured Loan Agreement with Mortgage Investment Fundings, L.L.C. (“MIF”), a lending entity managed by Farallon Capital Management. Pursuant to the Loan Agreement, MIF extended term loans guaranteed by the Company in an aggregate principal amount of $230,000,000. In conjunction with the Loan Agreement, the Company (i) issued to MIF a warrant to purchase 3,226,431 shares of common stock of the Company at an exercise price of $10 per share and (ii) granted to MIF certain preemptive rights to purchase additional equity securities of the Company, certain registration rights with respect to its equity securities in the Company and Board of Directors observer rights.

Utilizing proceeds obtained from the sale of loans in the first quarter of 2007 and proceeds from the Farallon term note, Accredited repaid substantially all the debt then outstanding on its warehouse credit facilities. Concurrent with the repayment of these facilities, Accredited terminated many of the warehouse credit lines available to the Company and obtained waivers of certain covenants on the remaining facilities. In exchange for the waivers granted, Accredited agreed that it would not seek additional borrowings under these credit agreements. There were no amounts outstanding under these facilities at July 31, 2007.

In addition, by May 31, 2007, based upon market conditions adversely impacting the salability of any asset-backed commercial paper notes collateralized by non-prime mortgage loans, the Company voluntarily terminated the program and repaid all subordinated notes and SLNs. (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments.)

The timing of our mortgage loan dispositions (which are periodic) is not always matched to the timing of our expenses (which are continuous). This requires us to maintain significant levels of cash to maintain acceptable levels of liquidity. When we securitize our mortgage loans or sell our mortgage loans with a retained interest, we may not receive any amounts in excess of the principal amount of the mortgage loan for up to 12 months or longer. Further, any decrease in demand in the whole mortgage loan market, like we have experienced recently (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments”), such that we are unable to timely and profitably sell our mortgage loans could inhibit our ability to meet our liquidity demands.

We have operated under waivers provided by lenders with respect to certain covenants in our credit facilities. A failure to obtain waivers or renewals of such waivers to their covenants can result in the lenders’ ability to immediately accelerate repayment.

Certain of our lenders have waived certain covenants which include:

•	maintaining positive net income; and

•	filing our Annual Report on Form 10-K in a timely fashion.

There can be no assurance that we will be able to obtain future waivers or new waivers if covenants are not met, or that we will be able to obtain waivers on favorable terms. In the event such amendments or waivers are required and we are unable to obtain them, our lenders will have the right to accelerate our repayment obligations under our credit facilities and it could adversely impact our ability to fund mortgage loans and jeopardize our ability to continue as a going concern.

Our credit facilities contain covenants that restrict our operations and may impact our ability to fund mortgage loans, grow our business and increase revenues. A failure to obtain waivers to these covenants could result in immediate acceleration and loss of liquidity. Material adverse change covenants and cross default provisions magnify the consequences of any failure to maintain full compliance with all covenants.

Our warehouse credit facilities, residual financing facilities and servicing financing facilities typically contain extensive restrictions and covenants that may interfere with our ability to obtain financing or engage in other business activities, and significantly harm our business, financial condition, liquidity and results of operations. The covenants and restrictions address, among other things:

•	minimum profitability;

•	liquidity and net worth requirements;

•	limitations on indebtedness to net worth ratios;

•	asset quality and mortgage loan performance tests;

•	inter-company dividends;

•	investments and acquisitions;

•	repurchase or redemption of capital stock;

•	mergers or consolidations or other changes of control;

•	mortgage loan attributes;

•	time periods for holding mortgage loans;

•	maximum cumulative losses;

•	financial reporting requirements, including timely filing of reports required under the Securities Act;

•	delivery of audited financial statements and auditors’ letter (without a going concern qualification); and

•	material adverse change restrictions.

If we fail to meet or satisfy any of these covenants or restrictions, we would be in default under these agreements and our lenders could elect to terminate the credit facility, declare all amounts outstanding under the agreements immediately due and payable, enforce their interests against collateral pledged under such agreements, and restrict our ability to make future borrowings.

Our lenders have the ability to reasonably determine in their sole discretion whether a material adverse change has occurred and if they were to do so we would be in default under these facilities. There can be no assurance that our lenders will not determine that a material adverse change has occurred and cause us to be in default under these facilities. These agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Our lenders have the right to liquidate the collateral pledged under such agreements upon the occurrence of a default and there can be no assurance that the proceeds realized from such a sale would be an amount equal to what would be realized by a sale of the collateral in a non-liquidation setting.

As a result of our merger with Aames, our management has been and may continue to be distracted from their focus on our business and operations in order to attend to merger-related matters.

There is a significant degree of difficulty and management distraction inherent in the process of integrating the Accredited and Aames businesses. The process of integrating operations has caused and continues to cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management have devoted and may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business, service existing borrowers and vendors, attract new borrowers and develop new products or strategies. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

Failure to successfully integrate Aames into Accredited’s operations could reduce our profitability.

We have spent considerable resources to integrate the Aames operations, including the combination of sales and marketing efforts, and anticipate significant additional efforts will be necessary. If we are not able to successfully integrate the business and operations of Aames, or the state of our industry does not improve, our expectations of future results of operations may not be met.

Members of our management have devoted significant attention and resources to integrating the business and operations of Aames. Continued diversion of management’s attention or difficulties in the transition process could have a material adverse impact on us. Additionally, personnel have left and have been terminated because of the merger. Employee terminations or resignations or facility closures may require us to make severance or other payments and may result in related litigation. The integration process could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, employees and others with whom we have business dealings. The integration process may also result in additional and unforeseen expenses and may have unanticipated adverse results relating to our existing businesses.

The benefits we anticipated from the merger, such as cost savings and expense reductions achieved by eliminating duplicative operations, outside services and redundant staff and by consolidating facilities, depend on our ability to successfully integrate the businesses and operations of Accredited and Aames and future market conditions. Even if we are able to integrate operations, there can be no assurance that these expected cost savings, expense reductions and synergies will be achieved, particularly in light of the current challenges the non-prime mortgage industry faces. The failure to achieve synergies could have a material adverse effect on the business results of operations and financial condition of the combined company.

The pledge of the mortgage loans, servicing assets and the economic residual interests that we retain may limit our ability to obtain additional sources of financing.

Our ability to obtain additional sources of financing may be limited to the extent that we have pledged our mortgage loans, our servicing rights and advances, and our economic residual interests, which together represent substantially all of our assets, to warehouse and repurchase facility providers. Additionally, on March 30, 2007, the Company completed a $230 million term financing with MIF Farallon, in which the company pledged all of its unencumbered assets to secure the term facility (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments”). To the extent that we are not successful in maintaining, replacing or obtaining alternative financing sources on acceptable terms or raise additional capital, we may have to limit our mortgage loan originations or sell mortgage loans earlier than intended. Limiting our originations or earlier sales of our mortgage loans would adversely affect the results of our operations and restrict our ability to repay our outstanding debt and could negatively impact the value of our stock.

Our use of repurchase agreements to borrow funds may give our lenders greater rights in the event that either we or a lender files for bankruptcy.

Historically, most of our warehouse lending facilities and the REIT’s residual financing facilities have been structured as repurchase agreements. Our borrowings under repurchase agreements may qualify for special treatment under the Bankruptcy Code, giving our lenders the ability to avoid the automatic stay provisions of the Bankruptcy Code and to take possession of and liquidate our collateral under the repurchase agreements without delay in the event that we file for bankruptcy. Our business relies upon access to funds in order to originate mortgages. In the event of a bankruptcy filing and the lenders’ seizure of the collateral securing our obligations to them, we would likely have great difficulty in obtaining replacement credit facilities because we would not have sufficient collateral to secure the loans we require to continue operating. Without such replacement credit, we would be unable to continue as a going concern. Furthermore, the special treatment of repurchase agreements under the Bankruptcy Code may make it difficult for us to recover our pledged assets in the event that a lender liquidates. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy or other insolvency filing by either a lender or us.

REIT is bound by certain covenants in connection with its Series A Preferred Shares and if REIT breaches such covenants, no dividends can be paid on REIT’s common shares which are held by us, which may adversely affect our liquidity.

In connection with the issuance of REIT’s Series A Preferred Shares, REIT agreed to be bound by the following covenants:

•

Commencing with the quarter ending December 31, 2004, REIT was required to have on its balance sheet total shareholders’ equity, as of the end of each quarter and determined in accordance with accounting principles generally accepted in the United States of America, equal to at least $50 million;

•

Commencing with the quarter ending December 31, 2004, REIT was required to have on its balance sheet loans held for investment (generally defined as securitized loans and loans held for securitization), as of the end of each quarter and determined in accordance with accounting principles generally accepted in the United States of America, greater than or equal to $2 billion; and

•

Commencing with the quarter ending December 31, 2005, REIT was required, for the four fiscal quarters most recently ended, to have cumulative unencumbered cash flow (generally defined as earnings before interest expense, income tax expense, depreciation and amortization adjusted to exclude extraordinary gains or losses, gains (but not losses) from sales of assets outside the ordinary course of business and income from subsidiaries of REIT to the extent that such subsidiaries are restricted by law or agreement from distributing such income to REIT, except to the extent such income is actually distributed in a period) greater than or equal to six times the cumulative dividend required to be distributed to holders of REIT’s Series A Preferred Shares in those four quarters.

If REIT is not in compliance with any of the foregoing covenants as of the end of any quarter and remains in default on one or more covenants as of the end of the following quarter, then no dividends are payable on REIT’s common shares until it is in compliance with all of the covenants as of the end of two successive quarters.

We own all of REIT’s common shares and rely heavily on the dividend received from REIT on the common shares. If REIT violates the covenants in connection with the Series A Preferred Shares, we will not be able to receive any dividends on our common shares of REIT which will adversely affect our business and operations. In 2006, the aggregate dividend we received on the common shares of REIT was approximately $200 million.

Significant losses on the economic residual interests from securitizations that we retain in our REIT subsidiaries will reduce our earnings, negatively affect our liquidity, and otherwise negatively affect our business.

The economic residual interests for securitizations that we retain in our REIT subsidiary are unrated and involve significant investment risk. By holding these economic residual interests from securitizations, we retain the “first loss” risk associated with the underlying pool of mortgage loans. As a result, the credit performance and prepayment rates of the non-prime loans underlying these residual interests directly affect our returns on these residual interests. Significant realized losses from our economic residual interests could harm our results of operations and financial condition.

We finance borrowers with lower credit ratings. The non-prime mortgage loans we originate generally have higher delinquency and default rates than prime mortgage loans, which could result in losses on mortgage loans that we hold or that we are required to repurchase, the loss of our servicing rights and damage to our reputation as a mortgage loan servicer.

We are in the business of originating, financing, selling, securitizing and servicing non-prime mortgage loans. Non-prime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan and a default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the mortgage loan. Also, our cost of financing and servicing a delinquent or defaulted mortgage loan is generally higher than for a performing mortgage loan. We bear the risk of delinquency and default on mortgage loans beginning when we originate them until we sell them and we continue to bear the risk of delinquency and default after we securitize mortgage loans or sell mortgage loans with a retained interest. Mortgage loans that become delinquent prior to sale or securitization may become unsaleable or saleable only at a discount, and the longer we hold mortgage loans prior to sale or securitization, the greater the chance we will bear the costs associated with the mortgage loans’ delinquency. Factors that may increase the time held prior to sale or securitization include the time required to accumulate mortgage loans for securitizations or sales of large pools of mortgage loans, the amount and timing of third-party due diligence in connection with sales or securitizations, defects in the mortgage loans and the investor demand for whole loan pools and securitization debt.

We also reacquire the risks of delinquency and default for mortgage loans that we are obligated to repurchase. Repurchase obligations are typically triggered in mortgage loan sale transactions if an Early Payment Default occurs on the mortgage loan after sale or in any sale or securitization if the mortgage loan materially violates our representations or warranties.

If we experience higher-than-expected levels of delinquency or default in pools of mortgage loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a mortgage loan servicer.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and mortgage loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate mortgage loan pricing and collecting, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate (30 or more days past due, including mortgage loans in foreclosure and converted into real estate owned) for our servicing portfolio was 7.2% at December 31, 2006. Historically, our delinquency rate has increased, and we anticipate an increase in the future, as the mortgage loans in our portfolio age.

We may change our policies in ways that harm our financial condition or results of operations.

Our investment and financing policies and our policies with respect to other activities, including our growth, debt capitalization, distributions, REIT status of the REIT and operating policies are determined by our board of directors. Our board of directors may change these policies at any time without a vote of our stockholders. A change in these policies might harm our financial condition, results of operations or business prospects.

A sustained reduction of our mortgage origination volume could harm us financially.

The amount of mortgage loans we originate has reduced substantially in recent periods. This is a result of decreased demand for mortgage loans by investors which is primarily the result of increased delinquencies and early payment defaults, as well as general perceptions about the non-prime market. Additionally, demand among borrowers for mortgage products has decreased significantly in recent months as the real estate market has cooled. Any sustained period of reduced origination volume is likely to significantly harm our business.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

We have identified several accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. These critical accounting policies relate to, without limitation, securitizations structured as financings, allowance for losses on mortgage loans held for investment, valuation adjustments for mortgage loans held for sale to the lower of cost or market (“LOCOM”), allowance for repurchase losses, gain on sale of mortgage loans, income taxes and derivative instruments designated and documented as hedges. Because of the inherent uncertainty of the estimates associated with these critical accounting policies, we cannot provide any assurance that we will not make significant subsequent adjustments to the related amounts recorded.

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

The government-sponsored entities Fannie Mae and Freddie Mac are also participants in the non-prime mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase mortgage loans with lower rates or fees than we are willing to offer. A material expansion of the government sponsored entities involvement in the market to originate or purchase non-prime mortgage loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such losses could adversely affect the overall investor perception of the non-prime mortgage industry. The recent announcement by Freddie Mac that it is curtailing its purchase of certain non-prime mortgages could adversely affect investor perceptions.

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

Competition in the industry can take many forms, including interest rates and costs of a mortgage loan, less stringent underwriting standards, offering of mortgage loan products which we do not offer, convenience in obtaining a mortgage loan, customer service, amount and term of a mortgage loan and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the non-prime mortgage industry. Price competition could prevent us from raising rates in response to a rising cost of funds or cause us to lower the interest rates that we charge borrowers, which could adversely impact our profitability and lower the value of our mortgage loans. If our competitors adopt less stringent underwriting standards, we will be pressured to do so as well, which would result in greater mortgage loan risk without compensatory pricing. If we do not relax underwriting standards in response to our competitors, we may lose market share. Any increase in these pricing and underwriting pressures could reduce the volume of our mortgage loan originations and sales and significantly harm our business, financial condition, liquidity and results of operations.

Any future economic slowdown could increase delinquencies, defaults and foreclosures and reduce our ability to originate mortgage loans.

Any future economic slowdown or recession may be accompanied by decreased demand for consumer credit, decreased real estate values, and increased rates of delinquencies, defaults and foreclosures. Any material decline in real estate values would increase the mortgage loan-to-value ratios (“LTVs”) on mortgage loans that we hold pending sale and mortgage loans in which we have a residual or retained interest, weaken our collateral coverage and increase the possibility and severity of a loss if a borrower defaults. We originate mortgage loans to borrowers who make little or no down payment, resulting in higher LTVs. A lack of equity in the home may reduce the incentive a borrower has to meet his payment obligations during periods of financial hardship, which might result in higher delinquencies, defaults and foreclosures. These factors would reduce our ability to originate mortgage loans and increase our losses on mortgage loans in which we have a residual or retained interest. In addition, mortgage loans we originate during an economic slowdown may not be as valuable to us because potential purchasers of our mortgage loans might reduce the premiums they pay for the mortgage loans to compensate for any increased risks arising during such periods. Any sustained increase in delinquencies, defaults or foreclosures is likely to significantly harm the pricing of our future mortgage loan sales and securitizations and also our ability to finance our mortgage loan originations.

A future increase in interest rates could result in a reduction in our mortgage loan origination volumes, an increase in delinquency, default and foreclosure rates and a reduction in the value of, and income from, our mortgage loans.

The following are some of the risks we face related to an increase in interest rates:

•

A substantial and sustained increase in interest rates could harm our ability to originate mortgage loans because refinancing an existing mortgage loan would be less attractive and qualifying for a purchase mortgage loan may be more difficult.

•

Existing borrowers with adjustable-rate mortgages or higher risk mortgage loan products may incur higher monthly payments as the interest rate increases, or experience higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a mortgage loan, the value that we receive upon the sale or securitization of the mortgage loan decreases.

•

The cost of financing our mortgage loans prior to sale or securitization is based primarily upon the London Inter-Bank Offered Rate (“LIBOR”). The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first six months, or two, three or five years. If LIBOR increases after the time of mortgage loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such mortgage loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 5.78% during the year ended December 31, 2006.

•

When we securitize mortgage loans or sell mortgage loans with retained interests, the value of and the income we receive from the mortgage loans held for investment subject to portfolio-based accounting and the mortgage-related securities we retain are also based on LIBOR to the extent the underlying mortgage loans have an adjustable interest rate. This is because the income we receive from these mortgage loans and mortgage-related securities is based on the difference between the fixed rates payable on the mortgage loans for the first two or three years, and an adjustable LIBOR-based yield payable to the senior security holders or mortgage loan purchasers. We also have interest rate risk when the mortgage loans become adjustable after their two or three year fixed rate period. This is due to the mortgage loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds that is not typically subject to any caps or floors.

Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

Our business may be significantly harmed by a slowdown in the economy or a natural disaster in the states of California or Florida, where we conduct a significant amount of business.

A significant portion of the mortgage loans we have originated, purchased or serviced has been secured by properties in California and Florida. During the year ended December 31, 2006, 15% and 12% of the principal balance of the mortgage loans we originated were collateralized by properties located in California and Florida, respectively. At December 31, 2006, 17% and 14% of the unpaid principal balance of mortgage loans we serviced were collateralized by properties located in California and Florida, respectively. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties in these states. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of mortgage loans held for sale and the amount of interest expense paid related to our securitization bonds. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will not have offsetting gains or losses in mortgage loan values after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and recorded transactions or inaccurate assumptions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

Our rights to cash flow from our securitized mortgage loans held for investment subject to portfolio-based accounting are subordinate to senior interests and may fail to generate any cash flow for us if the mortgage loan payment stream only generates enough cash flow to pay the senior interest holders.

As part of the credit enhancement for our securitizations, the net cash flow that we receive from the mortgage loans held for investment generally represents the excess of amounts, if any, generated by the underlying mortgage loans over the amounts required to be paid to the senior security holders or mortgage loan purchasers. This excess amount is also calculated after deduction of servicing fees and any other specified expenses related to the sale or securitization. These excess amounts are derived from, and are affected by, the interplay of several factors, including:

•	the extent to which the interest rates of the mortgage loans exceed the interest rates payable to the senior security holders or mortgage loan purchasers;

•	the level of losses and delinquencies experienced on the underlying mortgage loans; and

•	the extent to which the underlying mortgage loans are prepaid by borrowers in advance of scheduled maturities.

During each year ended December 31, 2006, 2005 and 2004, we completed securitizations of mortgage loans totaling $2.4 billion, $4.2 billion and $3.3 billion, respectively. Any combination of the factors listed above may reduce the income we receive from and the value of our mortgage loans held for investment.

If we do not manage the size of operations effectively, our financial performance could be harmed.

Historically, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. In addition to growth by direct expansion, we have also grown by acquiring the stock or assets of other mortgage companies. For example, our acquisition of Aames added approximately 1,450 employees upon its completion in October 2006. As of December 31, 2002, we had 1,294 employees and by December 31, 2006, we had approximately 4,200 employees (1,177 of which were attributable to our acquisition of Aames). Many of these employees have very limited experience with us and a limited understanding of our systems and controls. Given the recent slowdown in origination volume and in order to preserve capital we have made significant reductions to our number of employees. As of May 31, 2007, we had approximately 2,700 employees, and we may implement additional reductions in our number of employees and other cost-saving measures. In light of these recent challenges, we cannot assure you that we will be able to:

•	meet our capital needs;

•	retain qualified employees;

•	size our systems effectively;

•	allocate our human resources optimally;

•	satisfactorily perform our servicing obligations; or

•	effectively integrate the components of any businesses that we may acquire in our effort to achieve growth.

The failure to manage the size of our operations would significantly harm our business, financial condition, liquidity and results of operations.

An interruption in, or breach of, our information systems may result in lost business.

We rely heavily upon communications and information systems to conduct our business. Changes in our size of operations or mortgage loan production may require significant changes in these systems. Any failure, interruption or breach in the security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer mortgage loan applications being received, slower processing of applications and reduced efficiency in mortgage loan servicing. We cannot assure you that such failures or interruptions will not occur, or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could significantly harm our business.

The success and growth of our business will be affected by our ability to adapt to and implement technological changes.

Our ability to effectively interface with our brokers, borrowers and other third parties, and efficiently process mortgage loan applications and closings strongly affects our ability to originate mortgage loans. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, provide status updates instantly and other customer-expected conveniences that are cost-efficient to our business. In addition, competition and increasing regulation may increase our reliance on technology as a means to improve efficiency. Implementing this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive or our business will be significantly harmed.

AHL’s mortgage lending and servicing licenses may be suspended or revoked in one or more states or provinces if the filing of AHL’s audited financial statements is significantly delayed.

AHL is required to file annual audited financial statements with certain U.S. state and Canadian provincial mortgage licensing authorities, and is currently operating under oral and written waivers of such filing requirements. AHL expects to satisfy such filing requirements at or about the time that this Form 10-K is filed with the SEC; however, if such filings are significantly delayed, AHL’s mortgage lending and servicing licenses may be suspended or revoked in one or more such jurisdictions.

If we are unable to maintain and expand our network of independent brokers, our mortgage loan origination business will decrease.

A significant majority of our originations of mortgage loans comes from independent brokers. During 2006, 85% of our mortgage loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

Our financial results fluctuate as a result of seasonality and other timing factors, which makes it difficult to predict our future performance and may affect the price of our common stock.

Our business is generally subject to seasonal trends. These trends reflect the general pattern of housing sales, which typically peak during the spring and summer seasons. Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, reflecting the seasonality of the industry. Further, if the closing of a sale of mortgage loans is postponed, the recognition of gain from the sale is also postponed. If such a delay causes us to recognize income in the next quarter, our results of operations for the previous quarter could be significantly depressed.

We are subject to losses due to fraudulent and negligent acts on the part of mortgage loan applicants, mortgage brokers, other vendors and our employees.

When we originate mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the mortgage loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to mortgage loan funding, the value of the mortgage loan may be significantly lower than expected. Whether a misrepresentation is made by the mortgage loan applicant, the mortgage broker, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. If a mortgage loan is subject to a material misrepresentation, we are typically unable to sell or are required to repurchase the loan if it was sold prior to detection of the misrepresentation. Even though we may have rights against persons and entities who made or knew about the misrepresentation, such persons and entities are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered as a result of their actions.

We have controls and processes designed to help us identify misrepresented information in our mortgage loan origination operations. We cannot assure you, however, that we have detected or will detect all misrepresented information in our mortgage loan originations. We are subject to losses due to fraudulent and negligent acts in other parts of our operations. If we experience or detect a significant number of such fraudulent or negligent acts, our business, financial condition, liquidity and results of operations would be significantly harmed.

We may be required to conform to the standards of the recent Ameriquest settlement, which could harm our business.

In January 2006, ACC Capital Holding Corporation and its subsidiaries Ameriquest Mortgage Company, Town & Country Credit Corporation and AMC Mortgage Services Inc., formerly known as Bedford Home Loans, which we refer to collectively as “Ameriquest,” reached a settlement with various state Attorneys General resolving some of the regulatory complaints and consumer claims made against Ameriquest relating to alleged predatory home mortgage lending. By the terms of the settlement, the second largest federal consumer protection settlement in history, Ameriquest agreed to implement certain new standards and to pay $325 million to the states, with most of the money to be used to pay restitution to consumers who obtained mortgage loans from Ameriquest between January 1999 and December 2005.

In the settlement, Ameriquest denied all allegations but agreed to implement certain new standards and practices meant to prevent a recurrence of its alleged abuses and unfair and deceptive practices. Many of the settlement’s requirements far exceed any express requirements of existing lending laws. Although we believe our historical controls and practices have operated effectively to mitigate the risk of the abuses alleged in the Ameriquest settlement, in many cases our controls and policies are not identical to those prescribed by the Ameriquest settlement. However, some Attorneys General have made public statements that the conduct required by the Ameriquest settlement should be seen as new standards applicable to the entire industry and that they may pursue actions against lenders who do not adhere to the new standards. If the Attorneys General seek to apply these standards to the entire industry or our company in particular, some of our own practices could be called into question and our revenues, business, results of operations and profitability could be harmed. In addition, if it becomes accepted practice that settlements entered with Attorneys General establish new standards for the industry as a whole and supersedes existing express legislative requirements, the standards by which we are governed will become less predictable and the risks associated with our business will increase.

Various legal proceedings are pending and more may be filed in the future which could adversely affect our financial condition or results of operations.

We are named as a defendant in a number of lawsuits seeking significant monetary damages. See “Legal Proceedings” under Item 3 for a description of material legal actions in which we are involved.

Additional litigation may be filed against us or disputes may arise in the future concerning these or other business practices. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against our competitors and other businesses, and although we are not a party to such litigation, the results of such lawsuits may create additional risks for, or impose additional costs or limitations on, our business operations.

As courts resolve individual or class action litigation related to our industry, regulations and standards could emerge necessitating material increases in our costs of doing business or preventing us from participating in certain business activities in which we currently engage. For instance, if various plaintiffs prevail on claims that prescreened offers of credit do not qualify as firm offers of credit under the FCRA, and thus that we are not authorized to access certain consumer credit reports in relation to such offers, then our business practices and ability to offer and close certain lines of credit would be impaired and our revenues, results of operations, business and profitability could be harmed.

The outcome of litigation and other legal matters is always uncertain. One or more legal matters could result in losses material to our financial condition, results of operations, business and profitability.

If the prepayment rates for our mortgage loans are different than expected, our results of operations may be significantly harmed.

When a borrower pays off a mortgage loan prior to the mortgage loan’s scheduled maturity, the impact on us depends upon when such payoff or “prepayment” occurs. Our prepayment losses generally occur after we sell or securitize our mortgage loans and the extent of our losses depends on when the prepayment occurs. If the prepayment occurs:

•

within 12 to 18 months following a whole mortgage loan sale, we may have to reimburse the purchaser for all or a portion of the premium paid by the purchaser for the mortgage loan, again resulting in a loss of our profit on the mortgage loan; or

•	after we have securitized the mortgage loan or sold the mortgage loan in a sale, we lose the future income from that mortgage loan.

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the securitized mortgage loans we serviced during the year ended December 31, 2006, 29% were prepaid. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of mortgage loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

Our interest-only mortgage loans may have a higher risk of default than our fully-amortizing mortgage loans and, therefore, may be considered less valuable than other types of mortgage loans in the sales and securitization process.

Our fixed-rate mortgages or adjustable-rate mortgage loans may have initial interest-only periods, typically five years, during which the monthly payments are limited to the amounts required to pay accrued interest due on the mortgage loans. During the year ended December 31, 2006, originations of interest-only mortgage loans totaled $2.1 billion, or 13.6%, of total originations. The interest-only feature may reduce the likelihood of prepayment during the interest-only period due to the smaller monthly payments relative to a fully-amortizing mortgage loan. However, upon expiration of the interest-only payment, the borrower’s payment will increase to cover the fully amortizing payment. The adjustment to the higher payment amount increases the risk that the borrower will default or prepay the mortgage loan. Because no principal payments may be made on such mortgage loans for an extended period following origination, if the borrower defaults, the unpaid principal balance of the related mortgage loan will be greater than otherwise would be the case, increasing the risk of loss in that situation. For those reasons, among others, these interest-only mortgage loans may be less valuable in the secondary market and may result in lesser proceeds to us when sold or securitized as compared to fully amortizing mortgage loans.

Decreasing home prices or increasing interest rates may reduce our earnings in connection with our reliance on cash-out refinancings as a significant source of our origination volume.

During the year ended December 31, 2006, approximately 61% of our mortgage loan production volume consisted of cash-out refinancings. This concentration increases the risk that our earnings will be reduced if interest rates rise or the prices of homes decline, which would reduce the demand and production volume for this type of refinancing. A substantial and sustained increase in interest rates could significantly reduce the number of borrowers who would qualify or elect to pursue a cash-out refinancing and result in a decline in that origination source. Similarly, decreasing home prices reduce the amount of equity available to be borrowed against in cash-out refinancings and result in a decrease in our mortgage loan production volume from that origination source. Therefore, our reliance on cash-out refinancings as a significant source of our origination volume subjects us to risks that could harm our results of operations, financial condition and business prospects.

If many of our borrowers become subject to the Servicemembers Civil Relief Act of 2003, our cash flows from our residual securities and our securitizations structured as financings may be harmed.

Under the Servicemembers Civil Relief Act, which in 2003 re-enacted the Soldiers’ and Sailors’ Civil Relief Act of 1940, a borrower who enters military service after the origination of the borrower’s mortgage loan generally may not be charged interest above an annual rate of 6% during the period of the borrower’s active duty status. The Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. A prolonged, significant military mobilization as part of the war on terrorism or the war in Iraq could increase the number of the borrowers in our securitized pools who are subject to the Act and thereby reduce the interest payments collected from those borrowers. To the extent the number of borrowers subject to the Act is significant, the cash flows we receive from mortgage loans underlying our securitizations structured as financings and from our residual interests would be reduced, which could cause us to reduce the carrying value of our residual interests and could decrease our earnings. In addition, the Act imposes limitations that would impair the ability of the servicer to foreclose on an affected mortgage loan during the borrower’s period of active duty status, and, under certain circumstances, during an additional three month period thereafter. Any such reduction in our cash flows or impairment of our ability to exercise our rights that would otherwise be available could harm our results of operations, financial condition and business prospects.

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

Because we originate mortgage loans in all 50 states, in the District of Columbia and Canada, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal and international laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict non-prime mortgage loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

In light of the recent challenges in the mortgage industry, numerous legislative and regulatory proposals have been offered or enacted at the federal, state, and local government levels to address perceived market failures, address abusive lending practices, and restrict loan products, terms and conditions. For example at the federal level, the federal banking agencies published Interagency Guidance on Nontraditional Product Risks on October 4, 2006 and a Statement on Subprime Lending on June 29, 2007. At the state level, the Conference of State Bank Supervisors (CSBS) and the American Association of Residential Mortgage Regulators (AARMR) issued Guidance on Nontraditional Mortgage Product Risks on November 14, 2006 and, on July 17, 2007, the CSBS, AAMR and the National Association of Consumer Credit Administrators issued a Statement on Subprime Mortgage Lending, each of which guidance documents are intended to substantially mirror the federal guidance. More than three dozen states have adopted in some fashion the Guidance on Nontraditional Mortgage Product Risks and the CSBS has asserted that 26 states are prepared to adopt on an expedited basis the Statement on Subprime Mortgage Lending.

In addition, government enforcement actions and private litigation may increase given the current scrutiny of the industry. These developments could, among other things, limit our ability to offer loan products, reduce the pool of applicants who are eligible to obtain loans and restrict the volume and profitability of our loan origination, investment and servicing activities, in addition to increasing our exposure to risks of noncompliance with governing law and regulations. As a result, these developments could have a material adverse impact on our results of operations, financial condition and business prospects.

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

Our failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of approved status;

•	demands for indemnification or mortgage loan repurchases from purchasers of our mortgage loans;

•	class action lawsuits;

•	administrative enforcement actions; or

•	delisting of our shares from securities markets.

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

The mortgage brokers from whom we obtain mortgage loans are subject to legal obligations which are parallel to, but separate from, the legal obligations that we are subject to as a lender. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, federal and state agencies have increasingly sought to impose such assignee liability.

For example, the United States Federal Trade Commission (“FTC”) entered into a settlement agreement with a mortgage lender in which the FTC characterized a broker that had placed all of its mortgage loan production with a single lender as the “agent” of the lender. The FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. Also, the United States Justice Department in the past has sought to hold a non-prime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

The increasing number of federal, state and local “anti-predatory lending” laws may restrict our ability to originate, or increase our risk of liability with respect to, certain mortgage loans and could increase our cost of doing business.

In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called “predatory” lending practices. These laws, rules and regulations impose certain restrictions on mortgage loans on which certain points and fees or the annual percentage rate (“APR”) exceeds specified thresholds, commonly referred to as “high cost” mortgage loans. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a mortgage loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of mortgage loans, regardless of whether a purchaser knew of or participated in the violation.

We have generally avoided and will continue to avoid originating “high cost” mortgage loans because the rating agencies generally will not rate securities backed by such mortgage loans, and the companies that buy our mortgage loans and/or provide financing for our mortgage loan origination operations generally do not want to buy or finance such mortgage loans. The continued enactment or adoption of these laws, rules and regulations may prevent us from making certain mortgage loans that we would otherwise make, may cause us to cease operations in certain jurisdictions altogether and may cause us to reduce the APR or the points and fees on mortgage loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for non-prime mortgage loans, making it difficult to fund, sell or securitize any of our mortgage loans. If we decide to relax our restrictions on mortgage loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or mortgage loan repurchases from our lenders and mortgage loan purchasers, class action lawsuits, increased defenses to foreclosure of individual mortgage loans in default, individual claims for significant monetary damages, and administrative enforcement actions. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business, as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could significantly harm our business, financial condition, liquidity and results of operations.

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

Our right to participate in distribution of assets of our subsidiaries upon the latter’s liquidation or reorganization will be subject to proper claims of the subsidiary’s creditors.

We are a holding company and our assets consist primarily of investments in our subsidiaries. Substantially all of our consolidated liabilities have been incurred by our subsidiaries. Therefore, our right to participate in the distribution of assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to prior claims of the subsidiary’s creditors, including trade creditors, except to the extent that we may be a creditor with recognized claims against the subsidiary, in which case our claims would still be subject to the prior claims of any secured creditor of such subsidiary and of any holder of indebtedness of such subsidiary that is senior to that held by us. Additionally, on March 30, 2007, the Company entered into a $230 million term loan with Farallon, which provided Farallon rights to all unencumbered assets of the Company (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments).

If the REIT fails to maintain its status as a real estate investment trust, the REIT will be subject to federal and state income tax on taxable income at regular corporate rates, and the value of our common stock may be adversely impacted as a result.

The REIT was organized to qualify for taxation as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). The REIT has conducted, and intends to continue to conduct, its operations so as to qualify as a real estate investment trust. Qualification as a real estate investment trust involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involves the determination of various factual matters and circumstances not entirely within the REIT’s control. For instance, in order to qualify as a real estate investment trust, the REIT’s shares of beneficial interest must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of twelve months (other than the first year for which an election to be a real estate investment trust has been made) or during a proportionate part of a shorter taxable year. Also, no more than 50% of the value of the outstanding shares of beneficial interest of the REIT may be beneficially owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) (the “Ownership Test”). Furthermore, each year the REIT must distribute to its shareholders at least 90% of the REIT’s taxable income (the “Annual Distribution Requirements”). We cannot assure you that the REIT will at all times satisfy these rules and tests.

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

Moreover, in order to satisfy the Ownership Test, among other purposes, the REIT’s Declaration of Trust establishes certain ownership restrictions on its shares of beneficial interest. For example, no person, unless exempted by the REIT’s board of trustees, may beneficially own more than 9.8% of the value of all outstanding shares of the REIT. Even with this restriction, depending on the concentration of ownership of our stock and the relative value in the REIT’s common and preferred shares, it is possible that our ownership of the REIT’s common shares would cause the REIT to fail to satisfy the Ownership Test. In such a situation, the Declaration of Trust would require that the number of the REIT common shares held by us which causes the REIT to fail to satisfy the Ownership Test be transferred to a charitable trust at a price no greater than the fair market value of the REIT common shares as of such date, and we would have no future beneficial interest in such REIT common shares (including the right to vote or receive dividends on such REIT common shares).

The market price of our common stock has been and in the future may be volatile.

The market price for our common stock has fluctuated due to a number of factors, including:

•	changes in housing costs;

•	variations in quarterly operating results;

•	investor perceptions of our company and the mortgage industry generally (including the non-prime and nonconforming mortgage industry);

•	the issuance of new equity securities pursuant to a future offering;

•	changes in interest rates;

•	the depth and liquidity of the market for our common stock;

•	general economic and other national conditions and the impact they may have on the operating assets of the Company;

•

competitive developments, including announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	changes in financial estimates and forecasts published by securities analysts, or changes in ratings.

We can make no assurances that the market price for our common stock will not continue to make substantial fluctuations. In addition, renewed terrorist attacks, or threats of attacks, may contribute to global unrest, an economic slowdown and to instability in the U.S. and other global equity markets. All of these factors may increase the volatility of our stock price.

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

Risk Factors Related to the Proposed Merger

Our businesses may be adversely impacted by the pending merger with Lone Star and if the pending merger is not consummated.

We have spent significant time and money preparing for the pending merger of the Company with Lone Star. There are uncertainties and other factors that may affect our business prior to consummation of the merger, including:

•	the outcome of any litigation and judicial actions that have been or may be instituted against us and others relating to the merger agreement, including legislative action, referenda and taxation;

•	certain costs relating to the merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the merger is completed;

•	risks that the proposed transaction disrupts our current plans and operations, and the potential difficulties for our employee retention as a result of the announcement of the merger; and

•	the effect of the announcement of the merger on our customer relationships, operating results and business generally.

There are also uncertainties and other factors that may affect the timing of the consummation of the merger, as well as if the merger will be consummated, including:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;

•

the inability to complete the merger due to the failure to obtain 50% of the shares through the tender offer, stockholder approval or the failure to satisfy other conditions to consummation of the merger;

•	the failure of the merger to close for any other reason;

•

risks that the proposed transaction disrupts our current plans and operations, and the potential difficulties for our employee retention as a result of (a) any delay of the completion of the merger, or (b) the completion of the merger; and

•	the effect of the completion of the merger on our customer relationships, operating results and business generally.

In addition, the current market price of our common stock may reflect a market assumption that the merger will occur, and failure to complete the merger could result in a decline in the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments

None

ITEM 2.	Properties

Our national headquarters is located in San Diego, CA and includes approximately 300,000 square feet in three buildings located in the same general area. The leases for these premises expire on various dates from April 14, 2008 to May 31, 2016. As of December 31, 2006, we leased an additional 126 properties in 25 states and two locations in Canada. These properties range in size from approximately 500 to 30,900 square feet with original lease terms varying from month-to-month to 8 years. We do not consider any specific leased location to be material to our operations. We believe that equally suitable alternative locations are available in all areas where we currently do business.

ITEM 3.	Legal Proceedings

Legal Matters

In July 2007 we were served with a complaint, National Community Reinvestment Coalition (“NCRC”) v. Accredited Home Lenders Holding Company [sic], et al., brought in the United States District Court for the District of Columbia. The complaint alleges that we engaged in a practice of discriminating against African-Americans and Latinos by requiring minimum property values of $100,000 on row homes for certain loan programs and prohibiting the use of row homes as collateral for certain other loan programs, without business justification for those restrictions. Plaintiff seeks compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys’ fees and costs of suit. There has been no ruling on the merits of plaintiff’s claims, and we intend to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but we do not believe it will have a material adverse effect on our business.

In July 2007, we were named in a class action complaint, National Association for the Advancement of Colored People (NAACP) v. Ameriquest Mortgage Company, et al., brought in the United States District Court for the Central District of California. The NAACP filed the action on behalf of itself and its African-American members, alleging that we and 12 other lenders violated the Fair Housing Act, Equal Credit Opportunity Act, and Civil Rights Act by steering African-American applicants who would otherwise qualify for prime loans into non-prime loans and charging African-American borrowers higher interest rates and fees than similarly situated Caucasians. Plaintiff seeks, on behalf of itself and others similarly situated, declaratory and injunctive relief and recovery of attorneys’ fees and costs of suit. We have not been served with the complaint and are unaware of any motion to certify the class having been filed or of any ruling on the merits of either the plaintiff’s individual claims or those of the putative class. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but we do not believe it will have a material adverse effect on our business.

In June 2007, we were served with two class action complaints, Korsinski v. Accredited Home Lenders Holding Co., et al., and Wan v. Accredited Home Lenders Holding Co., et al., brought in the Superior Court of the State of California, County of San Diego. The complaints allege breaches of fiduciary duty by us and members of our Board of Directors in connection with our entry into an Agreement and Plan of Merger with affiliates of Lone Star Fund V (U.S.) L.P. Plaintiffs seek injunctive relief, and recovery of attorneys’ fees and costs of suit. The Korsinski matter has been voluntarily dismissed by the plaintiff without prejudice. In the Wan matter, the plaintiff has filed a motion for preliminary injunction which is scheduled to be heard on August 24, 2007. A motion for class certification has not been filed. We intend to vigorously defend this matter. The ultimate outcome of this matter is not presently determinable, but if the plaintiff is successful in obtaining injunctive relief, it could have a material adverse effect on our business.

In March 2007, we were served with a class action complaint, Atlas v. Accredited Home Lenders Holding Co., et al., brought in the United States District Court for the Southern District of California. The complaint alleges violations of federal securities laws by us and certain members of senior management. We are aware that five similar securities class actions, Joory v. Accredited Home Lenders Holding Co., et al., Pourshafie v. Accredited Home Lenders Holding Co., et al., Theda v. Accredited Home Lenders Holding Co., et al., City of Brockton Retirement System v. Accredited Home Lenders Holding Co., and Kornfeld v. James A. Konrath, et al., have been filed in the same court. Pursuant to the Private Securities Litigation Reform Act, these cases have been consolidated and a lead plaintiff has been selected. The consolidated, amended complaint is due 21 days after our 2006 audited financial statements are released, and our response to this complaint is due forty-five days after the complaint is filed. We intend to vigorously defend these matters. The ultimate outcome of these matters and the amount of liability, if any, which may result, is not presently determinable, but we do not believe these actions will have a material adverse effect on our business.

In March 2007, we were served with a class action complaint, Edwards v. Accredited Home Lenders, Inc., et al., brought in the United States District Court for the Southern District of Alabama. The complaint alleges violations of the federal Truth in Lending Act for allegedly failing to disclose title insurance charges and recording fees as part of finance charges. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class, and we intend to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but we do not believe it will have a material adverse effect on our business.

In February 2007, we acknowledged service of a class action complaint, Sierra v. Aames Home Loan, brought in the Superior Court for Los Angeles County, California. As a result of our merger with Aames Investment Corporation (“AIC”) and certain of its subsidiaries, we succeeded to the litigation interests of AIC and its subsidiaries, including the interest under this matter of Aames Home Loan (a trade name of Aames Funding Corporation (“AFC”), a subsidiary of AIC) in this lawsuit. The named plaintiff is a former commissioned loan officer of AFC, and the complaint alleges that AFC violated state law by requiring the plaintiff to work overtime without compensation. The plaintiff seeks to recover, on behalf of himself and other similarly situated employees, the allegedly unpaid overtime, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and we intend to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but we do not believe it will have a material adverse effect on our business.

In October 2006, as a result of the merger referenced above, we succeeded to the position of AFC under a class action complaint, Miller v. Aames Funding Corporation, filed in the United States District Court, Eastern District of Texas. The complaint alleges that adjustable-rate home equity loans originated by AFC in Texas violate the Texas Constitution’s requirement that such loans be scheduled to be repaid in substantially equal installments. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On September 29, 2006, the court on its own motion stayed the action, pending the resolution of class certification issues in a similar action pending before the court. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class, and we intend to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result, is not presently determinable. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on our business.

In October 2006, by virtue of the merger referenced above, we succeeded to the interests of AIC and AFC under the matters of Webb, et al., v. Aames Investment Corporation, et al. (U.S. District Court, Central District of California) and Cooper, et al., v. Aames Funding Corporation (U.S. District Court, Eastern District of Wisconsin), class action complaints which allege violations of the Fair Credit Reporting Act in connection with prescreened offers of credit and are similar in nature to the Phillips matter discussed below. The Cooper matter was transferred to the Central District of California and consolidated with the Webb matter by stipulation of counsel on September 29, 2006. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and we intend to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result, is not presently determinable. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on our business.

In March 2006, we were served with a class action complaint, Cabrejas v. Accredited Home Lenders, Inc., brought in the Circuit Court for Prince George’s County, Maryland. The complaint alleges that our origination of second lien loans in Maryland violated the Maryland Secondary Mortgage Loan Law (the “SMLL”) and Consumer Protection Act in that fees charged on such loans exceeded 10% of the respective loan amounts. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, disgorgement of fees, pre-judgment interest, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On April 13, 2006, we removed the action to the United States District Court, District of Maryland. On May 15, 2006, we filed a motion to dismiss plaintiffs’ second cause of action alleging a violation of the Maryland Consumer Protection Act on the basis that full disclosure of the fees cannot be an unfair or deceptive trade practice, which motion was granted on December 4, 2006. On January 3, 2007, plaintiffs filed a Second Amended Complaint, alleging that our origination in Maryland of second lien loans with balloon payments was also a violation of the SMLL. On July 5, 2007, the court granted our motion to dismiss this new claim on the basis that the SMLL’s prohibition of balloon payments was and is preempted by the federal Alternative Mortgage Transactions Parity Act. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff’s remaining individual claims or the remaining claims of the putative class, and we intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but we do not believe it will have a material adverse effect on our business.

In September 2005, we were served with a class action complaint, Phillips v. Accredited Home Lenders Holding Company, et al., brought in the United States District Court, Central District of California. The complaint alleges violations of the Fair Credit Reporting Act in connection with prescreened offers of credit made by us. The plaintiff seeks to recover, on behalf of the named plaintiff and similarly situated individuals, damages, pre-judgment interest, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On January 4, 2006, the plaintiff re-filed the action in response to the court’s December 9, 2005, decision granting our motion to (1) dismiss with prejudice plaintiff’s claim that our offer of credit failed to include the clear and conspicuous disclosures required by FCRA, (2) strike plaintiff’s request for declaratory and injunctive relief, and (3) sever plaintiff’s claims as to us from those made against other defendants unaffiliated with us. Plaintiff’s remaining claim is that our offer of credit did not meet FCRA’s “firm offer” requirement. On May 15, 2007, the court granted plaintiff’s motion to certify two subclasses, the first consisting of 58,750 recipients of the initial mailer received by the named plaintiff, and a second consisting of 70,585 recipients of the second mailer received by the named plaintiff. On May 24, 2007, we filed a Petition for Leave to Appeal with the Ninth Circuit Court of Appeals, seeking an immediate appeal from the Order granting class certification and a stay of the action in the District Court pending the outcome of that appeal. A ruling on this appeal is not expected until the third quarter of 2007. In the meantime, there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class, and we intend to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result, is not presently determinable. If, however, the class certification stands and either or both subclasses were to prevail on the merits, the potential liability could have a material adverse effect on our business.

In January 2004, we were served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The named plaintiff is a former commissioned loan officer of Accredited, and the complaint alleges that we violated California and federal law by misclassifying the plaintiff and other non-exempt employees as exempt employees, failing to pay the plaintiff on an hourly basis and for overtime worked, and failing to properly and accurately record and maintain payroll information. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. We were served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action. The parties have agreed to, and the court has approved, a settlement with respect to the named plaintiffs and with respect to a class of current and former Accredited employees which the court has certified for settlement purposes. The amount payable by us under the settlement is not material to our financial condition.

In December 2002, we were served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which we do business and the common law of unjust enrichment. The complaint alleges that we have a practice of misrepresenting and inflating the amount of fees we pay to third parties in connection with the residential mortgage loans that we fund. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid us to pay, or reimburse our payments of, third-party fees in connection with residential mortgage loans, and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to us for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid to us and the amount we paid to the third party and (2) a nationwide class of claimants with respect to an unjust enrichment cause of action included in the original complaint who, since November 19, 1997 paid money to us for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid us and the amount we paid the third party. There has not yet been a ruling on the merits of either the plaintiffs’ individual claims or the claims of the class, and we intend to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, that may result, is not presently determinable, but we do not believe it will have a material adverse effect on our business.

We have accrued for loss contingencies with respect to the foregoing matters to the extent it is probable that a liability has been occurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. Management does not deem the amount of such accrual to be material.

In addition, because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject to various legal proceedings in the ordinary course of business related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment matters. We do not believe that the resolution of these lawsuits will have a material adverse effect on our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock began trading on the NASDAQ Global Select Market® under the symbol “LEND” on February 14, 2003. The following table provides the high and low sales prices of our common stock for the period indicated, as reported by NASDAQ.

	High	Low
Year ended December 31, 2006
Fourth quarter	$36.95	$26.45
Third quarter	$48.62	$30.48
Second quarter	$60.13	$43.25
First quarter	$54.94	$45.51
Year ended December 31, 2005
Fourth quarter	$51.70	$31.36
Third quarter	$49.27	$34.31
Second quarter	$46.00	$34.29
First quarter	$50.75	$33.60

As of June 30, 2007, there were 367 holders of record of our common stock. On June 30, 2007, the last sale price reported on the NASDAQ Global Select Market for our common stock was $13.67 per share.

Comparison of Stockholder Return

Set forth below is a line graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the CRSP Total Return Index for the NASDAQ Stock Market and the NASDAQ Total Return Index for Mortgage Bankers and Brokers (SIC 6160-6169) for the period commencing on February 14, 2003 (the date of our initial public offering) and ending on December 31, 2006.

Comparison of Cumulative Total Return from February 14, 2003 through December 31, 2006(1)

of the Company, CRSP Total Return Index for the NASDAQ Stock Market

and NASDAQ total Return Index for Mortgage Bankers and Brokers (SIC 6160-6169)

(1)	Assumes that $100 was invested on February 14, 2003 at the closing price on the date of our initial public offering, in our common stock and each index, and that all dividends have been reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Based on the last sale price reported June 29, 2007 on the NASDAQ Global Select Market for the Company’s common stock of $13.67 per share, an investment in our common stock of $100 made on February 14, 2003 would have had a value of $188.55 on June 29, 2007.

Dividends

We have not declared or paid cash dividends on our common stock for the three years ended December 31, 2006, 2005 or 2004. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws, and other factors as the Board of Directors, in its discretion, deems relevant.

During 2004, the REIT sold an aggregate of 4,093,678 shares of its 9.75% Series A Perpetual Cumulative Preferred Shares in public offerings registered under the Securities Act of 1933. The REIT declared and paid third and fourth quarter cash dividends in 2004 of $0.3317 per share and $0.609375 per share, respectively, on its 9.75% Series A Perpetual Cumulative Preferred Shares.

During 2005, the REIT declared and paid first, second, third and fourth quarter cash dividends of $0.609375 per share on its 9.75% Series A Perpetual Cumulative Preferred Shares.

During 2006, the REIT declared and paid first, second, third and fourth quarter cash dividends of $0.609375 per share on its 9.75% Series A Perpetual Cumulative Preferred Shares. The fourth quarter dividend was paid on January 2, 2007.

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

Additional information regarding our stock option plans and plan activity for 2006, 2005 and 2004 is provided in Item 12 and in our consolidated financial statements. (See “Notes to Consolidated Financial Statements, Note 14—Employee Stock and Benefit Plans.”)

Stock Repurchase Program

On September 14, 2006, the Board of Directors authorized Accredited to repurchase up to 5 million shares of the Company’s stock from time to time through October 1, 2007. Under the program adopted by the Board, shares of Accredited’s common stock may be repurchased from time to time in both privately negotiated and open market transactions, including pursuant to a 10b5-1 plan, subject to management’s evaluation of market conditions, applicable legal requirements and other factors. A 10b5-1 plan allows Accredited to repurchase shares at times when it would ordinarily not be in the market because of its trading policies and pending developments. The repurchases may be commenced or suspended at any time without prior notice and without further announcement. As of December 31, 2006, Accredited had repurchased and retained 1,000,000 shares. No shares have been purchased under the stock repurchase program since January 1, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2006	679,400	$31.05	679,400	4,320,600
November 1—November 30, 2006	320,600	$30.13	320,600	4,000,000
December 1—December 31, 2006	—	—	—	—
Total	1,000,000	$30.75	1,000,000	4,000,000

ITEM 6.	Selected Financial Data

The following selected operating and balance sheet data for the years ended December 31, 2006, 2005 and 2004 and as of December 31, 2006 and 2005 have been derived from our audited consolidated financial statements, included elsewhere in this report. The selected operating and balance sheet data for the years ended December 31, 2003 and 2002 and as of December 31, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements, not included in this report.

You should read the information below along with other financial information and analysis presented in this report, including the section entitled “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this report.

	2006	2005	2004	2003	2002
	(dollars in thousands, except per share amounts)
Statement of Operations data:
Interest income	$840,071	$610,107	$357,081	$178,982	$67,861
Interest expense	$553,932	$309,953	$134,211	$63,562	$27,891
Provision for losses	$77,296	$62,892	$47,985	$17,165	$9,488
Net interest income after provision	$208,843	$237,262	$174,885	$98,255	$30,482
Gain on sale of mortgage loans	$202,028	$313,105	$283,580	$225,151	$114,696
Total net revenues	$440,984	$568,573	$469,603	$338,531	$155,219
Total expenses(14)	$511,006	$301,177	$249,880	$171,969	$107,224
Net income(loss)(14)	$(205,648)	$155,432	$130,778	$100,015	$28,797
Basic earnings(loss) per share(1)	$(9.09)	$7.37	$6.42	$5.61	$4.99
Diluted earnings(loss) per share(1)	$(9.09)	$7.07	$6.07	$4.97	$1.98

Balance Sheet data:(2)
Mortgage loans held for sale, net(3)	$2,073,268	$2,252,252	$1,790,134	$1,279,590	$972,349
Mortgage loans held for investment, net(4)	$8,478,682	$7,195,872	$4,690,758	$2,086,868	$738,917
Total assets	$11,349,046	$9,879,484	$6,688,377	$3,501,417	$1,802,605
Credit facilities	$2,786,077	$2,789,479	$2,204,860	$1,515,195	$962,285
Securitization and other secured financing(5)	$7,642,842	$6,256,460	$3,954,115	$1,724,389	$732,823
Minority interest in subsidiary preferred stock	$97,922	$97,922	$97,922	$—	$—
Total stockholders’ equity	$556,149	$553,412	$362,555	$212,223	$58,009

Other data:
Total mortgage loan originations(6)	$15,766,823	$16,582,640	$12,422,190	$7,958,309	$4,302,891
Wholesale originations	$13,396,431	$14,947,003	$11,217,528	$7,118,369	$3,900,186
Retail and other originations(6)	$2,370,392	$1,635,637	$1,204,662	$839,940	$402,705
Weighted average coupon rate of mortgage loan originations	8.43%	7.77%	7.31%	7.65%	8.37%
Weighted average credit score(7)	630	639	639	632	630
Total mortgage loan sales and securitizations(8)	$15,763,198	$15,677,829	$11,552,047	$7,297,206	$3,869,944
Whole mortgage loan sales(8)	$13,359,126	$11,437,635	$8,282,215	$6,061,019	$3,044,890
Mortgage loans securitized	$2,404,072	$4,240,194	$3,269,832	$1,236,187	$749,215
Average premium received on whole mortgage loan sales(9)	2.1%	3.0%	3.7%	4.0%	4.0%
Net cost to originate(10)	1.6%	1.6%	1.9%	2.1%	2.3%
Net interest income after provision as a percentage of net revenues	46.6%	41.7%	37.2%	29.0%	19.6%
Total serviced mortgage loans at period end(11)	$11,040,128	$9,706,153	$6,731,581	$3,695,976	$2,268,498
Total number of leased locations at period end	159	61	63	46	31
Total number of employees at period end	4,196	2,762	2,694	2,056	1,294

Asset Quality Data:
Percent delinquent at period end(12)	7.2%	2.5%	1.7%	1.8%	2.7%
Annual losses on serviced portfolio as a percentage of average serviced assets	0.5%	0.3%	0.3%	0.6%	0.9%
Prepayment speed (CPR) on mortgage loans held for investment(13)	29.3%	30.0%	27.8%	26.5%	27.6%

(1)	We have never declared or paid cash dividends on our common stock.

(2)	2005 balance sheet data has been reclassified to conform to 2006 presentation. Reclassification wasn’t required in years prior to 2005.

(3)	Includes $117.3 million in remaining Aames mortgage loans held for sale.

(4)	Includes $1.2 billion in remaining Aames mortgage loans held for investment.

(5)	Includes $1.2 billion in remaining Aames securitized bond financing.

(6)	Includes $493.1 million in mortgage loans originated by former Aames retail branches in the fourth quarter.

(7)	Represents borrower’s credit score at origination obtained from one or more of the three principal credit bureaus.

(8)	Does not include $286.4 million in mortgage loans sold during the fourth quarter that were acquired from Aames.

(9)	The average premium received on whole mortgage loan sales is computed based on the cash premiums received on whole mortgage loan sales, net of gains and losses on related derivatives. Refer to our discussion of gain on sale of mortgage loans in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the calculation of this percentage.

(10)	Net cost to originate mortgage loans is defined as total operating expenses, less mortgage loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. Refer to our discussion of expenses in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the calculation of this percentage.

(11)	Includes $1.4 billion of Aames servicing portfolio in 2006.

(12)	Delinquent is defined as mortgage loans that are 30 or more days delinquent, including mortgage loans in foreclosure and mortgage loans converted into real estate owned (“REO”). This does not include the Aames loan portfolio.

(13)	The constant prepayment rate (“CPR”) represents a constant annualized rate of prepayment relative to the then outstanding principal balance of securitized mortgage loans, both on- and off-balance sheet.

(14)	Goodwill of $142.4 million was deemed to be impaired and charged-off as of December 31, 2006.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Accredited is a mortgage company that originates, finances, securitizes, services and sells non-prime mortgage loans secured by residential real estate throughout the United States, and, to a lesser extent, in Canada. We conduct business in both the wholesale channel (funding loans to borrowers through over 12,000 independent mortgage brokers) and the retail channel (funding loans directly to borrowers). We focus on borrowers who may not meet conforming underwriting guidelines because of higher mortgage loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. We primarily sell our mortgage loans in mortgage loan sales or we hold our mortgage loans in portfolio for investment and finance them with securitized bond financing.

On June 4, 2007 we announced that we entered into a definitive merger agreement with Lone Star to acquire all of the common stock of the Company in an all-cash transaction. Under the terms of the agreement, Lone Star agreed to acquire each outstanding share of Accredited common stock at a price of $15.10 per share, for a total consideration of approximately $400 million on a fully diluted basis. The outstanding 9.75% Series A Perpetual Cumulative Preferred Shares, par value $1.00 per share (the “Series A Preferred”), of Accredited Mortgage Loan REIT Trust (NYSE:AHH-PA) we anticipate they will continue to remain outstanding.

The acquisition is subject to the satisfaction of customary conditions, including the tender of a majority of the outstanding Accredited shares and the receipt of certain required regulatory approvals. The transaction is not subject to a financing contingency and is expected to close in the third quarter of 2007. For additional information regarding the proposed merger, see “Item 1. Business—General Development of our Business.”

Effective as of October 1, 2006, we acquired Aames Investment Corporation (“Aames”) pursuant to an Agreement and Plan of Merger dated as of May 24, 2006. Aames, a public REIT, managed a portfolio of nonprime residential mortgage loans and through its principal subsidiary originated, sold, and serviced residential mortgage loans through both wholesale and retail channels.

On September 29, 2006, we acquired the common stock of AaRCS, LLC (“AaRCS”) an indirect wholly owned subsidiary of Aames. AaRCS, a vendor management services company, was merged with and now operates as Accredited’s vendor management subsidiary Vendor Management Services, LLC dba Inzura Settlement Services.

On June 23, 2006, we purchased the wholesale business of Aames for cash. We completed this purchase prior to closing our merger with Aames in an effort to reduce attrition of Aames employees and maximize the potential synergies from the combination of Accredited’s and Aames’s wholesale businesses.

The Aames and related acquisitions have been accounted for using the purchase method and accordingly the consolidated financial statements include the activity of the above companies from their respective dates of acquisition. See Note 2 in the consolidating financial statements, “Business Combinations,” for additional detail.

In July 2004, we formed Accredited Home Lenders Canada, Inc. (“AHLC”), as a wholly owned Canadian subsidiary and funded our first Canadian mortgage loan in November 2004. AHLC is a mortgage banking company that originates and finances mortgage loans for Canadian borrowers who are not normally eligible for traditional prime mortgages from the major Canadian banks. AHLC is currently originating mortgage loans in the provinces of Alberta, British Columbia, Manitoba, Ontario and Quebec and has current plans to expand beyond those five provinces.

In May 2004, we formed a Maryland real estate investment trust, Accredited Mortgage Loan REIT Trust (the “REIT”), for the purpose of acquiring, holding and managing real estate assets. All of the outstanding common shares of the REIT are held by Accredited Home Lenders, Inc., which in turn is a wholly owned subsidiary of Accredited Home Lenders Holding Co. The REIT has elected to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the REIT will generally not be subject to federal or state income tax to the extent that it timely distributes its taxable income to its shareholders and satisfies the real estate investment trust requirements and meets certain asset, income and share ownership tests.

Recent Developments

In the third quarter of 2006, the non-prime mortgage market in which the Company operates was characterized by increased competition for loans and customers which simultaneously lowered profit margins on loans and caused lenders to be more aggressive in making loans to relatively less qualified customers. By the end of 2006, the non-prime mortgage industry was clearly being negatively impacted. The sustained pricing competition and higher risk portfolios of loans reduced the appetite for loans among whole loan buyers, who offered increasingly lower prices for loans, thereby shrinking profit margins for non-prime lenders. In addition, the higher levels of credit risk taken on by non-prime lenders resulted in higher rates of delinquency in the loans held for investment and in increasing frequency of early payment defaults and repurchase demands on loans that had been sold. These trends accelerated during the first quarter of 2007, and the industry experienced a period of turmoil which has continued into the second and third quarter of 2007. As of mid-June 2007, more than 50 mortgage companies operating in the non-prime mortgage industry had failed and many others faced serious operating and financial challenges. The most notable of these failures is New Century Mortgage Corporation (“New Century”), one of the largest non-prime originators in recent years, which filed for bankruptcy protection in April 2007.

It now appears that an underlying reason for the deterioration of industry conditions was the relatively poor performance of loans originated in 2006 in comparison to loans originated in 2004 and 2005. While real estate markets were booming during 2004 and 2005, and some areas experienced significant home price appreciation, many originators extended credit and underwriting standards to meet market demands. When home price appreciation leveled off, or in some areas declined, many of the loans originated in 2006 did not perform up to expectations. This decline in performance led to increases in the cost of securitizing non-prime loans as the rating agencies which rate non-prime securitizations increased loss coverage levels, requiring higher credit support for non-prime securitizations.

During the first seven months of 2007, a number of significant industry events occurred, including the following:

•	New Century announced that it would restate results for the nine months ended September 30, 2006 to account for losses on defaulted loans that it was obligated to repurchase (February 7th);

•

HSBC Holdings PLC, one of the world’s largest banks and non-prime lenders, announced an increase in its bad debt charge for 2006, which it attributed to problems in its U.S. non-prime mortgage lending division (February 8th);

•	Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Fieldstone Investment

Corporation (“Fieldstone”) announced that they had entered into a definitive merger agreement under which C-BASS would acquire all of Fieldstone’s outstanding common stock (February 16th);

•

ACC Capital Holdings, the parent company of Ameriquest Mortgage Company and Argent Mortgage Company, two large non-prime mortgage originators, announced that it had secured additional capital from Citi’s Markets and Banking Division and its majority shareholder, and that Citi had agreed to become the company’s primary warehouse lender and had acquired an option to buy the company’s wholesale mortgage business (February 28th);

•

Fremont General Corp. (“Fremont”), another significant non-prime mortgage originator, announced that it would exit its non-prime real estate lending operations and that it was in discussions with various parties regarding the sale of this business (March 2nd);

•	The New York Stock Exchange suspended trading of New Century’s common stock based on uncertainties concerning its liquidity position (March 12th);

•	Fieldstone announced that it had amended its previously announced merger agreement with C-BASS to reduce the price of Fieldstone’s common stock to $4.00 per share (March 16th);

•	People’s Choice Home Loan, Inc., another significant non-prime mortgage originator, filed for bankruptcy protection (March 20th);

•

Fremont sold approximately $4.0 billion of non-prime residential real estate loans and entered into exclusive negotiations with the same institution to sell most of its residential real estate business (March 21st);

•	New Century filed for bankruptcy protection (April 2nd);

•	NovaStar Financial, another significant non-prime mortgage originator, initiated a formal process to explore strategic alternatives and received $100 million in financing (April 11th);

•	First Horizon National Corp. blamed difficulty selling mortgages in the secondary market and increased repurchase requests for its decision to shutter its subprime business (April 20th);

•

H&R Block Inc. announced the sale of Option One Mortgage Corp. (“Option One”), another large non-prime mortgage originator, to an affiliate of Cerberus Capital Management with a transaction value equal to Option One’s tangible net assets as of the date of closing less $300 million (April 20th);

•	WMC, a unit of General Electric Co., announced that it would cut 771 jobs (April 20th);

•

Standard & Poor’s Ratings Service placed its credit ratings on 612 classes of residential mortgage-backed securities backed by U.S. non-prime collateral on “credit watch” with negative implications because of poor collateral performance, expectation of increasing losses on the underlying collateral pools, the consequent reduction of credit support, and changes that will be implemented with respect to the methodology for rating new transactions (July 10);

•

Moody’s Investors Service downgraded 399 residential mortgage-backed securities and placed an additional 32 residential mortgage-backed securities under review for possible downgrade based on higher than anticipated rates of delinquency in the underlying collateral compared to current credit enhancement levels (July 10);

•	General Electric Co. announced plans to sell WMC Mortgage Corp, its three-year-old U.S. non-prime mortgage unit (July 12);

•

NovaStar Financial, Inc. announced an investment of $48.8 million by MassMutual and Jefferies Capital Partners as part of a commitment to raise $150 million in new equity to complete its formal process of exploring strategic alternatives (July 16);

•	Bear Stearns announced the collapse of two of its hedge funds that had invested in non-prime mortgage securities (July 18);

•

Countrywide Financial Corp.’s second-quarter net income fell 33% because of softening home prices. Countrywide cut its 2007 earnings estimate because it expects a challenging second half, including difficulty in the housing and mortgage markets (July 24);

•

American Home Mortgage Investment Corp. announced a delayed payment of its quarterly cash dividend on the company’s common stock and anticipated delaying payment of its quarterly cash dividends on its preferred stock in order to preserve liquidity until it obtains a better understanding of the impact that current market conditions in the mortgage industry and the broader credit market will have on the company’s balance sheet and overall liquidity. American Home Mortgage said that the unprecedented disruption in the credit markets in the past few weeks caused major write-downs of its loan and security portfolios and consequently has caused significant margin calls with respect to its credit facilities (July 28);

•

MGIC Investment Corporation announced that it had concluded that the value of its investment in C-BASS had been materially impaired because the market for non-prime mortgages had experienced significant turmoil beginning in February 2007, with market dislocations accelerating to unprecedented levels beginning in approximately mid-July 2007 (July 30); and

•

American Home Mortgage announced that it was unable to borrow on its credit facilities and to fund its lending obligations of approximately $300 million on July 30 and that it did not anticipate funding approximately $450 to $500 million on July 31. (July 31).

The combination of these events with the continued heavy repurchase demands from whole loan purchasers experienced during this period created a cycle beginning with a significant increase in the amount of distressed loans for sale in the market. This increase in loan supply reduced whole loan prices, providing a basis for warehouse line providers to mark down the collateral value of loans held in inventory and, as a result, to place margin calls on non-prime lenders. These increased margin calls resulted in more distressed sales which, in turn, put further downward pressure on whole loan sale prices, regenerating the cycle with escalating negative results.

Based upon these unprecedented market events, the Company determined the likelihood of achieving profitable operations in the near term, and possibly for an extended period of time, was no longer likely. Based upon this assessment, as well as the market value of the Company’s common stock, and the common stock of other non-prime mortgage companies, most of which were trading at or below book value, the Company determined that the amount of goodwill established in the acquisition of Aames of approximately $142.4 million had been impaired and therefore was charged-off.

In addition, the Company has net operating loss carry-forwards for tax purposes, obtained in the Aames acquisition, as of December 31, 2006 which are realizable based solely only upon taxable income being achieved by the Company in the future. As a result of losses incurred by the Company in the fourth quarter of 2006 as well as continued losses in 2007, which indicate uncertainty as to the availability of future taxable earnings to be able to fully utilize these net operating loss carry-forwards, a valuation allowance of approximately $111 million was established and reflected in the year ended December 31, 2006 against the net deferred tax assets of approximately $232 million as of December 31, 2006.

Our creditors which provide the Company with the warehouse and repurchase credit facilities, many of which were also credit providers to New Century Mortgage Company, reacting to the adverse operating environment, placed significant margin calls on the Company subsequent to year end. These margin calls required the Company to post additional cash to support the warehouse credit facilities of approximately $190 million during the period from January 1, 2007 through March 15, 2007, two-thirds of which occurred in the four weeks prior to March 15, 2007.

Based upon the cash demands placed upon the company by our creditors, on March 16, 2007, the Company sold substantially all of its loans held for sale, both performing and non-performing, that were then funded out of its warehouse and repurchase credit facilities, asset-backed commercial paper facility, and its equity. The $2.7 billion of loans held for sale were sold at a substantial discount in order to alleviate the recent pressures from margin calls. The sale of the $2.7 billion in loans resulted in a pre-tax loss of approximately $150 million, but provided approximately $134 million in cash after paying off credit providers.

Management believes that the sale of its loans held for sale at a discount was necessary to provide additional liquidity to the Company. The sale of the $2.7 billion in loans resulted in a pre-tax loss of approximately $150 million in the quarter ended March 31, 2007.

The Company, on March 30, 2007, amended the Amended and Restated Master Repurchase Agreement, dated as of December 30, 2005, with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), and entered into a Master Repurchase Agreement with Wachovia Bank, N.A. (Wachovia). Under the amended agreement with CSFB, the term of the CSFB repurchase facility was extended through March 31, 2008 and the maximum committed amount able to be borrowed remained at $600 million. Under the agreement with Wachovia (which was amended on May 1, 2007 and on July 5, 2007), the maximum amount the Company is able to borrow is $1 billion.

Also on March 30, 2007, the Company and certain of its subsidiaries entered into a secured Loan Agreement with Mortgage Investment Fundings, L.L.C. (“MIF”), a lending entity managed by Farallon Capital Management. Pursuant to the Loan Agreement, MIF extended term loans guaranteed by the Company in an aggregate principal amount of $230 million. In conjunction with the Loan Agreement, the Company (i) issued to MIF a warrant to purchase 3,226,431 shares of common stock of the Company at an exercise price of $10 per share and (ii) granted to MIF certain preemptive rights to purchase additional equity securities of the Company, certain registration rights with respect to its equity securities in the Company and Board of Directors observer rights. The loans may be repaid in full at any time, subject to payment of a premium of 7% of amounts prepaid during the first two years of the facility and a lesser premium thereafter. Upon the occurrence of a change of control, the lenders may demand prepayment of the loans and the loans shall be prepaid in full with a premium of 2% of the amount repaid.

Utilizing proceeds obtained from the sale of loans in the first quarter of 2007 and proceeds from the Farallon term note, Accredited repaid substantially all the debt then outstanding on its warehouse credit facilities. Concurrent with the repayment of these facilities, Accredited terminated many of the warehouse credit lines available to the Company and obtained waivers of certain covenants on the remaining facilities. In exchange for the waivers granted, Accredited agreed that it would not seek additional borrowings under these credit agreements. There were no amounts outstanding under these facilities at July 31, 2007.

In addition, by May 31, 2007, based upon market conditions adversely impacting the salability of any asset-backed commercial paper notes collateralized by non-prime mortgage loans, the company voluntarily terminated the program and repaid all subordinated notes and SLNs.

This Annual Report on Form 10-K has not been filed on a timely basis.

Our failure to file our 10-K on a timely basis has had adverse consequences to us, and may continue to have certain adverse consequences even after it has been filed, including, for example, making us ineligible to register our securities for sale with the SEC using a short-form registration.

NASDAQ Delisting Notification

On March 15, 2007, we received a notice from the staff of NASDAQ stating that the Company is not in compliance with Marketplace Rule 4310(c)(14) because it had not filed its Annual Report on Form 10-K for the year ended December 31, 2006 on a timely basis. Due to such noncompliance, the Company’s common stock may be subject to potential delisting. We requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the NASDAQ staff’s determination and to present our plan to regain compliance with NASDAQ’s filing requirements, which was held on May 3, 2007, followed by a written submission dated May 21, 2007. In addition, on May 15, 2007, we received an additional deficiency notice from the staff of NASDAQ because the Company had not filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. The additional notice stated that such failure could serve as an additional basis for the delisting of the Company’s securities from NASDAQ.

On June 20, 2007 the NASDAQ Listing Qualifications Panel (the “Panel”) granted the Company’s request for continued listing of the Company’s securities on The NASDAQ Global Select Market. The Company’s continued listing is subject to certain conditions, including compliance with extended deadlines for the filing of the Company’s Form 10-K for the fiscal year ended December 31, 2006 and of the Form 10-Q for the quarter ended March 31, 2007 with the Securities and Exchange Commission (“SEC”).

In addition, for continued listing of our common stock on NASDAQ, we are required to, among other things, maintain certain minimum thresholds with regard to stockholders’ equity and minimum closing bid prices. If we do not meet the continued listing requirements, our common stock could be subject to delisting from trading on NASDAQ. There can be no assurance that we will continue to meet all requirements for continued listing on NASDAQ.

If we are unable to continue to list our common stock for trading on NASDAQ, there may be an adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. Delisting of our common stock from NASDAQ could also materially adversely affect our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, if we were unable to list our common stock for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

Completed the Acquisition of Aames Investment Corporation.

We completed the acquisition of Aames on October 1, 2006. Since the closing of the acquisition we have sold the servicing rights on four of their six securitizations, sold the residual interests on four of their six on-balance sheet securitizations reducing their loan portfolio to $1.2 billion, and integrated 76 of their retail branches into our origination operations, which has increased our retail loan production from 12% of total originations to approximately 25% of total originations in the fourth quarter of 2006. Subsequent to December 31, 2006 through May 31, 2007, as part of the Company’s restructuring plans, the Company closed 38 of the 78 branches which were merged into our origination operations as part of the acquisition.

Class Action Lawsuits

In 2007, several class action lawsuits were filed against the Company and certain of its officers and directors. Certain of the lawsuits generally allege that, between November 1, 2005 and March 12, 2007, we issued materially false and misleading statements regarding our business and financial results causing the Company’s stock to trade at artificially inflated prices. Other complaints allege breaches of fiduciary duty by the Company and members of its Board of Directors in connection with the Company’s entry into an Agreement and Plan of Merger with affiliates of Lone Star Fund V (U.S.) L.P. The Company believes that the lawsuits have no merit and intends to vigorously defend the cases. For additional information, See Item 3 “Legal Proceedings”.

Securitized $760 million of non-prime loans.

We closed a securitization transaction involving $760 million of non-prime loans on January 30, 2007.

Issuance of Trust Preferred Securities.

On January 11, 2007, we completed a $56 million private placement of trust preferred securities through our subsidiary, Accredited Preferred Securities Trust I. The trust preferred securities bear interest at a fixed rate of 9.01% until January 30, 2012, whereupon the rate floats at three-month LIBOR plus 3.95% thereafter until their maturity in January 2037, unless earlier redeemed. The trust preferred securities can be redeemed in whole or in part by Accredited beginning January 30, 2012 without penalty.

Current Non-prime Mortgage Environment

We have seen a decline in our overall origination volume.

We have continued to make efforts to reduce our overall risk profile from new non-prime mortgage originations during 2007 in response to the weaker performance of some mortgage products and materially less secondary market appetite for non-prime mortgages. We are no longer originating loans with loan-to-value ratios over 90% without mortgage insurance. We are no longer originating non-prime second mortgages, and are originating a limited number of Alt-A second mortgages. We have made efforts to reduce our exposure to mortgages with low credit scores, low stated obligor income, and other mortgages with multiple risk layers. We are also increasing our interest rates charged to borrowers to attempt to return to profitable operations as soon as possible. As a result of the changes noted above and other market factors, our monthly volume of new mortgage originations has fallen from a high in August 2006 of approximately $1.7 billion to a current level of approximately $600 million in May 2007.

Our recent whole loan sales have led to higher repurchase activity and higher reserves.

We have seen delinquencies and defaults, including early payment defaults (“EPD”), increasing substantially in our 2006 mortgage originations as compared to prior mortgage originations. These increases have resulted in higher loan repurchases from prior whole loan sales and higher loss provisions on our income statement. Our level of repurchase activity has increased more than five-fold since the quarter ended March 31, 2006. Repurchases were approximately $90 million in the quarter ended December 31, 2006, up from approximately $62 million in the quarter ended September 30, 2006. Subsequent to December 31, 2006, certain investors became more aggressive regarding the identification, notification and collection of repurchase requests to the Company. During the five months ended May 31, 2007, we repurchased approximately $152 million in mortgage loans and paid $39.2 million in cash settlements to eliminate the requirement to repurchase mortgage loans in the future from investors. The Company when settling repurchase request often receives a release from the investor from all future repurchase requests or obligations.

Whole loan sales continue to be significantly below historical levels.

Whole loan sales have become increasingly difficult with the adverse market conditions resulting in lower premiums received. Pricing has continued to decline, resulting in fewer whole loan sales since year-end. Pricing on whole loan sales has fallen from approximately a 2% premium to par to below par in many cases. The Company also sold $2.7 billion of loans in March 2007 at a substantial discount (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments”). The current operating environment has resulted in significantly fewer whole loan sales so far this year, and the sales have been at reduced premiums compared to prior periods resulting in reduced overall liquidity and profitability.

Securitization execution in the future will not be as favorable as our last securitization in January 2007.

Given the current whole loan sale market discussed above, the Company is evaluating whether to securitize more of its originations to achieve a better economic return. We recognize that overcollateralization and credit spreads have both widened since year-end, which increases both the cost and cash demands for securitizations. We also understand under the current operating environment that it may be in the best interest of our shareholders to hold and securitize our mortgage loan portfolio rather than sell at current prices from the secondary whole loan market. The Company is currently exploring its ability to securitize in the future, even during these adverse market conditions, but there can be no assurance that we will be able to execute securitization transactions in the future, and if we do, on terms that would be favorable.

Our available credit facility capacity has been and may be reduced substantially in the near future.

The Company, as of December 31, 2006, had outstanding advances of approximately $2.7 billion consisting of amounts outstanding from committed warehouse lines and the asset-backed commercial paper facility (the “ABCP”). The warehouse facilities were collateralized by mortgage loans held for sale and certain restricted cash.

Our warehouse and repurchase credit facility providers, reacting to the adverse operating environment (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments”), placed significant margin calls on the Company subsequent to year end. These margin calls required the Company to post additional cash in 2007 to support the warehouse credit facilities of approximately $190 million during the period from January 1, 2007 through March 15, 2007, two-thirds of which occurred in the four weeks prior to March 15, 2007.

Based upon the cash demands placed upon the Company by our creditors, on March 16, 2007, the Company sold substantially all of its loans held for sale, both performing and non-performing, that were then funded out of its warehouse and repurchase credit facilities, asset-backed commercial paper facility, and its equity. The $2.7 billion of loans held for sale were sold at a substantial discount in order to alleviate the recent pressures from margin calls. The sale of the $2.7 billion in loans resulted in a pre-tax loss of approximately $150 million, but provided approximately $134 million in cash after paying off credit providers.

Utilizing proceeds obtained from the sale of loans in the first quarter of 2007 and proceeds from the Farallon term note, Accredited repaid substantially all the debt then outstanding on its warehouse credit facilities. Concurrent with the repayment of these facilities, Accredited terminated many of the warehouse credit lines available to the Company and obtained waivers of certain covenants on the remaining facilities. In exchange for the waivers granted, Accredited agreed that it would not seek additional borrowings under these credit agreements. There were no amounts outstanding under these facilities at July 31, 2007.

In addition, by May 31, 2007, based upon market conditions adversely impacting the salability of any asset-backed commercial paper notes collateralized by non-prime mortgage loans, the Company voluntarily terminated the asset-backed commercial paper program and repaid all subordinated notes and SLNs.

The Company, on March 30, 2007, amended the Amended and Restated Master Repurchase Agreement, dated as of December 30, 2005, with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), and entered into a Master Repurchase Agreement with Wachovia Bank, N.A. (Wachovia). Under the amended agreement with CSFB, the term of the CSFB repurchase facility was extended through March 31, 2008 and the maximum committed amount able to be borrowed remained at $600 million. Under the agreement with Wachovia (which was amended on May 1, 2007 and on July 5, 2007), the maximum amount the Company is able to borrow is $1 billion.

There can be no assurance that we will be able to obtain additional warehouse facilities in the future or replace the CSFB or Wachovia credit facilities upon expiration. If we do not extend or replace the credit facilities when they expire, we will need to either (i) reallocate the mortgage loans to our other credit facilities, subject to the available capacity and terms of such facilities, or (ii) repay the outstanding facility amounts in full and dispose of or otherwise finance the related mortgage loans at such time. If the market for sale or securitization has not improved, any such disposition could be at a substantial loss.

We have declared and paid first and second quarter dividends on the REIT Series A Preferred Stock.

The Pricing Committee of the board of trustees of the REIT authorized, and the REIT declared in March and June of 2007, the quarterly cash dividend on the REIT Series A Preferred Stock at the rate of $0.609375 per share. The dividend was paid on April 2 and July 2, 2007 to preferred shareholders of record at the close of business on March 15, 2007 and June 15, 2007.

Revenue Model

Our operations generate revenues in three ways:

•

Interest income. We have two primary components to our interest income. We generate interest income over the life of the mortgage loan on the loans we have securitized in structures that require financing treatment. This interest is partially offset by the interest we pay on the bonds that we issue to fund these mortgage loans. We also generate interest income on mortgage loans held for sale and for securitization from the time we originate the mortgage loan until the time we sell or securitize the mortgage loan. This interest income is partially offset by our borrowing costs under our warehouse credit facilities used to finance these mortgage loans.

•	Gain on sale of mortgage loans. We generate gain on sale of mortgage loans by selling the mortgage loans we originate for a premium.

•

Mortgage loan servicing income. Our mortgage loan servicing income represents all contractual and ancillary servicing revenue for mortgage loans that Accredited services for others, net of servicing costs and amortization of mortgage servicing rights.

Our revenues also include:

•	Provisions for losses on mortgage loans held for investment (which reduce net interest income)

•	Valuation adjustments for mortgage loans held for sale

•	Provisions for losses on repurchases and premium recapture on mortgage loans sold (which reduce gain on sale premiums)

•

Net gains or losses on derivatives on our mortgage loans held for sale, and derivatives on certain of our mortgage loans held for investment, which reflect changes in the value of these instruments based on market conditions

In 2006, we generated a significant portion of our revenue and cash flows from mortgage loan sales and net interest income on securitizations and these items will continue to contribute significantly to earnings and cash flows. Our securitization transactions are legally structured as sales, but for accounting purposes are structured as financings. Accordingly, the mortgage loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as recognize ancillary fees and provision for loan losses over the life of the securitization, instead of recognizing a gain or loss upon the closing of the securitization transactions. This “portfolio-based” accounting closely matches the recognition of income with the actual receipt of cash payments.

We anticipate that our results of operations will fluctuate on a quarterly and annual basis. The timing and degree of fluctuation will depend upon several factors, including competition, economic slowdowns and increased interest rates, in addition to those discussed under “Risk Factors.”

Results Of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Executive Summary

In the third quarter of 2006, the non-prime mortgage market in which the Company operates was characterized by increased competition for loans and customers which simultaneously lowered profit margins on loans and caused lenders to be more aggressive in making loans to relatively less qualified customers. By the end of 2006, the non-prime mortgage industry was clearly being negatively impacted. The sustained pricing competition and higher risk portfolios of loans reduced the appetite for loans among whole loan buyers, who offered increasingly lower prices for loans, thereby shrinking profit margins for non-prime lenders. In addition, the higher levels of credit risk taken on by non-prime lenders resulted in higher rates of delinquency in the loans held for investment and in increasing frequency of early payment defaults and repurchase demands on loans that had been sold. These trends accelerated during the first quarter of 2007, and the industry experienced a period of turmoil which has continued into the second and third quarter 2007. As of mid-June 2007, more than 50 mortgage companies operating in the non-prime mortgage industry had failed and many others faced serious operating and financial challenges. The most notable of these failures is New Century Mortgage Corporation (“New Century”), one of the largest non-prime originators in recent years, which announced in early April 2007 that it would file for bankruptcy protection.

It now appears that an underlying reason for the deterioration of industry conditions was the relatively poor performance of loans originated in 2006 in comparison to loans originated in 2004 and 2005. While real estate markets were booming during 2004 and 2005, and some areas experienced significant home price appreciation, many originators extended credit and underwriting standards to meet market demands. When home price appreciation leveled off, or in some areas declined, many of the loans originated in 2006 did not perform up to expectations. This decline in performance led to increases in the cost of securitizing non-prime loans as the rating agencies which rate non-prime securitizations increased loss coverage levels, requiring higher credit support for non-prime securitizations.

The combination of these events with the continued heavy repurchase demands from whole loan purchasers experienced during this period created a cycle beginning with a significant increase in the amount of distressed loans for sale in the market. This increase in loan supply reduced whole loan prices, providing a basis for warehouse line providers to mark down the collateral value of loans held in inventory and, as a result, to place margin calls on non-prime lenders. These increased margin calls resulted in more distressed sales which, in turn, put further downward pressure on whole loan sale prices, regenerating the cycle with escalating negative results.

During the fourth quarter of 2006, we absorbed the bulk of the impact of the Aames merger at a time when we were also making operational changes in response to the challenging credit environment. The time spent integrating the former Aames operations into our business and the implementation of changes to our underwriting guidelines both negatively affected key profitability drivers such as volume, costs and premiums earned. Volume was negatively impacted by lost time from training and system conversions, as well as an adjusted product menu and tightened underwriting standards. Further, we absorbed all of the Aames’ retail branch platform operating costs and the redundant corporate facility and staff costs during the fourth quarter of 2006. Since the Aames assets acquired were marked to fair market value at October 1, 2006, no significant gains were recognized when we sold some of those assets in the fourth quarter of 2006: (1) $286 million in mortgage loans held for sale, (2) $1.7 billion in securitized loans and (3) the mortgage loan servicing operation and related assets. In addition, only minimal portfolio income was recognized on the remaining $1.2 billion in Aames securitized loans since they were recorded at fair value at the date of acquisition.

Based upon the market events outlined in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments” section above, the Company determined the likelihood of achieving profitable operations in the near term, and possibly for an extended period of time, was no longer likely. Based upon this assessment, as well as the market value of the Company’s common stock, and the common stock of other non-prime mortgage companies, most of which were trading at or below book value, the Company determined that the amount of goodwill established in the acquisition of Aames of $142.4 million had been impaired and therefore was charged-off in the quarter ended December 31, 2006.

Key financial measures for the year were as follows:

•

Mortgage loan origination volume decreased 4.9% from $16.6 billion in 2005 to $15.8 billion in 2006, and our serviced mortgage loans increased 13.7% from $9.7 billion at December 31, 2005 to $11.0 billion at December 31, 2006.

•	We recorded a net loss of $205.7 million for the year ended December 31, 2006, or $9.09 per diluted share, compared to net income of $155.4 million, or $7.07 per diluted share in 2005.

•	Goodwill impairment of $142.4 million relating to all the goodwill initially established in conjunction with the Aames acquisition was recorded in the quarter ended December 31, 2006.

•	We established a valuation allowance of $112.1 million against the total accumulated net deferred tax asset.

•

Gain on sale premiums on mortgage loans sold declined $73.5 million, from 2.89% in 2005 to 1.92% in 2006, due to declining investor demand for non-prime loans amid increasing fears of credit losses in this segment of the mortgage market.

•

Net interest income declined by $14.0 million from $300.1 million in 2005 to $286.1 million in 2006, as we were unable to pass on the full amount of the increase in LIBOR rates on our warehouse and securitization debt to our borrowers due to intense competitive market pressures.

•	The provision for market valuation losses on loans held for sale increased $58.9 million, driven by increasing delinquencies within that segment of our portfolio (which reduced gain on sale premiums).

•

The provision for losses on repurchases and premium recapture increased $42.7 million, resulting from a higher frequency of early payment defaults on loans sold to investors (which reduced gain on sale premiums).

•

Operating expenses increased $67.5 million, (not including the goodwill impairment) primarily due to additional expenses from the Aames operation added in the fourth quarter of 2006. These additional Aames related expenses had a significant impact on profitability.

•	The provision for income taxes was $125.6 million as we could not record a tax benefit resulting from the operating loss due to limitations on net operating loss carryforwards.

•	Net cost to originate, a key measure of our efficiency in originating mortgage loans, declined slightly from 1.63% in 2005 to 1.59% in 2006.

Net Revenues

Net revenues and key indicators that affect our net revenues were as follows for the years ended December 31:

	2006	2005	Change	% Change
	(dollars in thousands)
Interest income(1)	$840,071	$610,107	$229,964	37.7%
Interest expense(2)	(553,932)	(309,953)	(243,979)	78.7%

Net interest income	286,139	300,154	(14,015)	(4.7)%
Provision for losses	(77,296)	(62,892)	(14,404)	22.9%

Net interest income after provision	208,843	237,262	(28,419)	(12.0)%
Gain on sale of mortgage loans	202,028	313,105	(111,077)	(35.5)%
Mortgage loan servicing income	15,871	10,681	5,190	48.6%
Other income	14,242	7,525	6,717	89.3%

Total net revenues	$440,984	$568,573	$(127,589)	(22.4)%

Mortgage loan originations(3)	$15,766,823	$16,582,460	$(815,637)	(4.9)%
Mortgage loan sales(4)	$13,359,126	$11,437,635	$1,921,491	16.8%
Mortgage loans securitized	$2,404,072	$4,240,194	$(1,836,122)	(43.3)%
Average inventory of mortgage loans	$10,744,605	$7,982,176	$2,762,429	34.6%
Interest income as a percentage of average inventory of mortgage loans	7.82%	7.64%
Average outstanding borrowings	$10,385,510	$7,551,197	$2,834,313	37.5%

(1)	Interest income includes prepayment penalty income and gains and losses from certain hedging activities.

(2)	Interest expense includes gains and losses from certain hedging activities and amortization of debt issuance costs.

(3)	Includes $493.1 million in mortgage loans originated by former Aames retail branches in the fourth quarter of 2006.

(4)	Does not include $286.4 million in mortgage loans sold during the fourth quarter of 2006 that were acquired from Aames. In accordance with purchase accounting, these mortgage loans were recorded at fair value and no gain or loss was recognized.

Interest Spread on Mortgage Loans Held for Sale

Interest income on mortgage loans held for sale increased $57.0 million or 26.6%, from $214.8 million in 2005 to $271.9 million in 2006. This was reflective of a 51 basis point net increase in the average interest rate on mortgage loans held for sale during 2006, from 7.56% in 2005 to 8.07% in 2006 and a $526 million increase in the average portfolio of loans held for sale from $2.8 billion in 2005 to $3.4 billion in 2006. We increased interest rates charged on new loans to borrowers by 69 basis points in 2006, but the yield was reduced 18 basis points due to increases in non-performing loans, resulting in a net increase in average rate of 51 basis points. The average balance of non-performing mortgage loans held for sale increased from $34 million in 2005 to $110 million in 2006 as the rate of delinquencies and the level of repurchased loans increased. The $526 million increase in the average portfolio of loans held for sale was the result of holding loans in the third quarter and fourth quarters of 2006 for a $760 million securitization that closed in January 2007.

Interest expense on mortgage loans held for sale increased $60.7 million or 54.5% from $111.4 million in 2005 to $172.1 million in 2006. This increase in interest expense resulted from a 133 basis points increase in our cost of funds rate, from 4.24% in 2005 to 5.57% in 2006 and a $460 million increase in our average warehouse borrowings, including the ABCP facility, from $2.6 billion in 2005 to $3.1 billion in 2006. While the average One Month LIBOR rate—the base cost of funds index on our warehouse credit facilities—increased 172 basis points during 2006 (from 3.37% to 5.09%), our cost of funds only increased 133 basis points, as we were successful in lowering the spread over LIBOR charged by our warehouse lenders and used the lower rate ABCP facility to finance a larger portion of the mortgage loans held for sale portfolio in 2006 compared to 2005.

The resulting interest spread on our portfolio of mortgage loans held for sale declined 71 basis points, from 3.00% in 2005 to 2.29% in 2006, as interest expense, including commitment fees, increased 122 basis points and interest income only increased 51 basis points. We were unable to pass on the full amount of the increase in LIBOR rates to our borrowers due to intense competitive market pressures.

In March 2007, the Company sold substantially all of its loans held for sale which will reduce interest spread on mortgage loans held for sale in future periods until the balance of loans held for sale is reestablished in the future (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments”).

Interest Spread on Mortgage Loans Held for Investment

Interest income on mortgage loans held for investment increased $162.1 million or 46.0%, from $352.6 million in 2005 to $514.7 million in 2006. This increase was primarily the result of a $2.2 billion or 43.5% increase in the average portfolio of loans held for investment (including $509 million from Aames) from $5.1 billion in 2005 to $7.4 billion in 2006, as we continued to execute our securitization program. The interest rates on loans held for investment increased by 21 basis points in 2006, (after a reduction of nine basis points due to increases in non-performing loans), resulting in a net increase, from 6.86% in 2005 to 6.98% in 2006. The average balance of non-performing mortgage loans held for investment increased from $49 million in 2005 to $169 million in 2006, as the rate of delinquencies accelerated in 2006, driven partly by the aging of loans in the portfolio. Prepayment penalty fees received and other income increased $10.8 million in 2006, although the yield rate declined slightly, from 83 basis points in 2005 to 73 basis points in 2006. The $2.2 billion increase in the average portfolio of loans held for investment was caused by the addition of $2.4 billion in securitized loans during 2006, $3.0 billion in securitized loans acquired from Aames (averaged down to $509 million on an annualized basis after dispositions), less normal portfolio run-off due to principal repayments.

Interest expense on mortgage loans held for investment increased $191.1 million or 96.6% from $197.7 million in 2005 to $388.8 million in 2006. This increase in interest expense was primarily the result of the $2.3 billion or 47.9% increase in our securitized bond financing (including $489 million from Aames), from $5.0 billion in 2005 to $7.3 billion in 2006 and a 126 basis points increase in our cost of funds rate, from 3.99% in 2005 to 5.25% in 2006. While the average One Month LIBOR rate—the base cost of funds index on our securitization debt—increased 172 basis points during 2006 (from 3.37% to 5.09%), our cost of funds only increased 126 basis points. This rate advantage was due to gains on derivative instruments used to hedge the interest rate exposure on our securitization debt issued prior to 2006.

The resulting interest spread on our mortgage loans held for investment portfolio declined 118 basis points, from 3.82% in 2005 to 2.64% in 2006, as interest expense, including hedging gains, increased 120 basis points and interest income, including prepayment fees, only increased 2 basis points. We were unable to pass on the full amount of the increase in LIBOR rates to our borrowers due to intense competitive market pressures.

The components of our net interest margin were as follows for the years ended December 31:

	2006			2005(2)
	Interest Income (Expense)	Average Balance Outstanding	Ave. Rate	Interest Income (Expense)	Average Balance Outstanding	Ave. Rate
	(dollars in thousands)
Mortgage loans held for sale(1):
Interest income	$271,861	$3,368,221	8.07%	$214,809	$2,842,441	7.56%
Interest expense	(172,120)	3,053,765	(5.57)	(111,380)	2,593,336	(4.24)
Commitment fee expense	(6,370)		(0.21)	(6,902)		(0.32)

Spread	93,371		2.29%	96,527		3.00%

Mortgage loans held for investment:
Interest income	514,723	7,376,384	6.98%	352,583	5,139,735	6.86%
Prepayment penalty and other income	53,487		0.73	42,715		0.83
Interest expense	(388,778)	7,331,745	(5.25)	(197,720)	4,957,861	(3.99)
Hedging gains and bond issue cost amortization	13,336		0.18	6,049		0.12

Spread	192,768		2.64%	203,627		3.82%

Net interest margin	$286,139	$10,744,605	2.66%	$300,154	$7,982,176	3.76%

(1)	Includes mortgage loans held for sale and mortgage loans held for securitizations.

(2)	Reclassified to conform to 2006 presentation.

Provisions and Reserves for Losses

We make provisions for losses on our portfolio of mortgage loans held for investment based upon our estimate of expected losses resulting from loans in various stages of delinquency, calculated using assumptions of loss frequency and loss severity.

We make market valuation provisions (LOCOM) for classes of loans within our portfolio of mortgage loans held for sale that are delinquent, aged or have documentation exceptions, when the current prices of loans with these characteristics in the secondary market are lower than our cost.

Certain mortgage loan sale contracts include provisions requiring Accredited to repurchase a mortgage loan if a borrower fails to make one or more of the first mortgage loan payments due on the loan–an early payment default. In addition, an investor may request that Accredited refund a portion of the premium paid on the sale of mortgage loans if a mortgage loan is prepaid in full within a certain amount of time from the date of sale. We estimate provisions for repurchase losses and premium recapture losses on mortgage loans sold in the secondary market based upon our estimate of the expected frequency of repurchase requests and a loss severity rate assumption.

The assumptions used in estimating losses are updated periodically based on our actual experience as well as current market trends.

The total provision for losses outlined below increased $116.1 million or 143%, from $81.4 million in 2005 to $197.4 million in 2006. This provision increase was one of the key reasons for our profit decline from 2005 to 2006 and was driven by increasing delinquencies in our mortgage loan portfolio. Loans more than 30 days delinquent rose consistently during 2006, from 2.49% at December 31, 2005 to 7.18% at December 31, 2006 (excluding mortgage loans acquired from Aames). The primary reasons for the increase in 30+ day delinquencies were the aging of the portfolio, higher delinquencies from more recent securitizations and additional delinquencies from repurchased loans.

The provision for LOCOM on loans held for sale increased $59.0 million, from $6.0 million in 2005 to $65.0 million in 2006, and represented the largest portion of the increase in the total provision for losses. This provision increase was the result of increasing delinquencies in loans originated and repurchased, coupled with a sharp decline in secondary market prices for first and second lien non-prime mortgage loans. The secondary market investors were especially punitive on second-lien non-prime mortgage loans and first lien non-prime mortgage loans with low credit scores, high loan-to-value ratios and stated income documentation in 2006. In response to these market factors, we continue to change our credit guidelines and reduce our menu of loan programs to restrict the number of loans we originate with these characteristics, including first and second lien combo loans.

The provision for repurchase losses also increased $39.6 million in 2006, from $4.1 million in 2005 to $43.7 million in 2006. As secondary market prices declined and early payment defaults increased in 2006, investors began to more aggressively enforce the early payment default terms and misrepresentations and warranty claims of their purchase and sale contracts, including those with Accredited.

The total reserves for losses outlined below increased $118.5 million, from $145.3 million at December 31, 2005 to $263.8 million at December 31, 2006. In addition, the key ratio of loss reserves on mortgage loans held for investment to principal balance outstanding on mortgage loans held for investment increased from 1.45% at December 31, 2005 to 1.84% at December 31, 2006.

The total provision for losses and their related reserve balances were comprised of the following:

	2006	2005	Change	% Change
	(dollars in thousands)
Provisions for losses for the years ended December 31:(1)
Mortgage loans held for investment	$34,262	$50,714	$(16,452)	(32.4)%
Real estate owned	43,034	12,178	30,856	253.4%

Provision for losses on mortgage loans held for investment	77,296	62,892	14,404	22.9%
LOCOM valuation	64,977	6,034	58,943	976.8%
Repurchases	43,712	4,120	39,592	961.0%
Premium recapture	11,457	8,318	3,139	37.7%

Total provision for losses	$197,442	$81,364	$116,078	142.7%

Reserves for losses at December 31:(1)
Mortgage loans held for investment(2)	$138,250	$106,017	$32,233	30.4%
Real estate owned(3)	40,364	10,724	29,640	276.4%
LOCOM valuation(4)	36,525	17,779	18,746	105.4%
Repurchases(5)	43,881	7,434	36,447	490.3%
Premium recapture(5)	4,798	3,317	1,481	44.6%

Total reserves for losses	$263,818	$145,271	$118,547	81.6%

Principal balance at December 31(1):
Mortgage loans held for investment	$7,503,245	$7,321,608	$181,637	2.5%

Reserve balance as a percentage of mortgage loans held for investment(6)	1.84%	1.45%

(1)	The provisions for losses in 2006 excludes provisions for Aames mortgage loans due to the effect of purchase accounting. The balances of reserves and principal balance of mortgage loans held for investment at December 31, 2006 also exclude any Aames related balances for consistency in presentation within this table.

(2)	Reserves for losses on mortgage loans held for investment are included in mortgage loans held for investment on the consolidated balance sheets.

(3)	Reserves for losses on real estate owned are included in real estate owned on the consolidated balance sheets.

(4)	Reserves for LOCOM valuation losses are included in loans held for sale on the consolidated balance sheets.

(5)	Reserves for repurchases and premium recapture are included in accrued expenses and other liabilities on the consolidated balance sheets. The reserve balance at December 31, 2006, does not include Aames related repurchase reserves of $62.2 million.

(6)	The reserve balance percentages for mortgage loans held for investment are calculated by dividing the reserve for losses on mortgage loans held for investment by the principal balance of mortgage loans held for investment

Gain on Sale of Mortgage Loans

The net gain on mortgage loan sales, after losses on discount sales and gains on derivatives, decreased $83.3 million, from $340.5 million in 2005 to $257.1 million in 2006. The net gain on mortgage loan sale rate declined 36% or 106 basis points, from 2.98% in 2005 to 1.92% in 2006. This rate decline resulted from the following factors:

•

Intense competition for non-prime borrowers compressed the interest rate spread on our 2006 originations (as outlined in the previous section—Interest Spread on Mortgage Loans Held for Sale), which reduced the relative value of the mortgage loans to secondary market investors. This factor was the primary driver of the decline in the gain on sale rate in 2006.

•	The halt of significant home price appreciation and declining home prices in many of the markets we serve reduced the premiums investors were willing to pay for non-prime mortgage loans in 2006.

•	Delinquency rates on non-prime loans steadily increased during the year, increasing expectations of higher loan defaults and losses.

•

Loss rates on non-prime second lien mortgages increased substantially in 2006, contributing to the overall decline in gain on sale rates. Second lien mortgages are generally issued in combination with first lien mortgages and typically have high loan-to-value ratios. As home price appreciation slowed, loss rates on defaults increased due to the absence of collateral coverage.

•

Loans sold at a discount increased $343.1 million, from $128.1 million in 2005 to $471.5 million in 2006, caused by an increase in loans repurchased and then resold at a discount, as well as an increase in loans originated with loan characteristics which were no longer acceptable to changing investor guidelines.

The total net gain on mortgage loan sales decreased $111.1 million, from $313.1 million in 2005 to $202.0 million in 2006, as the net gain on sale of mortgage loans was further reduced by increasing provisions for LOCOM valuation and provisions for loan repurchases and premium recapture (as outlined in the previous section–Provisions and Reserves for Losses). Net origination points and fees revenue was an increased source of income in 2006 as we reduced yield spread premium fees paid to brokers and increased the fees collected from borrowers due, in large part, to the increase in retail loan originations.

The components of the gain on sale of mortgage loans were as follows for the years ended December 31:

	2006	2005	Change	% Change
	(dollars in thousands)
Gross gain on mortgage loan sales	$280,399	$328,749	$(48,350)	114.7%
Loss on discount sales(1)	(27,735)	(9,878)	(17,857)	180.8%
Net gain on derivatives	4,470	21,601	(17,131)	(79.3)%

Net gain on sale of mortgage loans	257,134	340,472	(83,338)	(24.5)%
Provision for market valuation LOCOM(1)	(37,242)	(6,034)	(31,208)	517.2%
Provision for loss on repurchases and premium recapture	(55,169)	(12,438)	(42,731)	343.6%
Net origination points and fees recognized on sale	85,085	38,940	46,145	118.5%
Direct mortgage loan origination expenses	(47,780)	(47,835)	55	(0.1)%

Total net gain on sale of mortgage loans(2)	$202,028	$313,105	$(111,077)	(35.5)%

Whole loan sales(2)	$13,359,126	$11,437,635	$1,921,491	16.8%

Gain on sale rates(3):
Gross gain on mortgage loan sales	2.10%	2.87%
Loss on discount sales	(0.21)%	(0.09)%
Net gain on derivatives	0.03%	0.19%

Net gain on sale of mortgage loans	1.92%	2.97%

(1)	Losses on mortgage loans sold at a discount and the provision for market valuation LOCOM on loans held for sale are combined to create the total provision for market valuation LOCOM on mortgage loan sales reported in the previous section—Provisions for Losses and Reserves.

(2)	In accordance with purchase accounting requirements, mortgage loans acquired from Aames were recorded at fair market value, therefore no significant gains or losses were recognized on the sale of mortgage loans acquired from Aames.

(3)	Gain on sale rates are calculated based on the respective amounts divided by whole loan sales, excluding Aames whole loan sales.

Operating Expenses

Operating expenses for the years ended December 31 were as follows:

	2006	2005	Change	% Change
	(dollars in thousands)
Salaries, wages and benefits	$221,736	$189,801	$31,935	16.8%
General and administrative	67,099	55,840	11,259	20.2%
Occupancy	30,722	21,719	9,003	41.5%
Advertising and promotion	27,668	18,860	8,808	46.7%
Depreciation and amortization	21,408	14,957	6,451	43.1%
Goodwill impairment	142,373	—	142,373	—

Total operating expenses	$511,006	$301,177	$209,829	69.7%

Total serviced mortgage loans at period end	$11,040,128	$9,706,153	$1,333,975	13.7%
Total number of employees at period end	4,196	2,762	1,434	51.9%

Salaries, Wages and Benefits. Salaries, wages and benefits increased 16.8% during 2006 due to growth in the number of employees during 2006, including the growth resulting from the merger with Aames. Personnel expenses related to former Aames employees were $23.0 million in the fourth quarter of 2006, including $4.2 million in non-recurring merger transition related expense. In addition, benefits increased by $11.1 million in 2006 due to the vesting of restricted stock unit grants made in the current and prior periods and the expensing of stock options in compliance with Statement of Financial Accounting Standards (‘SFAS”) 123R Share-Based Payment, adopted effective January 1, 2006.

General and Administrative and Occupancy. General and administrative and occupancy expenses increased 26.1% during 2006, including $5.3 million in general, administrative and occupancy costs related to the former Aames platform, of which $1.0 million was non-recurring merger transition related expense for duplicate facilities, etc. Accredited related general, administrative and occupancy expenses increased $15.0 million in 2006 due to increased facilities costs, outsourced loan operations expense, general and administrative expenses for the new settlement services division and technology related expenses.

Advertising and Promotion. Advertising and promotion expenses increased $8.8 million or 46.7% in 2006 driven by an increase in spending on referrals and leads to support our growth in retail mortgage loan originations.

Depreciation and Amortization. Depreciation and amortization increased 43.1% during the year ended December 31, 2006 due to additional investments in technology and infrastructure.

Goodwill Impairment. Goodwill of $142.4 million recorded for the acquisition of Aames was evaluated and considered fully impaired at December 31, 2006 due to the adverse market conditions experienced by the non-prime segment of the mortgage industry as outlined previously in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments” section.

Net Cost to Originate

We monitor our net cost to originate mortgage loans, as we believe that it provides a measurement of efficiency in our mortgage loan origination process. The calculation of this net cost to originate was as follows for the years ended December 31:

	2006	2005	% Change
	(dollars in thousands)
Total operating expenses	$511,006	$301,177	69.7%
Add: Deferred direct mortgage loan origination expenses(1)	55,337	65,234	(15.2)%
Less: Servicing cost(2)	(37,493)	(22,753)	64.8%
Less: Goodwill Impairment	(142,373)	—	—

Mortgage loan origination expenses	386,477	343,658	12.5%
Less: Net origination points and fees collected(3)	(135,024)	(73,150)	84.6%

Net cost to originate	$251,453	$270,508	(7.0)%

Total mortgage loan originations	$15,766,823	$16,582,640	(4.9)%
Net cost to originate as percentage of volume	1.59%	1.63%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

(2)	Servicing cost consists of direct expenses and allocated corporate overhead of the servicing division.

(3)	Total net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers, on all mortgage loans originated during the period.

Income Taxes

The provision for income taxes as a percentage of pre-tax income (loss) was (179.4%) for 2006 and 38.1% for 2005. The tax rate for 2006 was higher than the federal statutory rate primarily due to the establishment of a valuation allowance against a portion of the deferred tax assets and the impairment of book goodwill which is not deductible for tax purposes. These two unusual items were not factors impacting the effective tax rate for 2005. The two components that are normally the major part of our effective tax rate are the Federal corporate tax rate of 35.0% and the effective state income tax rates. We operate and pay tax in nearly every state.

As of December 31, 2006, we had net operating loss carry-forwards for tax purposes of approximately $75 million and $9 million for federal and state tax purposes respectively, which have been classified as a deferred tax asset. The net operating loss carry-forwards are attributable to the Aames transaction which occurred in 2006. Utilization of the net operating loss carry-forwards acquired in the Aames transaction are subject to federal and state income tax rules that limit the utilization due to the occurrence of an ownership change under IRC Section 382. The amount of deferred tax asset recorded for these net operating loss carryforwards has considered any existing limitations on their utilization under Section 382. Note that it is possible that additional limitations on the utilization of these losses could be incurred if additional ownership changes were to occur. If not used, these carry-forwards will expire in varying amounts during fiscal years 2017 through 2025.

As a result of losses incurred in the fourth quarter of 2006 and continuing into 2007, which indicate uncertainty as to the availability of future taxable earnings, the “more-likely-than-not” standard has not been met and therefore the portion of the deferred tax asset that requires taxable income will not be realized. As such, a valuation allowance of $112.1 million has been established decreasing the total accumulated net deferred tax asset of $232.7 million to $120.6 million. The deferred tax asset of $120.6 million represents federal and state income taxes paid in prior years.

REIT Operating Results. Net revenues for the REIT were $162.6 million for the year ended December 31, 2006, resulting primarily from net interest income after provision for losses on loans held for investment. The REIT incurred expenses of $35.6 million for the same period related to servicing and management fees charged by AHL in accordance with an administration and servicing agreement between the two parties. The REIT recorded net income available to its common stockholder for the year ended December 31, 2006 of $117.0 million.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Executive Summary

•	Net income was $155.4 million in 2005, or $7.07 per diluted share, an increase of 18.9% from $130.8 million in 2004.

•

The increase in net income was driven by a 33.5% growth in mortgage loan origination volume, from $12.4 billion in 2004 to $16.6 billion in 2005, and a 44.2% growth in our serviced mortgage loans from $6.7 billion in 2004 to $9.7 billion in 2005.

•	Growth was achieved by penetrating new and further developing existing markets from December 31, 2004 to December 31, 2005.

•	Whole mortgage loan sales of $11.4 billion resulted in gains recorded of $313.1 million, representing an average premium of 3.0% in 2005, versus 3.7% in 2004.

•	Origination costs net of points and fees declined to 1.6% during 2005 from 1.9% during 2004.

•

With our mix of revenue from net interest income after provision increasing from 37.2% of total net revenues in 2004 to 41.7% in 2005, we continued to make progress toward our goal of establishing a more consistent stream of earnings.

Net Revenues

Net revenues and key indicators that affect our net revenues are as follows for the years ended December 31:

	2005	2004	Increase (Decrease)	% Change
	(dollars in thousands)
Interest income(1)	$610,107	$357,081	$253,026	70.9%
Interest expense(2)	(309,953)	(134,211)	(175,742)	130.9%

Net interest income	300,154	222,870	77,284	34.7%
Provision for losses	(62,892)	(47,985)	(14,907)	31.0%

Net interest income after provision	237,262	174,885	62,377	35.7%
Gain on sale of mortgage loans	313,105	283,580	29,525	10.4%
Mortgage loan servicing income	10,681	6,689	3,992	59.7%
Other income	7,525	4,449	3,076	69.1%

Total net revenues	$568,573	$469,603	$98,970	21.1%

Net interest income after provision as percentage of net revenues	41.7%	37.2%
Gain on sale of mortgage loans as a percentage of net revenues	55.1%	60.4%
Mortgage loan originations	$16,582,640	$12,422,190	$4,160,450	33.5%
Whole mortgage loan sales	$11,437,635	$8,282,215	$3,155,420	38.1%
Mortgage loans securitized	$4,240,194	$3,269,832	$970,362	29.7%
Average inventory of mortgage loans	$7,982,176	$4,842,375	$3,139,801	64.8%
Interest income as a percentage of average inventory of mortgage loans	7.64%	7.37%
Average outstanding borrowings	$7,551,197	$4,643,232	$2,907,965	62.6%

(1)	Interest income includes prepayment penalty income and gains and losses from hedging activities.

(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.

Interest Income. Interest income increased 70.9% during 2005 from 2004 reflecting the 64.8% increase in our average inventory of mortgage loans during 2005 and an increase in the weighted average interest rates earned on mortgage loans during 2005 when compared to 2004. The increase in our average inventory of mortgage loans is due to higher loan origination volume during 2005 with an increase in the mortgage loans retained on our balance sheet through four quarterly securitizations.

Interest Expense. The increase in interest expense during 2005 of 130.9% reflects an increase in our average outstanding borrowings, which increased from $4.6 billion during 2004 to $7.6 billion during 2005, or 62.6% and an increase in our average borrowing rates. The increase in our average rate on our warehouse lines from 3.08% during 2004 to 4.56% during 2005. In addition, the average rates on our securitizations increased from 2.75% during 2004 to 3.87% during 2005

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

The net interest spread for our warehouse mortgage loans declined from 4.18% in 2004 to 3.00% for 2005. This is due to a higher borrowing cost, which is indexed to One-Month LIBOR, and a declining average customer mortgage loan rate. This was the result of a flattening yield curve and increased competition from other lenders.

The net interest spread for our securitized mortgage loans declined from 4.71% during the year ended December 31, 2004 to 3.82% for the comparable period in 2005. The decline reflects higher cost of borrowings due to market interest rates increasing, partially offset by increases in coupon rate.

Provision for Losses. The provision for losses is comprised of the following for the years ended December 31:

	2005	2004	Increase (Decrease)	% Change
	(dollars in thousands)
Current year provision for:
Mortgage loans held for investment	$50,714	$44,008	$6,706	15.2%
Real estate owned	12,178	3,977	8,201	206.2%

Total provision for losses	$62,892	$47,985	$14,907	31.1%

Reserve balance at year end:
Mortgage loans held for investment	$106,017	$60,138	$45,879	76.3%

Principal balance at year end:
Mortgage loans held for investment	$7,321,607	$4,744,433	$2,577,174	54.3%

Reserve balance on mortgage loans as a percentage of the principal balance at year end	1.5%	1.3%

The 31.1% increase during 2005 in our total provision for losses results from the 54.3% increase during 2005 in our total mortgage loan principal balance. The increase in the total reserve balance on mortgage loans as a percentage of the principal balance outstanding at year end from 1.3% at December 31, 2004 to 1.5% at December 31, 2005 is due primarily to higher default and severity assumptions used in determining our expected losses.

Accredited monitors net interest income after provision as a percentage of net revenues in order to track its progress toward producing more stable, predictable earnings from our mortgage loan portfolio versus gain on sale revenue. We estimate that this ratio is also representative of the portfolio’s contribution to profitability. The increase in net interest income after provision as percentage of net revenues from 37.2% in 2004 to 41.7% in 2005 reflects the growth in our securitized mortgage loan portfolio.

Gain on Sale of Mortgage Loans. The components of the gain on sale of mortgage loans and the calculation of our average whole mortgage loan premium are as follows for the years ended December 31:

	2005		2004
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Gross gain on whole mortgage loan sales	$328,749		$312,525
Loss on Discount sales	(9,878)		(4,237)
Net loss on derivatives	21,601		(1,201)

Net Gain on whole mortgage loan sales	340,472	3.0	307,087	3.7
Mortgage loans held for sale valuation reserve(1)	(18,472)		(12,814)
Net origination points and fees	38,940		32,120
Direct mortgage loan origination expenses	(47,835)		(42,813)

Total net gain on sale of mortgage loans	$313,105		$283,580

Less: Net cost to originate(2)		(1.6)		(1.9)

Net profit margin on whole mortgage loan sales		1.4%		1.8%

Whole mortgage loan sales	$11,437,635		$8,282,215

(1)	The previously reported amounts that were included in provision for mortgage loan losses have been reclassified to gain on sale to conform to 2005 presentation.

(2)	Net cost to originate mortgage loans is defined as total operating expenses, less mortgage loan servicing related costs, plus yield spread premiums, less points and fees collected, all prior to any deferrals of origination costs for accounting purposes. Refer to our discussion of expenses below for the calculation of this percentage.

Gain on sale of mortgage loans increased 10.4% during 2005 from 2004 due to a higher volume of whole mortgage loan sales for cash, enabled by higher mortgage loan origination volume during 2005. Our average whole mortgage loan premiums, however, net of hedging gains and losses, decreased from 3.7% in 2004 to 3.0% in 2005 primarily from lower interest rate margins reflecting price competition in the non-prime mortgage origination market as money costs increased throughout the year.

Mortgage Loan Servicing Income. Mortgage loan servicing income increased 59.7% during 2005 from 2004 due primarily to the increase in assets serviced on an interim basis on behalf of our whole mortgage loan sales customers and an increase in ancillary fees earned.

Other Income. Other income increased 179.3% during the year ended December 31, 2005 from the comparable period in 2004 due primarily to increases in interest income on bank accounts.

Operating Expenses. Operating expenses for the years ended December 31 are as follows:

	2005	2004	Increase	% Change
	(dollars in thousands)
Salaries, wages and benefits	$189,801	$160,822	$28,979	18.0%
General and administrative	55,840	47,505	8,335	17.5%
Occupancy	21,719	18,332	3,387	18.5%
Advertising and promotion	18,860	13,090	5,770	44.1%
Depreciation and amortization	14,957	10,131	4,826	47.6%

Total operating expenses	$301,177	$249,880	$51,297	20.5%

Total serviced mortgage loans at period end	$9,706,153	$6,731,581	$2,974,572	44.2%
Total number of employees at period end	2,762	2,694	68	2.5%

Salaries, Wages and Benefits. Salaries, wages and benefits increased 18.0% during 2005 due to the growth in the number of employees during 2005 combined with increased amortization of deferred compensation expense related to the vesting of restricted stock unit grants made in the current and prior periods.

General and Administrative and Occupancy. General and administrative and occupancy expenses increased 17.8% during 2005 and reflect the 33.5% increase in mortgage loan origination volume, the 44.2% increase in our servicing portfolio and the increase in the average number of employees.

Advertising and Promotion. Advertising and promotion expenses increased 44.1% during 2005 due primarily to increased spending on referrals and leads to support our growth in retail mortgage loan originations.

Depreciation and Amortization. Depreciation and amortization increased 47.6% during 2005 due to additional investments in technology and infrastructure to support the increase in the number of employees and offices during 2005.

Net Cost to Originate. We monitor our net cost to originate mortgage loans as we believe that it provides a measurement of efficiency in our mortgage loan origination process. The calculation of this net cost to originate is as follows for the years ended December 31:

	2005	2004	% Change
	(dollars in thousands)
Total operating expenses	$301,177	$249,880
Add: deferred direct mortgage loan origination expenses(1)	65,234	57,113
Less: servicing cost(2)	(22,753)	(15,344)

Mortgage loan origination expenses	343,658	291,649
Less: deferred net origination points and fees(3)	(73,150)	(52,819)

Net cost to originate	$270,508	$238,830	13.3%

Total mortgage loan originations	$16,582,640	$12,422,190	33.5%
Net cost to originate as percentage of volume	1.6%	1.9%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with Financial Accounting Standard No. 91.

(2)	Servicing cost consists of direct expenses and allocated corporate overhead.

(3)	Deferred net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers on all mortgage loans originated during the period.

The reduction in our net cost to originate mortgage loans as a percentage of total mortgage loan origination volume from 1.9% in 2004 to 1.6% in 2005 is a result of the 33.5% increase in mortgage loan origination volume that outpaced our 13.3% increase in net cost to originate. A reduction in origination expenses per mortgage loan was partially offset by less points and fees.

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

Liquidity and Capital Resources

As a mortgage banking company, our cash requirements include the funding of mortgage loan originations, repurchases of previously sold mortgage loans, interest expense on and repayment of principal on credit facilities and securitization bond financing, including posting additional cash collateral as required under margin provisions of various warehouse credit requirements, operational expenses, servicing advances, hedging margin requirements, and tax payments. Our cash requirements also included the funding of quarterly dividends on preferred shares issued by our REIT subsidiary. We fund these cash requirements with cash received from mortgage loan sales, borrowings under warehouse credit facilities and asset backed commercial paper and securitization and other financing secured by mortgage loans and related assets, cash distributions from our mortgage-related securities, interest collections on mortgage loans held for sale and mortgage loans held for investment, servicing assets, servicing fees and other servicing income, and points and fees collected from the origination of mortgage loans.

On September 14, 2006, the Board of Directors authorized Accredited to repurchase up to 5 million shares of the Company’s stock from time to time through October 1, 2007. Under the program adopted by the Board, shares of Accredited’s common stock may be repurchased from time to time in both privately negotiated and open market transactions, including pursuant to a 10b5-1 plan, subject to management’s evaluation of market conditions, applicable legal requirements and other factors. A 10b5-1 plan allows Accredited to repurchase shares at times when it would ordinarily not be in the market because of its trading policies. The repurchases may be commenced or suspended at any time without prior notice and without further announcement. As of December 31, 2006, Accredited had repurchased and retired 1,000,000 shares. No shares have been purchased under the share repurchase program since January 1, 2007.

On January 11, 2007, Accredited completed a $56 million private placement of trust preferred securities through its subsidiary, Accredited Preferred Securities Trust I. The trust preferred securities bear interest at a fixed rate of 9.01% until January 30, 2012, whereupon the rate floats at three-month LIBOR plus 3.95% thereafter until their maturity in January 2037, unless earlier redeemed. The trust preferred securities can be redeemed in whole or in part by Accredited beginning January 30, 2012 without penalty.

On April 2, 2007, the company announced it had closed a $230 million term loan facility provided by Farallon. The loans under the facility have a five-year term and may be repaid by Accredited at any time over the life of the loan, subject to certain conditions and prepayment fees. The loans are secured by a pledge of certain subsidiaries, including all domestic subsidiaries, and a security interest over certain assets. In connection with the financing, Farallon received warrants to acquire approximately 3.23 million shares of the Company’s stock at an exercise price of $10 per share. The warrants will expire in ten years from the issuance date. As contemplated, Farallon also was granted certain preemptive rights, registration rights and board observer rights. Proceeds of the term loan can be used for general working capital, the funding of mortgage loans, and other corporate needs.

Warehouse Facilities

Accredited, as of December 31, 2006, used various warehouse facilities to finance the funding of mortgage loan originations. Accredited typically sells or securitizes its mortgage loans generally within one to four months from origination and pays down the warehouse facilities with the proceeds. All of the warehouse facilities as of December 31, 2006 were committed lines, which means that the lender is obligated to fund up to the committed amount subject to meeting various financial and other covenants and subject to the continuing existence of an effective “repo market” and “securities market.” Although as of December 31, 2006 all our warehouse facilities were committed, in the future we may choose to maintain a portion of our warehouse lines, on an uncommitted basis, which means that the lender may fund the uncommitted amount at its discretion. Included in these warehouse facilities are various sub-limits for delinquent mortgage loans, aged mortgage loans, real estate owned (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure), subordinated asset-backed bonds, and “wet” funding, which is the funding of mortgage loans for which the collateral custodian has not yet received the related mortgage loan documents.

The amounts available to borrow under the warehouse facilities are affected by the valuation by the lender of the underlying collateral. The collateral may be subject to revaluation which could result in one or more margin calls. Adverse changes in the market are challenging to predict and could require, on one business day’s notice, Accredited to repay amounts previously advanced, which would reduce its available liquidity.

Except as otherwise noted below, all of the warehouse facilities at December 31, 2006, accrued interest at a rate based upon one-month LIBOR plus a specified spread as follows:

Warehouse Lender	Outstanding Amount	Total Facility Amount	Expiration Date
	(dollars in millions)
Lehman Brothers Bank, FSB	$300	$500	06/29/2007
Residential Funding Company, LLC	150	300	05/15/2007
Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc	359	650	07/31/2007
IXIS Real Estate Capital Inc. (aka CDC Mortgage Capital Inc.)	302	600	08/13/2007
Credit Suisse First Boston Mortgage Capital LLC(1)	45	600	03/30/2007
Goldman Sachs Mortgage Company	401	660	12/15/2007
Merrill Lynch Canada Capital Inc(2)	97	172	06/28/2007
Merrill Lynch Bank USA	233	500	04/16/2007
Other credit facility	21	21	03/03/2007

Total	$1,908	$4,003

(1)	Interest at overnight LIBOR plus a specified spread.

(2)	Interest at one-month Bankers’ Acceptance rate plus a spread.

Subsequent to December 31, 2006, the Company sold substantial amounts of its loans held for sale and entered into the Farallon Term note (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments”) providing cash and liquidity which was used to repay many of the warehouse facilities, after which such facilities were terminated. Specifically, subsequent to December 31, 2006 through May 31, 2007, the Company repaid and terminated the warehouse facilities with Lehman Brothers Bank, FSB, Residential Funding Company, LLC, Goldman Sachs Mortgage Company and Merrill Lynch Bank USA. Additionally, subsequent to May 31, 2007 through July 31, 2007, the Company has repaid all amounts outstanding under the Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc., IXIS Real Estate Capital Inc. (aka CDC Mortgage Capital Inc.) and Merrill Lynch Canada Capital Inc., and does not anticipate using these facilities in the future.

The Company, on March 30, 2007, amended the Amended and Restated Master Repurchase Agreement, dated as of December 30, 2005, with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), and entered into a Master Repurchase Agreement with Wachovia Bank, N.A. (Wachovia). Under the amended agreement with CSFB, the term of the CSFB repurchase facility was extended through March 31, 2008 and the maximum committed amount able to be borrowed remained at $600 million. Under the agreement with Wachovia (which was amended on May 1, 2007 and on July 5, 2007), the maximum amount the Company is able to borrow is $1 billion. (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments”) As of July 31, 2007, the company had warehouse facilities outstanding as follows:

Except as otherwise noted below, all of the warehouse facilities at July 31, 2007, accrued interest at a rate based upon one-month LIBOR plus a spread and estimated balances are as follows (dollars in millions):

Warehouse Lender	Outstanding Amount	Total Facility Amount	Expiration Date
Credit Suisse First Boston Mortgage Capital LLC(1)	$586	$600	03/28/2008
Wachovia Bank, LLC	778	1,000	03/25/2008
Deutsche Bank AG, Canada Branch(2)	18	135	06/28/2008

Total	$1,382	$1,735

(1)	Interest at overnight LIBOR plus a specified spread.

(2)	Interest at one-month Bankers’ Acceptance rate plus a spread.

At June 30, 2007, Accredited had total liquidity of approximately $240 million, which consisted of cash and cash equivalents plus available collateralized borrowing capacity on our warehouse and other lines of credit.

Asset Backed Commercial Paper Facility

As part of its financing strategy, Accredited at December 31, 2006 maintained a $2.5 billion asset-backed commercial paper (“ABCP”) facility. Under the ABCP, the funding of mortgage loan originations were financed through the issuance of (i) short- term liquidity notes (“SLN”) with maturities ranging from one to one hundred eighty days and (ii) subordinated notes of $80 million which had been issued, maturing in $40 million increments on May 26, 2010 with interest at One-Month LIBOR + 1.45% (6.8% at December 31, 2006) and August 25, 2011 with interest at One-Month LIBOR + 1.30% (6.65% at December 31, 2006). The notes were issued by a special purpose bankruptcy remote Delaware statutory trust which we established for the ABCP. The SLNs accrued interest at a commercial paper market rate (5.43% at December 31, 2006).

At December 31, 2006, the outstanding balance under the ABCP, including the subordinated notes, was $880 million and collateralized by mortgage loans held for sale or securitization and certain restricted cash balances.

Subsequent to year end, based upon adverse market conditions for asset-backed commercial paper collateralized by non-prime mortgage loans, the Company paid off the SLNs and subordinated notes and terminated the ABCP, (See ”Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments”).

Other secured borrowings

In November and December 2006 Accredited entered into two master repurchase agreements with a total capacity of $200 million secured by owner trust (known as residual) certificates of securitized mortgage loans. In addition, in September 2006, Accredited entered into a $75 million senior secured credit agreement for the financing of mortgage servicing rights and servicing advances. At December 31, 2006, the outstanding balances under these other secured borrowings was $8.4 million.

In addition, at December 31, 2006, Accredited had outstanding borrowings in the amount of $16 million collateralized by unsold portions of securitized bonds which were repaid subsequent to year end and the facility was terminated.

Subsequent to December 31, 2006, the Company repaid the two master repurchase agreements and terminated the facilities. Additionally, subsequent to year end, the Company, as part of the Farallon Term Note, the amount which can be borrowed to finance servicing rights and servicing advances was capped at $49 million, (See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments”).

Our credit facilities contain extensive restrictions and covenants including minimum profitability, interest coverage, liquidity, and net worth requirements and limitations on total indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate payment which may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under the other facilities. Prior to year end 2006 and year-to-date 2007, several of the covenant requirements were amended to allow Accredited to remain in compliance with all requirements at year end. We may require additional modifications or waivers to these covenants and, while we anticipate that we will be able to have the agreements amended to waive any covenant violations with our lenders, there can be no assurances that such lenders will amend the covenants to permit our contractual compliance. In the event such modifications or waivers are required and Accredited is unable to obtain them during the remainder of 2007 or thereafter, Accredited may trigger an event of default under our credit facilities, which could in turn result in cross defaults under our other facilities. The occurrence of such events would have a material and adverse impact on our ability to fund mortgage loans and continue as a going concern.

REIT Activity

At December 31, 2006 the REIT had cash of $23.3 million, an increase of $17.1 million from December 31, 2005. During the year ended December 31, 2006, net cash provided by operating activities totaled $183.8 million, net cash provided by investing activities totaled $2.7 billion and net cash used in financing activities totaled $2.9 billion.

In 2006, we completed two securitizations containing $2.4 billion of first and second priority residential mortgage loans through the REIT. The securitizations utilized a senior/subordinated structure consisting of senior and subordinated notes with a final stated maturity date in approximately thirty years. The securitizations are structured as a financing; therefore, both the mortgage loans and the debt represented by the notes will remain on our consolidated balance sheet. We used the proceeds from these securitizations primarily to repay warehouse financing for the mortgage loans.

On January 30, 2007 the REIT issued $760 million in Asset-Backed Securities. The bonds accrue interest at one-month LIBOR plus spread and mature in 2037.

In March, June, September and December of 2006, the REIT’s board of trustees declared a quarterly cash dividend on the preferred shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15, September 15 and December 15, which aggregated $10.0 million for the year ended December 31, 2006. The REIT declared in March and June of 2007, the quarterly cash dividend on the REIT Series A Preferred Stock at the rate of $0.609375 per share. The dividend was paid on April 2 and July 2, 2007 to preferred shareholders of record at the close of business on March 15, 2007 and June 15, 2007.

Accredited has irrevocably and unconditionally agreed to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared)

payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock.

At December 31, 2006, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at December 31, 2006, the REIT’s current annual dividend obligation totals $10.0 million.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

Market Risk

Market risks generally represent the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Our market risk relates primarily to interest rate fluctuations. We may be directly affected by the level of and fluctuations in interest rates, which affect the spread between the rate of interest received on our mortgage loans and the related financing rate. Our profitability could be adversely affected during any period of unexpected or rapid changes in interest rates, by impacting the value of mortgage loans held for sale and mortgage loans held for investment. A significant change in interest rates could also change the level of mortgage loan prepayments, thereby adversely affecting our long-term net interest income and servicing income.

The objective of our interest rate risk management program is to control the effects that interest rate fluctuations have on the value of our assets and liabilities. Our management of interest rate risk is intended to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) on mortgage-related securities, the market value of mortgage loans held for sale and the net interest on mortgage loans held for investment due to changes in the current market rate of interest.

We use several internal reports and risk management strategies to monitor, evaluate, and manage the risk profile of our mortgage loan portfolio in response to changes in the market risk. There can be no assurance, however, that we will adequately offset all risks associated with interest rate fluctuations impacting our mortgage loan portfolio.

Derivative Instruments and Hedging Activities

As part of our interest rate management process, we use derivative financial instruments such as Eurodollar futures and options on Eurodollar futures. In connection with our securitizations structured as financings, we entered into interest rate cap and interest rate swap agreements. It is not our policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and related interpretations, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

Fair Value Hedges

We designate certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains adequate correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair market value of mortgage loans held for sale or securitization, we use derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and mortgage loans attributable to changes in interest rates are recognized in the consolidated statement of operations in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale attributable to changes in interest rates recognized as a result of hedge accounting is reversed at the time the mortgage loans are sold. The net amount recorded in the consolidated statement of operations is referred to as hedge ineffectiveness.

Cash Flow Hedges

During the third quarter of 2004, we implemented the use of cash flow hedging on our securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. During the third quarter 2005, Accredited implemented the use of cash flow hedging on its variable rate debt in Canada under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our variable rate debt in Canada attributable to interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recorded into earnings in the period during which the hedged transaction affects earnings. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our mortgage loans held for sale, mortgage loans held for investment and the related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive financial assets and liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. Projected changes in the value of our mortgage loans as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. We are exposed to interest rate risk from the time the mortgage loans are funded to the time the mortgage loans are settled because the interest paid on the various warehouse facilities is based on the spot One-Month LIBOR rate. The interest rate risk associated with the interest expense paid on the various warehouse facilities has been included based on the average holding period from the time of funding to settlement. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates. The base or current interest rate curve is adjusted by the levels shown below as of December 31, 2006:

	+50 bp	+100 bp	-50 bp	-100 bp
	(in thousands)
Change in fair value of:
Mortgage loans committed and held for sale	$(31,522)	$(62,450)	$32,135	$64,904
Derivatives related to mortgage loans committed and held for sale	27,699	55,397	(27,699)	(55,398)
Warehouse debt and asset backed commercial paper	(1,602)	(3,204)	1,602	3,204
Securitized debt subject to portfolio-based accounting and mortgage-related securities	(52,275)	(103,894)	52,949	106,589
Derivatives related to securitization debt subject to portfolio-based accounting and mortgage-related securities	43,271	86,852	(41,892)	(83,123)

Total	$(14,429)	$(27,299)	$17,095	$36,176

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

Our March 2006, and June 2006 securitizations significantly increased our securitization bond financing balance from the balance at December 31, 2005. The following table summarizes our contractual obligations, excluding future interest, at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Credit facilities	$2,786,077	$2,706,077	$—	$80,000	$—
Securitization and other secured financing(1)(2)	7,651,481	2,802,644	2,809,362	1,040,667	998,808
Operating lease obligations	158,454	36,103	55,730	35,099	31,522

Total	$10,596,012	$5,544,824	$2,865,092	$1,155,766	$1,030,330

(1)	Amounts included represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds. The securitization bond financing represents obligations of the respective trusts that issue the notes and the assets sold to these issuers are not available to satisfy claims of Accredited’s creditors. The note holders’ recourse is limited to the pledged collateral.

(2)	Amount does not include a discount of $8.6 million.

The table above does not include credit repurchase risk related to mortgage loans sold that are subject to standard mortgage industry representations and warranties, material violations of which may require Accredited to repurchase one or more mortgage loans. Additionally, certain whole mortgage loan sale contracts include provisions requiring Accredited to repurchase a mortgage loan if a borrower fails to make one or more of the first mortgage loan payments due on the mortgage loan. At December 31, 2006, the reserve for repurchases and premium recapture was $110.9 million.

Off-Balance Sheet Financing Arrangements

In the normal course of business, in order to meet the financing needs of our borrowers, we are a party to various financial instruments with off-balance sheet risk. These financial instruments primarily represent commitments to individual borrowers to fund their mortgage loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. We quote interest rates to borrowers which are generally subject to change by us. Although we make every effort to honor such quotes, the quotes do not constitute interest rate lock commitments. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating mortgage loans, in many cases dependent upon the borrower’s satisfying various conditions. These commitments to fund individual borrower mortgage loans totaled $731 million as of December 31, 2006. Accredited has irrevocably and unconditionally guaranteed to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock. At December 31, 2006, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at December 31, 2006, the REIT’s current annual dividend obligation totals $10.0 million.

Inflation

Inflation affects us most significantly in the area of mortgage loan originations by affecting interest rates. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation) and decrease during periods of low inflation. Inflation did not have a material impact on our operations during 2006, 2005 or 2004.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, our management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates. The following areas require significant judgments by management:

•	mortgage loan sales;

•	lower of cost or market (LOCOM) valuation allowance on mortgage loans held for sale;

•	repurchase reserves on loans sold;

•	provision for losses; and

•	interest rate risk, derivatives and hedging strategies.

Accounting for Mortgage Loan Sales

We generally sell mortgage loans for cash or place our mortgage loans in transactions that are accounted for in our financial statements as securitizations structured as a financing or mortgage loan sales.

During the year ended December 31, 2006, we completed two securitizations. During the year ended December 31, 2005, we completed four securitizations. These securitizations were structured as financings. The transactions were legally structured as sales of mortgage loans, but for accounting purposes were treated as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. When we enter into a securitization structured as a financing, the mortgage loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction.

When we sell our mortgage loans in whole loan sales, the transaction is structured as a sale of mortgage loans for legal and accounting purposes and we dispose of our entire interest in the mortgage loans. Gain on sale revenue is recorded at the time we sell mortgage loans, but not when we securitize mortgage loans in transactions structured as financings. Accordingly, our financial results are significantly impacted by the timing of our mortgage loan sales and the securitization structure we may elect to implement. If we hold a significant pool of mortgage loans at the end of a reporting period, those mortgage loans will remain on our balance sheet, along with the related debt used to fund the mortgage loans. The revenue (or expense) that we generate from those mortgage loans will not be recorded until the subsequent reporting period when we sell the mortgage loans. If we elect to complete a securitization structured as a financing rather than a transaction that would generate gain on sale revenue, our gain on sale revenue will be lower and our interest income will be higher than it would have been otherwise. A number of factors influence the timing of our mortgage loan sales, our targeted disposition strategy and the whole loan sale premiums we receive, including the current market demand for our mortgage loans, the quality of the mortgage loans we originate, the sufficiency of our mortgage loan documentation, liquidity needs, and our strategic objectives. From time to time, management has delayed the sale of mortgage loans to a later period, and may do so again in the future.

Mortgage Loans Held for Sale—LOCOM

Mortgage loans held for sale are carried at the lower of amortized cost or fair value. We estimate fair value by evaluating a variety of market indicators including recent trades, outstanding commitments or current investor yield requirements. More specifically we stratify the mortgage loans held for sale portfolio into first and second lien position then further break those categories into 30 day aging buckets beginning with a 0 to 29 day bucket and ending with a 60+ day past due bucket. After these buckets are established we apply fair value estimates to these buckets to arrive at a valuation allowance which is applied against our carrying amount resulting in a net fair value estimate for mortgage loans held for sale. The fair value estimate for each of the aging buckets by lien position is derived from recent trade history and pending commitments tempered by professional judgment which takes into consideration current and projected demand, an evaluation of our specific market’s direction and other current macro and micro economic conditions.

Repurchase Reserves on Loans Sold

We also accrue for liabilities associated with mortgage loans sold, which we may be requested to repurchase due to breaches of representations and warranties and early payment defaults. This repurchase liability which is reported in other liabilities is derived from an estimate of the frequency for repurchases on loans sold multiplied by the estimated severity of loss when loans are repurchased reduced by actual repurchase costs incurred for the loans sold. As these estimates are influenced by factors outside of our control, including future market conditions, and as uncertainty is inherent in these estimates, it is reasonably possible that these estimates could change and our estimated liability could prove to be too high or too low.

Provisions for Losses

We provide market valuation adjustments on certain nonperforming mortgage loans. These adjustments are based upon our estimate of expected losses, calculated using loss frequency and loss severity rate assumptions. Specifically, we take into account two methods. The purpose of the dual methodology is to incorporate a hybrid approach so that we are taking into account a long-term view of losses which is flexible enough to readily adapt the loss reserve model to changes in the short and medium term. The following methods are applied at the securitization pool level. At December 31, 2006 we had 15 securitized pools and one held for securitization pool to which this methodology was applied.

The first method is a forecast of losses projected using our securitization pool cash flow models. This method is designed to adequately reserve for losses in the short- to medium-term. We monitor the various assumptions used, including prepayment, default, and loss curves, through management portfolio performance reports. In the second method, losses are forecasted for mortgage loans with defaults based on the various delinquency categories and an estimated lifetime loss frequency rate is applied to each bucket using severities based on historical and forecast data. This method is designed to estimate losses over the life of the pool. This is based on historical and forecast data and accounts for the seasoning of the mortgage loans in the study. We monitor the loss frequency and severity assumptions used through management portfolio performance reports and adjust our assumptions as necessary. For both methods, management considers actual historical trends, current market conditions, and forecasted future market conditions in determining assumptions.

Each reporting period an allowance for losses on mortgage loans held for investment is recorded in an amount sufficient to maintain appropriate coverage for probable losses on such mortgage loans. We periodically evaluate the estimates used in calculating expected losses, and any adjustments are reported in current earnings. As these estimates are influenced by factors outside of our control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change and our estimated liability prove to be too high or too low at the measurement date.

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

Interest Rate Risk, Derivatives and Hedging

We regularly originate, securitize and sell fixed and variable rate mortgage loans. We face three primary periods of interest rate risk: during the period from approval of a mortgage loan application through mortgage loan funding; on our mortgage loans held for sale from the time of funding to the date of sale; and on the mortgage loans underlying our mortgage-related securities and on our mortgage loans held for investment subject to portfolio-based accounting.

Interest rate risk exists during the period from approval of a mortgage loan application through mortgage loan funding and from the time of funding to the date of sale because the premium earned on the sale of these mortgage loans is partially contingent upon the then-current market rate of interest for mortgage loans as compared to the contractual interest rate of the mortgage loans. Our use of derivatives is intended to mitigate the volatility of earnings associated with fluctuations in the gain on sale of mortgage loans due to changes in the current market rate of interest.

The interest rate risk on the mortgage loans underlying our mortgage-related securities and on our mortgage loans held for investment subject to portfolio-based accounting exists because some of these mortgage loans have fixed interest rates for a period of two, three or five years while the rate passed through to the investors in the mortgage-related securities and the holders of the securitization bonds is based upon an adjustable rate. We also have interest rate risk for six month adjustable mortgage loans and when the mortgage loans become adjustable after their two, three or five year fixed rate period. This is due to the mortgage loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds. Our use of derivatives is intended to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) on the mortgage-related securities and changes in the cash flows of our mortgage loans held for investment subject to portfolio-based accounting due to changes in LIBOR rates.

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

Fair Value Hedges

We designate certain derivative financial instruments as hedge instruments under SFAS No. 133, and at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure there remains a highly effective correlation in the hedge relationship. To hedge the effect of interest rate changes on the fair value of mortgage loans held for sale, we are using derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instrument and mortgage loans attributable to changes in interest rates are recognized in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale attributable to changes in interest rates recognized as a result of hedge accounting is reversed at the time we sell the mortgage loans. This results in a correspondingly higher or lower gain on sale revenue at such time. The net amount recorded in the consolidated statements of operations is referred to as hedge ineffectiveness.

Cash Flow Hedges

During the third quarter 2004, we implemented the use of cash flow hedge accounting on our securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. During the third quarter 2005, Accredited implemented the use of cash flow hedging on its variable rate debt in Canada under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our variable rate debt in Canada attributable to interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recorded into earnings in the period during which the hedged transaction affects earnings. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, if it can be established that the only uncertainty is when an item is taken on a tax return, such positions have satisfied the recognition step for purposes of FIN 48 and uncertainty related to timing should be assessed as part of measurement. FIN 48 also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 did not have a material impact on Accredited’s January 1, 2007 retained earnings. While we believe the adoption of FIN 48 will not have a material adverse impact on Accredited’s January 1, 2007 retained earnings the impact of the adoption of FIN 48 to our financial statements is subject to change due to potential changes in interpretation of FIN 48 by the FASB and other regulatory bodies and the finalization of Accredited’s adoption efforts.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in the beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities at the time of acquisition on an individual contract basis or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. For the Company, SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. The Company has determined that it will adopt SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but has not yet determined the financial impact, if any, upon adoption.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”). This statement:

•	Establishes a requirement to evaluate interests in securitized financial instruments that contain an embedded derivative requiring bifurcation;

•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies which interest-only strips and principal-only strips are not subject to SFAS 133; and

•	Clarifies that concentration of credit risks in the form of subordination are not embedded derivatives.

SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. The adoption of SFAS 155 is not expected to have a significant impact on the consolidated financial position or earnings of the Company.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements at December 31, 2006 and December 31, 2005 and for each of the three years in the period ended December 31, 2006 and the Reports of Independent Registered Public Accounting Firms of Squar, Milner, Peterson, Miranda & Williamson, LLP, Grant Thornton LLP and Deloitte & Touche LLP are included in this Form 10-K beginning on page F-1. We have fully and unconditionally guaranteed certain payments in respect of approximately $102.3 million in aggregate liquidation preference of 9.75% Series A Perpetual Cumulative Preferred Shares issued by Accredited Mortgage Loan REIT Trust (the “REIT”), one of our subsidiaries. In accordance with the rules of the Securities and Exchange Commission, audited financial statements of the REIT as of December 31, 2006 and 2005 and for each of the two years ended December 31, 2006 and December 31, 2005, and for the period from inception (May 4, 2004) to December 31, 2004, are also included in this Form 10-K beginning on page F-47.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On March 30, 2007, Grant Thornton LLP (“Grant Thornton”), the then registered independent public accounting firm for Accredited, provided the Company’s audit committee with a letter dated March 27, 2007 regarding its resignation as the Company’s independent auditors. The Company’s audit committee did not request or approve the resignation of Grant Thornton.

Grant Thornton’s audit report on the Company’s consolidated financial statements as of and for the year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the period from June 14, 2005 (the date that Grant Thornton was engaged as auditor) through the date of Grant Thornton’s resignation, there were no disagreements between the Company and Grant Thornton on any matter of accounting principles or practices or financial statement disclosure or auditing scope or procedure which, if not resolved to Grant Thornton’s satisfaction, would have caused Grant Thornton to make references to the subject matter of the disagreement in connection with its opinion on the Company’s consolidated financial statements.

During this period, there ware no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except that Grant Thornton advised the company of the need to significantly expand the scope of its audit of the Company’s financial statements for the year ended December 31, 2006 and due to Grant Thornton’s resignation, Grant Thornton did not so expand the scope of its audit.

On April 10, 2007, the Company engaged Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) as its independent registered public accountants, effective as of April 9, 2007.

ITEM 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on the evaluation, our management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were not effective in ensuring that reports we file under the Exchange Act occurred within time periods specified in SEC rules and forms as of December 31, 2006, and because of the material weaknesses described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including Accredited’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”). Such evaluation excluded the internal controls over financial reporting for Aames Investment Corporation and its subsidiaries (“Aames”). Since we completed the merger of Aames on October 1, 2006, it was not possible to conduct a complete assessment of Aames’ internal control over financial reporting in the period between the completion of the merger and the date of our management’s assessment of our internal controls over financial reporting. Therefore, our conclusion in this Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting as of December 31, 2006 does not include the internal controls over financial reporting of Aames. Our fiscal 2006 consolidated financial statements include total servicing portfolio of mortgage loans and revenue from Aames constituting 12 and 20 percent respectively of the related consolidated amounts as of and for the year ended December 31, 2006.

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

Based on the evaluation described above, our management concluded that material weaknesses existed in our internal control over financial reporting as of December 31, 2006. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses were identified:

As of December 31, 2006, we did not maintain effective operation of internal control over the application of U.S. generally accepted accounting principles relating to the merger of Aames Investment Corporation, which resulted in material adjustments to the Company’s preliminary annual consolidated financial statements for the year ended December 31, 2006. Most notable, the Company initially established goodwill based upon the market price of the Company’s common stock on the closing date of the merger as opposed to the market price of the Company’s common stock on the date the transaction was announced. This resulted in total goodwill initially estimated of approximately $65 million in the fourth quarter of 2006 instead of $142 million. Also, to a lesser extent, some adjustments were required to certain assets and liabilities initially established in the merger. In addition, as a result of the merger which strained resources, certain accounts were not reconciled or analyzed timely such as an intercompany account with a wholly-owned subsidiary, a work-in-process account relating to fixed assets, real estate owned, accrued liabilities and other comprehensive income related to hedging activities.

Our management has concluded that because of the material weaknesses described above, as of December 31, 2006 our internal control over financial reporting is ineffective based on COSO criteria.

Our independent registered public accounting firm, Squar Milner, Peterson, Miranda & Williamson, LLP, has issued an audit report on our assessment of and the effectiveness of our internal control over financial reporting, which is included herein.

Remediation of Material Weaknesses

As of the filing date of this report, the Company has not fully remediated the material weaknesses in the Company’s internal control over financial reporting as of December 31, 2006. However, during fiscal year 2007, management will take a number of steps that it believes will impact the effectiveness of our internal control over our financial reporting including the following:

For any future business combinations, management will take steps to improve the analysis of the impact to resources, training, education, documentation and accounting reviews to ensure that all relevant internal personnel involved understand and interpret proper accounting principles relating to purchase accounting. In addition, the Company anticipates focusing additional resources on accounting for hedge activities.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OVER

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Accredited Home Lenders Holding Co.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Accredited Home Lenders Holding Co. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Aames Investment Corporation and subsidiaries (“Aames”), which was acquired on October 1, 2006 and whose financial statements reflect total servicing portfolio of mortgage loans and revenues constituting 12 and 20 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Aames. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1. Management did not maintain effective operation of internal control over the application of U.S. generally accepted accounting principles relating to the acquisition of Aames Investment Corporation and subsidiaries, which resulted in material adjustments to the consolidated financial statements for the year ended December 31, 2006. Those adjustments included revising the initial measurement of goodwill and to a lesser extent, revising certain assets and liabilities established in the acquisition.

2. Management did not maintain effective operation of internal control over the timely reconciliation and analysis of accounts, notably an intercompany account with a wholly owned subsidiary, fixed assets, real estate owned, accrued liabilities and other comprehensive income related to hedging activities.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006, of the Company, and this report does not affect our report on such consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated July 31, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON LLP

San Diego, California
July 31, 2007

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the name, age and position of each director and executive officer of the Company as of July 31, 2007:

Executive Officers

Name	Position with our Company	Age
James A. Konrath	Director, Chairman of the Board and Chief Executive Officer	61
Joseph J. Lydon	Director, President and Chief Operating Officer	48
Stuart D. Marvin	Executive Vice President and Secretary	47
Jeffrey W. Crawford	Director of Operations	52
David E. Hertzel	General Counsel	52

Directors

Name	Position with our Company	Age	Director Since
Class I directors whose terms expire in 2007
James A. Konrath	Director, Chairman of the Board and Chief Executive Officer	61	1990
Gary M. Erickson(2)(3)	Director (Lead Director)	56	2003
Bowers W. Espy(3)	Director	56	2004

Class II directors whose terms expire in 2008
James H. Berglund(2)(3)	Director	75	1999
Joseph J. Lydon	Director, President and Chief Operating Officer	48	2004
Stephen E. Wall(1)	Director	65	2006

Class III directors whose terms expire in 2009
Jody A. Gunderson(1)	Director	44	2000
Richard T. Pratt, DBA(1)(2)	Director	70	2003
A. Jay Meyerson	Director	60	2006

(1)	Member of the Audit Committee.

(2)	Member of the Nominating and Corporate Governance Committee.

(3)	Member of the Compensation Committee.

The following are brief biographies of each current director and executive officer of the Company (including present principal occupation or employment, and material occupations, positions, offices or employment) during the past five years. Unless otherwise indicated, to the knowledge of the Company, no current director or executive officer of the Company has been convicted in a criminal proceeding during the last five years and no director or executive officer of the Company was a party to any judicial or administrative proceeding during the last five years (except for any matters that were discussed without sanction or settlement) that resulted in judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

James A. Konrath, 61, co-founded Accredited and has served as its Chairman of the Board and Chief Executive Officer since its formation in 1990. In addition, Mr. Konrath served as Accredited’s President from 1990 to 1998. Prior to founding Accredited, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Financial Services, Inc., where he managed over 1,900 people in more than 300 consumer finance offices, from 1986 to 1989. From 1983 to 1986, Mr. Konrath was the President and Chief Executive Officer of Security Pacific Housing Services, where he founded a new subsidiary focused on manufactured housing loans. Mr. Konrath earned his Bachelor of Arts degree in Accounting with a minor in Economics from the University of Wisconsin—Whitewater in 1969. Mr. Konrath also serves as a Trustee, Chairman of the Board of Trustees and Chief Executive Officer of Accredited Mortgage Loan REIT Trust (the “REIT”), our indirect REIT subsidiary that has outstanding publicly held preferred shares.

Joseph J. Lydon, 48, has served as Accredited’s President and Chief Operating Officer since May 1998, and as a director since July 2004. From February 1997 until May 1998, Mr. Lydon was Accredited’s Director of Sales and Marketing. From 1993 to 1997, Mr. Lydon was the Executive Vice President for the western division of Ford Consumer Finance, a division of The Associates First Capital Corporation. From 1977 to 1993, Mr. Lydon worked at Security Pacific Financial Services, Inc. where he ultimately became a Senior Vice President with full profit and loss responsibilities and oversight of six divisions. Mr. Lydon earned his Bachelor of Science degree in Management from Pepperdine University in 1991 and his Master of Science degree in Executive Leadership from the University of San Diego in 2007. Mr. Lydon also serves as a Trustee and as President of the REIT.

Stuart D. Marvin, 47, has served as Accredited’s Executive Vice President since April 2005. He oversees finance, capital markets and corporate communications. Mr. Marvin has over 23 years of experience in the financial services and non-prime mortgage industry. Prior to joining Accredited, he was President, Corporate Operations and Chief Financial Officer for Aegis Mortgage Corporation and a partner at PricewaterhouseCoopers, LLP focusing on mortgage banking and financial institutions. Mr. Marvin is a Certified Public Accountant and earned a Bachelor of Science degree with honors in accounting from Jacksonville (FL) University in 1982. Mr. Marvin also serves as Executive Vice President of the REIT.

Jeffrey W. Crawford, 52, has served as Director of Operations of Accredited since January 1999. Prior to joining Accredited, Mr. Crawford held various positions with Ford Consumer Finance from 1994 to 1999, the most recent of which was Senior Vice President-Division Manager. From 1983 to 1994, Mr. Crawford worked for Security Pacific Financial Services, Inc., where he became Vice President of Consumer Administration. Mr. Crawford earned a Bachelor of Science degree in Business from Iowa State University in 1977.

David E. Hertzel, 52, has served as General Counsel of Accredited since December 1995. Prior to joining Accredited, Mr. Hertzel was Vice President and Senior Counsel of American Residential Mortgage Corporation from 1991 to 1994. From 1988 to 1991, he was Vice President and Senior Counsel of Imperial Savings Association. Mr. Hertzel earned a Juris Doctor degree from the University of Utah College of Law in 1980 and is a member of the State Bar of California. Mr. Hertzel also serves as General Counsel of the REIT.

James H. Berglund, 75, has served as a director of Accredited since September 1999. Mr. Berglund is a member of the Compensation Committee and a member of the Nominating and Corporate Governance Committee of Accredited’s Board. Mr. Berglund recently retired (December 31, 2006) as a general partner and managing director of Enterprise Partners Venture Capital, positions he has held since 1985. Prior to his positions with Enterprise Partners Venture Capital, Mr. Berglund was President and a director of Continuous Curve Contact Lenses, Inc., a publicly traded company in the contact lens field that was acquired by Revlon in 1980. Mr. Berglund earned his Bachelor of Science degree in Economics from the University of Wisconsin in 1954 and Doctor of Optometry degree from Pacific University in 1960. Mr. Berglund is a board member of several private companies and served as a director of Captiva Software Corporation, a publicly traded company until May of 2005. Mr. Berglund also serves as a Trustee of the REIT.

Gary M. Erickson, 56, has served as a director of Accredited since March 2003 and as Lead Director since January 2004. Mr. Erickson is chairperson of the Nominating and Corporate Governance Committee and a member of the Compensation Committee of Accredited’s Board. Mr. Erickson is currently practicing law at the Law Offices of Gary Erickson, emphasizing business law, estate planning, real estate law and taxation. Mr. Erickson is also President and Chief Executive Officer of Seacoast Real Estate & Development Co., Inc., a San Diego real estate investment and development firm. In April 2004, Mr. Erickson retired as an active duty Navy Captain in command of a Navy reserve region consisting of 10,000 personnel assigned to 330 reserve units. He has also served as the Deputy Commander and Chief of Staff for the Commander, Naval Surface Forces, U.S. Pacific Fleet. As a commander, he performed Chief Executive Officer equivalent functions for operational forces comprised of 5,500 personnel assigned to twelve Navy ships and managed assets valued in excess of $8 billion. As Chief of Staff, he performed Chief Operating Officer equivalent functions for the 23,000 personnel assigned to all Navy ships and shore support activities in the Pacific Fleet. Mr. Erickson served in the Navy from 1974 to 2004. Mr. Erickson earned a Juris Doctor degree from the Lewis and Clark Law School in 1983 and a Master of Laws degree in Taxation from the University of San Diego School of Law in 1992. Mr. Erickson is a member of the State Bars of California and Oregon and is a licensed real estate broker in California. Mr. Erickson also serves as a Trustee of the REIT.

Bowers W. Espy, 56, has served as a director of Accredited since July 2004. Mr. Espy is chairperson of the Compensation Committee of Accredited’s Board and has 30 years of experience in mortgage and corporate finance. Mr. Espy joined Merrill Lynch as vice president, mortgage finance officer and mortgage securities trader in 1983. In 1985, he established Merrill Lynch’s first residential and commercial whole loan trading department. In 1987, he was named executive vice president and chief operating officer of Merrill Lynch Mortgage Capital Inc., responsible for all mortgage securitization activity, CMO issuance and the operation of Merrill Lynch’s mortgage banking subsidiary. From 1989 to 1993, as managing director of investment banking and head of the financial institutions restructuring group, Mr. Espy had responsibility for the acquisition of residential and commercial loan portfolios and consumer receivables, primarily from the Resolution Trust Corporation. He was named co-head of the depository institutions’ mergers and acquisitions department in 1993 where, among other assignments, he served as senior advisor to Dime Savings Bank of New York in a financial institution rights offering. Prior to joining Merrill Lynch in 1983, Mr. Espy served as deputy director of financial analysis and policy research at Federal Home Loan Bank Board in Washington, DC. In 2000, Mr. Espy joined LinkShare Corporation, a pioneering online affiliate marketing company, as senior vice president and chief financial officer. Mr. Espy earned a Bachelor of Science degree in business administration in 1972 and a Master of Arts degree in economics in 1976 from the University of Florida. Mr. Espy also serves as a Trustee of the REIT.

Jody A. Gunderson, 44, has served as a director of Accredited since January 2000. Ms. Gunderson is chairperson of the Audit Committee of Accredited’s Board. Ms. Gunderson currently serves as a managing director at CarVal investors, responsible for international investments in sub-performing and non-performing consumer and residential loan portfolios, with an emphasis on markets throughout Asia and Australia. Prior to joining CarVal investors in 1994, Ms. Gunderson was a manager in the financial services practice of PricewaterhouseCoopers LLP where she served investment fund, commercial banking and thrift clients. Ms. Gunderson earned her Bachelor of Science degree in Accounting from the University of Minnesota in 1986 and is a certified public accountant in Minnesota (inactive). Ms. Gunderson also serves as a Trustee of the REIT.

A. Jay Meyerson, 60, has served as a director of Accredited since October 2006. In addition, from October 2006 through March 2007, Mr. Meyerson served as Executive Director, Corporate Integration for our principal operating subsidiary, Accredited Home Lenders, Inc. (“AHL”). Prior to joining Accredited, Mr. Meyerson served as Chairman of the Board of Aames Investment Corporation from October 2004 until its acquisition by Accredited in October 2006, and as its Chief Executive Officer from February 2004 through October 2006. Mr. Meyerson also served as a director of Aames Financial Corporation from November 1999 through November 2004, and as its Chief Executive Officer and President from October 1999 through October 2006. From January 1997 to October 1999, Mr. Meyerson was a managing director with KPMG, LLP’s national financial services consulting practice. From 1994 to 1997, Mr. Meyerson served as the Chief Executive Officer and Chairman of the Board of KeyBank USA, the national consumer finance business subsidiary of KeyCorp. Prior to his employment with KeyCorp, Mr. Meyerson held executive level management positions with Society Bank and Ameritrust Bank from 1987 to 1994 and, prior to that, senior management level positions with Wells Fargo Bank from 1975 until 1987. Mr. Meyerson received a Bachelor of Science degree in Management from Pepperdine University. Mr. Meyerson also serves as a Trustee of the REIT.

Richard T. Pratt, DBA, 70, has served as a director of Accredited since March 2003. Dr. Pratt is a member of the Audit and Nominating and Corporate Governance Committees of Accredited’s Board. Dr. Pratt is currently the Chairman of Richard T. Pratt Associates, a position he has held since 1992, at which he performs consulting activities. Dr. Pratt held the positions of Associate Professor and Professor of Finance at the David Eccles School of Business at the University of Utah from 1966 to 1997, when he retired. From 1991 to 1994, Dr. Pratt served as a Managing Director of the Financial Institutions Group of Merrill Lynch. From 1983 to 1991, Dr. Pratt served as Chairman of Merrill Lynch Mortgage, Inc., a subsidiary of Merrill Lynch & Company. Dr. Pratt was Chairman of the Federal Home Loan Mortgage Corporation from 1981 to 1983, and served as Chairman of the Federal Savings and Loan Insurance Corporation during that time. Dr. Pratt was also the presidential appointee serving as Chairman of the Federal Home Loan Bank Board from 1981 to 1983. In addition, Dr. Pratt served as a director of American Residential Investment Trust, Inc., from 1997 to 2005. Dr. Pratt currently serves as a director of Celtic Bank, Salt Lake City, a position he has held since 2001. Dr. Pratt received his Bachelor of Science degree in Finance from the University of Utah in 1960, his Masters in Business Administration from the University of Utah in 1961, and his Doctor of Business Administration from Indiana University in 1966. Dr. Pratt also serves as a Trustee of the REIT.

Stephen E. Wall, 65, has served as a director of Accredited since October 2006. Mr. Wall is a member of the Audit Committee of the Board. Prior to joining Accredited, Mr. Wall served as a director of Aames Investment Corporation from October 2004 until its acquisition by Accredited in October 2006, and served as a director of Aames Financial Corporation from February 2001 through November 2004. Mr. Wall served in various capacities with KeyCorp and its predecessors from August 1970 until his retirement in January 1999. At the time of his retirement, Mr. Wall was Executive Vice President of KeyCorp and the Chairman of the Board, President and Chief Executive Officer of Key Bank National Association. Mr. Wall received a Bachelor of Arts degree in Political Science from California State University, Long Beach in 1967. Mr. Wall also serves as a Trustee of the REIT.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all our executive officers, directors and greater-than-10% stockholders complied with filing requirements applicable to them, except the following: Mr. Hertzel and Mr. Konrath each filed a Form 4 in 2006 to amend reports previously filed in 2005; Mr. Konrath filed two Form 4s and each of Mr. Buchanan, Mr. Crawford and Mr. Hertzel filed one Form 4 in 2006 to amend reports previously filed in 2006; and each of Mr. Berglund, Mr. Erickson, Ms. Gunderson, Mr. Harding, Mr. Lydon, Mr. Meyerson and Mr. Pratt filed a Form 4 during 2006 (or in the case of Mr. Meyerson, during 2007) past the required two business day deadline.

THE COMPANY BOARD AND BOARD COMMITTEES

The Company Board is composed of nine members. The Company Board is classified, currently consisting of three Class I directors, three Class II directors and three Class III directors, who will serve until the annual meetings of stockholders to be held in 2007, 2008 and 2009, respectively, and until their respective successors are duly elected and qualified. At each annual meeting of stockholders, directors are elected for a term of three years to succeed those directors whose terms expire at the date of that annual meeting. Messrs. Konrath, Erickson and Espy are Class I directors, Messrs. Berglund, Lydon and Wall are Class II directors, and Messrs. Pratt and Meyerson, and Ms. Gunderson are Class III directors.

Committees of the Company Board consist of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. All of these committees operate under a written charter which sets the functions and responsibilities of that committee. A copy of the charter for each committee can be found on our website at www.acredhome.com. More information concerning each of the committees is set forth below.

The Audit Committee

The members of the Audit Committee during fiscal 2006 were Ms. Gunderson, Messrs. Espy and Wall and Dr. Pratt. Mr. Wall joined the Board and the Audit Committee in October 2006, at which time Mr. Espy ceased to serve on our Audit Committee. Each of the members of the Audit Committee satisfies applicable independence requirements as defined by the NASDAQ Marketplace rules. The Audit Committee acts pursuant to a written charter adopted by the Board of Directors. The functions of the Audit Committee include retaining our independent registered public accounting firm, reviewing their independence, reviewing and approving the planned scope of our annual audit, reviewing and approving any fee arrangements with our auditors, overseeing their audit work, reviewing and pre-approving any non-audit services that may be performed by them, reviewing the adequacy of accounting and financial controls, reviewing our critical accounting policies and reviewing and approving any related party transactions. The Board has determined that Ms. Gunderson is an audit committee financial expert, as defined in the rules of the SEC, due to her professional experience described above. The Audit Committee held thirteen meetings during the 2006 fiscal year.

Report of the Audit Committee

The Audit Committee consists of three directors each of whom, in the judgment of the Board, is an “independent director” as defined by the NASDAQ Marketplace rules. The Audit Committee acts pursuant to a written charter that has been adopted by the Board of Directors. The current members of the Audit Committee are Ms. Gunderson, Dr. Pratt and Mr. Wall.

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board. The Company’s management has the primary responsibility for the financial statements and the reporting process, including internal control systems. In addition, the Company’s management is responsible for maintaining effective internal controls over financial reporting and for making an assessment of the effectiveness of internal controls over financial reporting on an annual basis. Our independent registered public accounting firm is responsible for expressing an opinion as to the conformity of our audited financial statements with generally accepted accounting principles, and for expressing opinions on management’s assessment and on the effectiveness of our internal controls over financial reporting.

As reported in the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2007 (as amended in Current Reports on Form 8-K/A filed with the SEC on April 3 and April 10, 2007), on March 27, 2007, Grant Thornton LLP (“Grant Thornton”) advised the Company of its resignation as the Company’s independent registered accounting firm and therefore declined to complete the audit of the Company’s financial statements for the year ended December 31, 2006. As further reported in its Current Report on Form 8-K filed with the SEC on April 12, 2007 (as amended in its Current Report on Form 8-K/A filed with the SEC on April 17, 2007), effective April 9, 2007, the Company engaged Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”), as its new independent registered public accounting firm.

The Audit Committee has met and has reviewed and discussed with management and Squar Milner the Company’s audited financial statements as of and for the year ended December 31, 2006. The Audit Committee has also discussed and reviewed with Squar Milner the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). The Audit Committee has met with Squar Milner, with and without management present, to discuss the results of Squar Milner’s examination, its evaluation of the Company’s internal controls and the overall quality of the Company’s financial reporting.

The Audit Committee has received from Squar Milner a formal written statement describing all relationships between Squar Milner and the Company that might bear on the auditors’ independence consistent with Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), discussed with the Squar Milner any relationships that may impact their objectivity and independence, and satisfied itself as to Squar Milner’s independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Audit Committee

Jody A. Gunderson (Chairperson)
Richard T. Pratt, DBA
Stephen E. Wall

The Compensation Committee

The members of the Compensation Committee during fiscal 2006 were Messrs. Berglund, Espy and Erickson. Each of the members of the Compensation Committee satisfies applicable independence requirements as defined by the NASDAQ Marketplace rules. The Compensation Committee sets the salary and bonus earned by the Chief Executive Officer, reviews and approves salary and bonus levels for other executive officers and approves stock option grants to executive officers. The Compensation Committee held seven meetings during the 2006 fiscal year.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee (the “Governance Committee”) during fiscal 2006 were Mr. Berglund, Mr. Erickson and Dr. Pratt. Each of the members of the Governance Committee satisfies applicable independence requirements as defined by the NASDAQ Marketplace rules. The Governance Committee considers qualified candidates for appointment and nomination for election to the Board and makes recommendations concerning such candidates, develops corporate governance principles for recommendation to the Board and oversees the regular evaluation of our directors and management. The Governance Committee held five meetings during the 2006 fiscal year. The Governance Committee will consider nominees recommended by stockholders. See “Director Nominations” for a description of the procedures to be followed in submitting recommendations.

Director Nominations

Consistent with its charter, the Governance Committee will evaluate and recommend director nominees to the Board for each election of directors.

In fulfilling its responsibilities, the Governance Committee considers the following factors:

•	the appropriate size of the Company’s Board and its committees;

•	the needs of the Company with respect to the particular talents and experience of its directors;

•

the knowledge, skills and experience of nominees, including experience in mortgage banking, business, finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	experience with accounting rules and practices;

•	applicable regulatory and securities exchange/association requirements;

•	appreciation of the relationship of the Company’s business to the changing needs of society; and

•	a balance between the benefit of continuity and the desire for a fresh perspective provided by new members.

The Governance Committee’s goal is to assemble a Board that brings to the Company a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Governance Committee also considers candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees. However, the Governance Committee may also consider such other factors as it may deem are in the best interests of the Company and its stockholders. The Governance Committee does, however, recognize that at least one member of the Board should meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that at least a majority of the members of the Board must meet the definition of “independent director” under the NASDAQ Marketplace rules. The Governance Committee also believes it appropriate for certain key members of the Company’s management to participate as members of the Board.

The Governance Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to the Company’s business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board up for re-election at an upcoming annual meeting of stockholders does not wish to continue in service, the Governance Committee identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Governance Committee and Board will be polled for suggestions as to individuals meeting the criteria of the Governance Committee. Research may also be performed to identify qualified individuals. If the Governance Committee believes that the Board requires additional candidates for nomination, the Governance Committee may explore alternative sources for identifying additional candidates. This may include engaging, as appropriate, a third party search firm to assist in identifying qualified candidates.

The Governance Committee will evaluate any recommendation for director nominee proposed by a stockholder who (i) has continuously held at least 1% of the outstanding shares of the Company’s common stock entitled to vote at the annual meeting of stockholders for at least one year prior to the date the stockholder makes the recommendation and (ii) undertakes to continue to hold the common stock through the date of the meeting. In order to be evaluated in connection with the Company’s established procedures for evaluating potential director nominees, any recommendation for director nominee submitted by a qualifying stockholder must be received by the Company no later than 120 days prior to the anniversary of the date proxy statements were mailed to stockholders in connection with the prior year’s annual meeting of stockholders. Any stockholder recommendation for director nominee must be submitted to the Company’s Corporate Secretary in writing at 15253 Avenue of Science, San Diego, California 92128 and must contain the following information:

•

a statement by the stockholder that he/she is the holder of at least 1% of the Company’s common stock and that the stock has been held for at least one year prior to the date of the submission and that the stockholder will continue to hold the shares through the date of the annual meeting of stockholders;

•	the candidate’s name, age, contact information and current principal occupation or employment;

•

a description of the candidate’s qualifications and business experience during, at a minimum, the last five years, including his/her principal occupation and employment and the name and principal business of any corporation or other organization in which the candidate was employed;

•	the candidate’s resume; and

•	three references.

The Governance Committee will evaluate recommendations for director nominees submitted by directors, management or qualifying stockholders in the same manner, using the criteria stated above.

All directors and director nominees will submit a completed form of directors’ and officers’ questionnaire as part of the nominating process. The process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the Governance Committee.

Communications with Directors

For information concerning our policy on Communications with Directors, stockholders may visit our website at www.accredhome.com and select “Corporate Governance” under the Investors/Shareholders link.

During 2006, the Company Board met ten times. All directors attended more than 75% of the 2006 meetings of the Board and the Committees on which they serve. The Company strongly encourages all of its board members to attend the Company’s annual meeting. All of the Company’s directors attended the Company’s 2006 annual meeting of stockholders. The Company’s policy concerning directors’ attendance at annual meetings can be found on our website at www.accredhome.com.

Committee Charters and Other Corporate Governance Materials

The Board has adopted a written charter for each of the committees described above. In addition, the Audit Committee has adopted, and the Board has approved, a Code of Ethics for Employees and Directors that applies to all of our employees, officers and directors. Links to these materials are available on our website at www.accredhome.com under the heading “Corporate Governance” on the Investors/Shareholders link.

ITEM 11.	Executive Compensation

EXECUTIVE COMPENSATION AND OTHER INFORMATION CONCERNING EXECUTIVE OFFICERS

Overview

The Compensation Committee of the Board (the “Committee”) has responsibility for establishing the Company’s compensation philosophy. The Committee ensures that the components of compensation paid to the Company’s executive officers are consistent with this philosophy, as it is in effect from time to time.

The discussion that follows provides an overview and analysis of our executive compensation program and the compensation decisions we have made with respect to our top executive officers, who are referred to below as our named executive officers. We will also discuss the material factors we have considered in making those compensation decisions. Later you will find a series of tables containing specific information about the compensation earned by or paid to our named executive officers. Our named executive officers are:

•	our Chairman and CEO, James A. Konrath;

•	our President and Chief Operating Officer, Joseph J. Lydon;

•	our Executive Vice President and Secretary, Stuart D. Marvin;

•	our Director of Operations, Jeffrey W. Crawford;

•	our General Counsel, David E. Hertzel; and

•	our Chief Financial Officer, John S. Buchanan.

Role of Executive Officers in Compensation Decisions

The Committee makes all significant compensation decisions for the named executive officers.

The Chief Executive Officer reviews the performance of each executive officer (other than the Chief Executive Officer, whose performance is reviewed by the Committee). Recommendations based on these reviews with respect to base salary, bonus and equity-based awards, are presented to the Committee. The Committee has the sole discretion to make the awards at the recommended or other levels, and to set the levels of cash compensation.

Setting Executive Compensation

The overall compensation philosophy of the Committee and the Company’s executive management is that total compensation for executive and senior management should be tied to individual performance and vary with the Company’s performance in achieving financial and non-financial objectives and should be structured to be aligned with shareholders’ long-term interests. The Committee has structured the Company’s executive compensation program to motivate executives with a mix of base salary and performance-based cash and long-term equity incentives to achieve the business goals set by the Company and to attract and retain qualified executives for this purpose. Performance-based incentives are provided for under the Company’s Long-Term Performance Plan (the “LTPP”). The Committee uses comparative market data to determine the range of performance incentives that are incorporated in the LTPP and when making compensation decisions for the Company’s CEO and for other named executive officers based on the recommendations being made by the Company’s management. The Company’s management gathers and summarizes such comparative data at the request and direction of the Committee.

In the compensation process, the Committee compares the main elements of compensation against a peer group of companies compiled by the Committee from publicly available information with assistance from management (the “Compensation Peer Group”). The Compensation Peer Group, which is periodically reviewed and updated by the Committee, consists of companies in the sub-prime area (sub-prime mortgage, sub-prime automobile finance, diversified financials with sub-prime activity) and mortgage banking real estate investment trusts (“REITS”). The current members of the Compensation Peer Group are:

Sub-Prime Mortgage Companies:	Mortgage Banking—REIT:

NEW CENTURY FINANCIAL CORP	THORNBURG MORTGAGE INC
FIELDSTONE INVESTMENT CORP	REDWOOD TRUST INC
NOVASTAR FINANCIAL INC	AMERICAN HOME MORTGAGE INVESTMENT CORP

Finance Cos-Sub-Prime Auto-SLs:	Diversified Financials in Sub-Prime:

AMERICREDIT CORP	INDYMAC BANCORP INC
ADVANTA CORP	FREMONT GENERAL CORP
FIRST MARBLEHEAD CORP

The Committee endeavors to include in the Compensation Peer Group subprime mortgage companies of similar revenue and market capitalization. In fact, there are a very small number of publicly-traded peer companies in this market and some variations in compensation may be due to individual differences in job duties and scope. Nevertheless, based on the available data, the Committee believes that adjusting for such variations, aggregate compensation for executive officers is generally at the lower end of aggregate compensation paid to similarly situated executives of the companies in the Compensation Peer Group.

The Committee reviews and updates the peer group data quarterly and reviews the composition of the peer group annually.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for named executive officers were:

•	base salary;

•	performance-based compensation;

•	long-term equity-based incentive compensation; and,

•	retirement benefits in the form of a 401(k) plan.

Base Salary

The Company pays named executive officers’ base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility by using available Peer Group market data.

During its review of base salaries for executive officers, the Committee primarily considers market data compiled with the assistance of management and the executive’s individual performance.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries of executive officers are based on the Committee’s assessment of the individual’s performance. Based on available peer group data the Committee believes that base salary levels for executive management are generally below the mean and median levels for similarly situated executives of the companies in the Compensation Peer Group. In February 2007, the Committee determined to increase named executive officers’ base salaries as part of an ongoing effort to bring base compensation more in line with peer group levels, however, the increases were limited to five percent in light of the Company’s financial results for 2006.

Performance-Based Compensation

The LTPP was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders and is the successor plan to the Company’s Incentive Compensation Plan for Executive Management (the “ICP-EM”) and its Incentive Compensation Plan for Senior Management (the “ICP-SM:”) as to its executive officers. The LTPP gives the Committee flexibility to offer cash and equity-based incentives to promote individual performance and the achievement of corporate goals, encourage the growth of stockholder value and allow executive officers to participate in the long-term growth and profitability of the Company.

For fiscal 2006, pursuant to Company net income performance targets under the LTPP, each participant was eligible for a cash bonus and a restricted stock unit grant, expressed as a percentage of the participant’s base salary. The Committee retained the discretion to pay no bonus or an amount up to but not in excess of the levels specified in the LTPP.

Based on the Company’s 2006 performance as reflected in the unaudited financial statements provided to the Board and Committee in January of 2007, named executive officers were not eligible for performance based compensation under the LTPP. In spite of an extremely difficult non-prime mortgage lending environment, the Company was able to consummate a complex acquisition and navigate through many challenges the industry confronted in 2006. The Committee, after consultation with the other independent directors on the Board, determined that some level of discretionary incentive awards outside of (and not pursuant to) the LTPP were appropriate considering (i) the executives’ overall performance and (ii) the overriding need and desire to protect long-term stockholder interests by motivating and retaining executive management personnel in a highly competitive recruiting environment. Consistent with the operating results and stock price achieved in fiscal 2006, the Committee felt that a substantial reduction from the prior year’s executive management incentive compensation was merited.

In addition, the Committee awarded a significant portion of the incentive compensation in the form of restricted stock units under the Accredited Home Lenders Holding Co. Deferred Compensation Plan and stock option grants under the Accredited Home Lenders Holding Co. 2002 Stock Option Plan, in an effort to more closely align executive compensation with the long-term interests of the Company’s stockholders.

The following table presents a summary of the compensation paid to the executives for 2005 and 2006. Note that the compensation in salary was higher in 2006 than in 2005 because of salary increases approved at the beginning of 2006 which were based on 2005 performance as well as the Committee’s ongoing efforts to bring base compensation more in line with Peer Group levels. The cash and stock bonuses awarded for 2005 were significantly higher than those awarded for 2006 because the 2005 performance goals were met and bonuses were awarded under the ICP-EM and ICP-SM, while the performance goals were not met in 2006 and the bonuses for 2006 were discretionary and substantially lower. Option grants made for 2006 were awarded with a per share exercise price of $27.77, in excess of the $23.60 market value on their dates of grant, The exercise price of the options granted for 2005 was set at the market value on the date of grant, $53.12.

2005 - 2006 Compensation Table
	2005				2006
Name	Salary(1)	Cash Bonus(2)	Stock Bonus(3)	Options(4)	Salary(5)	Cash Bonus(6)	Stock Bonus(7)	Options(8)

James A. Konrath— Chairman and CEO	$425,000	$514,263	$575,991	0	$510,000	$150,000	$150,000	0

Joseph Lydon— President and COO	$425,000	$514,263	$575,991	0	$510,000	$150,000	$150,000	0

Stuart D. Marvin— Executive VP and Secretary	$425,000	$531,250	$999,933	0	$510,000	$150,000	$150,000	80,000

Jeffrey W. Crawford— Director of Operations	$269,600	$326,856	$366,082	25,000	$323,520	$100,000	$100,000	20,000

David Hertzel— General Counsel	$200,000	$97,340	$58,404	0	$216,000	$27,500	$27,500	0

John Buchanan— CFO	$215,000	$129,808	$62,931	0	$252,625	$12,500	$12,500	0

(1)	Salary rate for 2005, as modified during 2005.

(2)	Cash bonus for 2005 performance, but paid at the beginning of 2006.

(3)	Restricted stock unit bonus for 2005 performance, but paid at the beginning of 2006. Value is calculated based on a share price of $52.53.

(4)	Incentive option grants for 2005, but awarded at the beginning of 2006.

(5)	Salary rate for 2006, as modified during 2006.

(6)	Cash bonus for 2006 performance, but paid at the beginning of 2007.

(7)	Restricted stock unit bonus for 2006 performance, but paid at the beginning of 2007. Value is calculated based on a share price of $27.77.

(8)	Incentive option grants for 2006, but awarded at the beginning of 2007.

Long-Term Incentive Compensation

Stock Option Grants

The purpose of making stock option grants was to:

•	enhance the link between the creation of stockholder value and long-term executive incentive compensation;

•	provide an opportunity for increased equity ownership by executives; and

•	maintain competitive levels of total compensation.

Stock option award levels are determined based on market data and vary among participants based on their positions within the Company. Stock options for newly hired executive officers are typically approved by the Committee prior to hiring.

Options are generally awarded at the closing price of the Company’s Common Stock on the date of the grant. In certain limited circumstances, the Committee may grant options to an executive at an exercise price in excess of the closing price of the Company’s Common Stock on the grant date. This was the case in 2006, as discussed above. The Committee does not grant options with an exercise price that is less than the closing price of the Company’s Common Stock on the grant date.

The majority of the options granted by the Committee vest at a rate of 25% after the first year, followed by monthly vesting designed to achieve full vesting four years after the grant date. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights or the right to receive dividends or dividend equivalents.

Ownership Guidelines

In an effort to further link the interests of executive management and shareholders, the Committee, on the recommendation of management, adopted stock ownership guidelines for directors, executive and senior management. Under those guidelines, stock ownership is considered to be shares actually owned by the participant regardless of the how the shares were acquired. Stock ownership does not include unvested stock grants or the value of unexercised stock options. A named executive officer should retain at least 75% of the net (after tax) amount received under company sponsored programs (stock options and restricted stock bonuses) until the total amount of company stock the executive owns exceeds the ownership target amount, which is 3 or 5 times total cash compensation for different named executive officers. This range represented a median ownership guideline for the officers according to comparison with Compensation Peer Group data.

(2) Retirement Benefits

Employees in the United States are generally eligible to participate in the Company’s 401(k) Plan. Designated executives are eligible to participate in the Deferred Compensation Plan.

401(k) Plan

The 401(k) Plan is a tax-qualified retirement savings plan pursuant to which U.S. based employees, including the named executive officers, are able to contribute the lesser of up to 100% of their total cash compensation (including salary, commissions and other incentive payments) or the limit prescribed by the Internal Revenue Service to the 401(k) Plan on a before-tax and/or after-tax basis. The Company matches 50% of the first 6% of pay that is contributed to the 401(k) Plan. All employee contributions to the 401(k) Plan are fully vested upon contribution. Participants in the 401(k) Plan are fully vested in Company matching contributions after four years of service.

Deferred Compensation Plan

The named executive officers, in addition to certain other U.S.-based eligible executives, are entitled to participate in the 2002 Deferred Compensation Plan. Pursuant to the plan, eligible employees can defer up to 100% of base salary, bonus and commissions. The Company may also grant restricted stock units under the plan, as described above. The 2002 Deferred Compensation Plan is discussed in further detail under the heading “Nonqualified Deferred Compensation” below.

Perquisites and Other Personal Benefits

No perquisites are provided to named executive officers.

Tax and Accounting Implications

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code restricts the deductibility of executive compensation paid to a Company’s chief executive officer or to each of the three other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any such officer in any year and does not qualify for an exception under Section 162(m) or related regulations. The Compensation Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable. However, in certain situations, the Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.

Nonqualified Deferred Compensation

The American Jobs Creation Act of 2004 changed the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not yet become effective (January 1, 2008 is the effective date for the final regulations), the Company believes it is operating in good faith compliance with the statutory provisions of the Act which were effective January 1, 2005. A more detailed discussion of the Company’s nonqualified deferred compensation arrangements is provided below under the heading “Nonqualified Deferred Compensation”.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, the Company began accounting for stock-based payments in accordance with the requirements of FASB Statement 123(R). These accounting issues were not a factor in the Committee’s compensation recommendations.

SUMMARY COMPENSATION TABLE FOR FISCAL 2006

The following table shows compensation information for fiscal 2006 for the named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)		Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Tota l($)
James A. Konrath — Chairman and CEO	2006	501,172	150,000	872,343	(6)	—	—	—	6,300	1,529,815

Joseph Lydon— President and COO	2006	501,172	150,000	428,720		—	—	—	6,300	1,086,193

Stuart D. Marvin— Executive VP and Secretary	2006	501,172	150,000	226,680		352,467	—	—	5,734	1,236,054

Jeffrey W. Crawford— Director of Operations	2006	317,920	100,000	277,749		257,301	—	—	6,300	959,270

David Hertzel— General Counsel	2006	214,338	27,500	82,630		150	—	—	6,300	330,918

John Buchanan— CFO	2006	248,717	12,500	83,747		157	—	—	6,300	351,421

(1)	Represents the salary actually received in 2006, which may differ from the salary rate if the salary increase occurs during the year.

(2)	The amounts represent discretionary bonuses earned in 2006 but paid in 2007. These bonuses were not made under the LTPP.

(3)	The amount represents, with respect to stock awards, the dollar value recognized for financial statement reporting purposes in the 2006 fiscal year. The amount recognized is based on the fair value of the stock awards granted in 2006, as well as prior fiscal years, in accordance with FAS 123R. Thus, these amounts do not reflect the actual stock awards for 2006 (which are shown previously in the “2005—2006 Compensation Table”). For stock awards the fair value is based on the market value of the Company’s stock at the date of grant. The fair value associated with the expense above was based on stock prices between $34.83 and $52.53.

(4)	The amount represents, with respect to stock options, the dollar value recognized for financial statement reporting purposes in the 2006 fiscal year. The amount recognized is based on the fair value of the stock awards granted in 2006, as well as prior fiscal years, in accordance with FAS 123R. Thus, these amounts do not reflect only the option awards for 2006 (which are shown previously in the “2005—2006 Compensation Table”). For stock options the fair value of options is derived using the Black-Scholes multiple option model. The assumptions used in the option model are the weighted-average risk-free rate, weighted-average expected life, the expected volatility, the exercise price, and the market price on the date of grant. The range of fair value associated with the expense above was between $0.41 and $20.39.

(5)	Includes contributions made by us to our 401(k) plan on behalf of such officers.

(6)	Because FAS 123R requires expense for equity awards to be reporting over their vesting period, and as Mr. Konrath is eligible for retirement, his awards are immediately vested and the full fair value of the awards granted in 2006 have been expensed in accordance with FAS 123R. Thus, the amount shown in Mr. Konrath’s entry is higher than amounts reported for comparable awards to other named executive officers.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2006

The following table shows all plan-based awards granted to the named executive officers during fiscal 2006, which ended on December 31, 2006. The option and stock awards identified in the table below are also reported in the “Outstanding Equity Awards at December 31, 2006” table included elsewhere in this report.

Name	Grant Date(4)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(1) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards(2) ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3) ($)
		Threshold ($)	Target ($)	Max.(5) ($)	Threshold (#)	Target (#)	Max.(6) (#)

James A. Konrath— Chairman and CEO	1/31/2006 1/31/2007	— —	— 637,500	— —	— —	— 25,711	— —	10,965 —	— —	— —	575,991 —

Joseph Lydon— President and COO	1/31/2006 1/31/2007	— —	— 637,500	— —	— —	— 25,711	— —	10,965 —	— —	— —	575,991 —

Stuart D. Marvin — Executive VP and Secretary	1/31/2007	—	637,500	—	—	25,711	—	—	—	—	—

Jeffrey W. Crawford—	1/31/2006	—	—	—	—	—	—	6,969	—	—	366,082
Director of Operations	2/1/2006	—	—	—	—	—	—	—	25,000	53.12	509,638

	1/31/2007	—	404,400	—	—	16,310	—	—	—	—	—

David Hertzel— General Counsel	1/31/2006 1/31/2007	— —	— 108,000	— —	— —	— 2,333	— —	1,112 —	— —	— —	58,413 —

John Buchanan— CFO	1/31/2006 1/31/2007	— —	— 126,313	— —	— —	— 2,729	— —	1,198 —	— —	— —	62,931 —

(1)	Amounts represent restricted stock unit awards issued in 2006 under the ICP-EM, ICP-SM and the Deferred Compensation Plan.

(2)	The exercise price of all stock options granted to the named executive officers is equal to or greater than each closing market price on each date of grant.

(3)	Represents the FAS 123R fair value of awards on the date of grant.

(4)	The 2/1/2006 option award to Jeffrey Crawford was made under the 2002 Stock Option Plan. All other awards were made under the ICP-EM or the LTPP.

(5)	Maximum amounts represent the potential maximum cash bonus award under the LTPP for the named executive officers. The actual cash payout of this award is shown in the Bonus column in the Summary Compensation Table.

(6)	Maximum amounts represent the potential maximum restricted stock unit award under the LTPP for the named executive officers. The actual restricted stock unit award, because it will be accounted for in 2007 for financial statement reporting purposes, is not included in the Stock Award column of the Summary Compensation Table, but is shown previously in the “2005—2006 Compensation Table”.

The employment of our named executive officers, including the only named executive officer who has entered into an employment agreement, is “at-will.” The Company has not entered into employment agreements with any of our named executive officers except as described in the following paragraph.

Employment Agreements:

The Company entered into an executive employment agreement with Mr. Stuart Marvin effective as of April 11, 2005 pursuant to which Mr. Marvin assumed the position of Executive Vice President, Finance and Capital Markets. Mr. Marvin’s annual base salary under the employment agreement was initially $425,000 in 2005 and was increased to $510,000 in 2006 (because this salary increase took place during 2006, the amount actually paid and reflected in the Summary Compensation Table is $501,172).

Mr. Marvin was granted, as a material inducement to his employment with the Company, two restricted stock awards of 14,240 shares each, on April 15, 2005. The shares underlying the first award vested in an amount equal to 50% of the award on April 15, 2007, with an additional 25% vesting scheduled to occur on each of

April 15, 2008 and April 15, 2009. The shares underlying the second award are scheduled to vest in an amount equal to 50% of the award on February 15, 2008, with an additional 25% vesting on each of February 15, 2009 and February 15, 2010. Mr. Marvin also received a gross-up in respect of the stock grants in an amount sufficient to cover the federal and state income tax associated with each grant as necessary to reflect Mr. Marvin’s election under Section 83(b) of the Internal Revenue Code of 1986, as amended. The rights of Mr. Marvin with respect to the restricted stock upon a termination of employment or a change in control of the Company are discussed in more detail in the section entitled “Potential Payments Upon Termination or Change in Control”.

In addition, in connection with entering into his employment agreement, Mr. Marvin was granted an incentive stock option to purchase 10,188 shares of Common Stock and a nonqualified stock option to acquire 69,812 shares of Common Stock, each with an exercise price equal to $39.12 per share, the fair market value of Common Stock on the date of grant. Twenty-five percent of such options vested on April 25, 2006, and thereafter such options have vested at a rate of 1/48 for each month of Mr. Marvin’s continuous service with the Company, which schedule will continue in effect until fully vested. The rights of Mr. Marvin with respect to the stock options in the event of a change in control of the Company are discussed in more detail in the section entitled “Potential Payments Upon Termination or Change in Control”.

Mr. Marvin is also eligible to participate in the LTPP. At the time the Committee designated the participants in the LTPP, it removed all participants from inclusion in the 2006 Incentive Compensation Plan for Executive Management, except to the extent of Mr. Marvin’s minimum guaranteed cash bonus of $100,000 for each of 2006 and 2007. The $100,000 grant to Mr. Marvin under the LTPP for 2006 is reflected in the Grant of Plan-Based Awards Table.

Generally, under his employment agreement, in the event of Mr. Marvin’s termination of employment with the Company for any reason, he will be entitled to receive any salary that is unpaid as of the date of termination but will not be entitled to receive any severance pay or benefits.

Stock Option Plans:

Awards of stock options granted to named executive officers reflected in the Summary Compensation Table and the Grant of Plan-Based Awards Table were granted under one or more of the following plans (collectively, the “Stock Option Plans”) maintained by the Company:

•	Accredited Home Lenders Holding Co. 2002 Stock Option Plan (the “2002 Option Plan”)

•	Accredited Home Lenders, Inc. 1998 Stock Option Plan (the “1998 Option Plan”)

•	MSK Financial Services, Inc. 1995 Executive Stock Option Plan (the “1995 Executive Option Plan”)

•	MSK Financial Services, Inc. 1995 Stock Option Plan (the “1995 Option Plan”)

Options granted to named executive officers in 2006 that were granted under the 2002 Option Plan consisted of both nonqualified stock options and incentive stock options at an exercise price equal to or greater than the closing market price of the Common Stock on the date of grant. The options granted under the Stock Option Plans generally vest ratably over four years, with one quarter (1/4) of the option shares vesting on the one year anniversary of the date of grant, plus an additional one forty-eighth (1/48th) of the option shares vesting for each full month of the option holder’s continuous service from the initial vesting date until fully vested. In addition, the options generally expire no later than 10 years after the grant date. The recipient of a stock option under the Stock Option Plans has no rights as a stockholder (including no right to receive dividends or dividend equivalents) for any Common Stock covered by the option until the date of the issuance of a certificate for the Common Stock once the option has been exercised.

The rights of option holders relating to outstanding stock options upon a change in control of the Company are discussed in more detail in the section entitled “Potential Payments Upon Termination or Change of Control”.

Incentive Compensation Programs:

In General—A fundamental practice of the Company is to provide annual bonuses as part of its compensation philosophy. The Company achieves this by the use of various incentive plans requiring certain performance goals and criteria to be met in order to be eligible for a bonus. The incentive plans typically provide that the bonus will be paid partly in cash and partly in restricted stock units under the 2002 Deferred Compensation Plan (described in more detail below under “Nonqualified Deferred Compensation for Fiscal 2006”).

Long-Term Performance Plan—Effective January 1, 2006, the Compensation Committee established the Accredited Home Lenders Holding Co. Long-Term Performance Plan, which we refer to as the LTPP, and also set the initial performance period from January 1, 2006 to December 31, 2006. The Compensation Committee designated the six named executive officers as the sole participants and established target award and performance levels for each officer within the first 90 days of the performance period. A participant’s bonus, if any, was to be based on (i) an individual’s performance determined by the Compensation Committee with respect to the performance period, and (ii) objective business criteria for the performance period. The maximum annual bonus that may be awarded under the LTPP is $5,000,000.

The Company’s stockholders approved the material terms of the LTPP on June 8, 2006. At that time, the named executive officers were also declared ineligible to participate in the other Accredited incentive compensation plans (the 2006 Accredited Home Lenders, Inc. Incentive Compensation Plan for Executive Management and the Accredited Home Lenders, Inc. 2006 Incentive Compensation Plan for Senior Management).

Pursuant to the target award and performance targets under the LTPP, each named executive officer was eligible for a cash bonus and a restricted stock unit grant under the 2002 Deferred Compensation Plan, expressed as a percentage of such officer’s base salary. The cash bonus is paid as soon as practicable after the Compensation Committee’s bonus determination. The restricted stock unit awards are unvested on the date of the award, and then vest 50% two years after the award date, an additional 25% three years after the award date, and the final 25% four years after the award date. The restricted stock units are paid out in stock at the time they vest, or may be deferred to a later time in accordance with the 2002 Deferred Compensation Plan.

When determining bonus amounts, the Compensation Committee must consider objective business criteria designed to comply with Section 162(m).

To receive a bonus, the named executive officer must be on the payroll of the Company at the time the bonus is paid, and the Compensation Committee also has the discretion to reduce a bonus or eliminate it altogether.

OUTSTANDING EQUITY AWARDS AT FISCAL 2006 YEAR-END

The following table shows all outstanding equity awards held by each named executive officer at the end of fiscal 2006, which ended on December 31, 2006.

	Option Awards(1)						Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James A. Konrath	—	—		—	—	—	35,791	(4)	978,884	—	—
Joseph J. Lydon	—	—		—			35,826	(5)	978,841	—	—
Stuart D. Marvin	33,333	46,667	(6)	—	39.25	4/27/2015	28,480	(7)	778,928	—	—
Jeffrey W.	—	25,000	(8)	—	53.12	2/1/2016	23,194	(9)	634,356	—	—
Crawford	1,917	83	(10)	—	8.00	2/13/2013	—		—	—	—
	1,302	—		—	3.50	2/1/2012	—		—	—	—
	729	—		—	1.50	3/1/2011	—		—	—	—
	52	—		—	1.50	2/1/2010	—		—	—	—
David E.	1,917	83	(11)	—	8.00	2/13/2013	6,585	(12)	180,100	—	—
Hertzel	3,500	—		—	3.50	2/1/2012	—		—	—	—
	3,500	—		—	1.50	3/1/2011	—		—	—	—
	3,500	—		—	1.50	2/1/2010	—		—	—	—
	3,500	—		—	1.50	2/1/2009	—		—	—	—
	2,500	—		—	1.50	3/1/2008	—		—	—	—
John S. Buchanan	2,875 7,000	125 —	(13)	— —	8.00 1.50	2/13/2013 5/1/2011	6,798 —	(14)	185,925 —	— —	— —

(1)	All options are subject to four year vesting with 25% vesting after the first year and the remaining vesting ratably over the next three years of service on a monthly basis.

(2)	All restricted stock units are subject to four year vesting with 50% vesting after two consecutive years of service and an additional 25% vesting over the next two years of service.

(3)	Based on $27.35, which was the closing market price of the Company’s common stock at the end of the 2006 fiscal year.

(4)	Of these 35,791 restricted stock units, 2,747 vested on 1/30/2007, 9,666 vested on 2/2/2007, 8,230 vest on 1/30/2008, 4,833 vest on 2/3/2008, 2,741 vest on 1/30/2009, 4,833 vest on 2/3/2009, and the remaining 2,741 restricted stock units vest on 1/30/2010.

(5)	Of these 35,826 restricted stock units, 2,765 vested on 1/30/2007, 9,666 vested on 2/2/2007, 8,247 vest on 1/30/2008, 4,833 vest on 2/3/2008, 2,741 vest on 1/30/2009, 4,833 vest on 2/3/2009, and the remaining 2,741 restricted stock units vest on 1/30/2010.

(6)	Of these 46,667 unvested options, 20,000 options will have vested or will vest ratably on a monthly basis over the period from 12/27/2006 through 12/27/2007, 20,000 options will vest ratably on a monthly basis over the period from 12/27/2007 through 12/27/2008, and the remaining 6,667 options will vest ratably on a monthly basis over the period from 12/27/2008 through 12/27/2009.

(7)	Of these 28,480 restricted shares, 7,120 vested on 4/15/2007, 7,120 vest on 2/15/2008, 3,560 vest on 4/15/2008, 3,560 vest on 2/15/2009, 3,560 vest on 4/15/2009, and the remaining 3,560 restricted shares vest on 2/15/2010.

(8)	Of these 25,000 options, 6,250 vested on 2/1/2007, 5,208 have vested or will vest ratably on a monthly basis over the period from 2/1/2007 through 12/1/2007, 6,250 vest ratably on a monthly basis over the period from 12/1/2007 through 12/1/2008, 6,250 vest ratably on a monthly basis over the period from 12/1/2008 through 12/1/2009, and the remaining 1,042 options vest ratably on a monthly basis over the period from 12/1/2009 through 2/1/2010.

(9)	Of these 23,194 restricted stock units, 1,819 vested on 1/30/2007, 6,294 vested on 2/2/2007, 5,304 vest on 1/30/2008, 3,147 vest on 2/3/2008, 1,742 vest on 1/30/2009, 3,146 vest on 2/3/2009, and the remaining 1,742 restricted stock units vest on 1/30/2010.

(10)	These 83 options vested ratably on a monthly basis over the period from 12/31/2006 through 2/13/2007.

(11)	These 83 options vested ratably on a monthly basis over the period from 12/31/2006 through 2/13/2007.

(12)	Of these 6,585 restricted stock units, 886 vested on 1/30/2007, 1,852 vested on 2/2/2007, 1,441 vest on 1/30/2008, 925 vest on 2/3/2008, 278 vest on 1/30/2009, 925 vest on 2/3/2009, and the remaining 278 restricted stock units vest on 1/30/2010.

(13)	These 125 options vested ratably on a monthly basis over the period from 12/31/2006 through 2/13/2007.

(14)	Of these 6,798 restricted stock units, 798 vested on 1/30/2007, 2,003 vested on 2/2/2007, 1,397 vest on 1/30/2008, 1,001 vest on 2/3/2008, 299 vest on 1/30/2009, 1,001 vest on 2/3/2009, and the remaining 299 restricted stock units vest on 1/30/2010.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL 2006

The following table shows all stock options exercised and the value realized upon exercise and all stock awards vested and the value realized upon vesting by the named executive officers during fiscal 2006 which ended on December 31, 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
James A. Konrath	—	—	5,496	$290,683
Stuart D. Marvin	—	—	—	—
Jeffrey W. Crawford	—	—	3,638	$192,414
David E. Hertzel	—	—	1,772	$93,721
Joseph J. Lydon	—	—	5,530	$292,482
John S. Buchanan	—	—	1,596	$131,514

(1)	The values are based on the market value of Accredited’s common stock on the date of vesting, multiplied by the number of shares that vested.

PENSION BENEFITS FOR FISCAL 2006

Our named executive officers were not covered in fiscal 2006 under any qualified or non-qualified defined benefit pension plan or supplemental executive retirement plan maintained by the Company (but excluding qualified and nonqualified defined contribution plans) because the Company did not offer any such defined benefit pension or supplemental plan to the named executive officers in fiscal 2006.

NON-QUALIFIED DEFERRED COMPENSATION FOR FISCAL 2006

The following table shows certain information for fiscal 2006 for the named executive officers under the Accredited Home Lenders Holding Co. 2002 Deferred Compensation Plan which we refer to as the “DCP.”

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(3)
James A. Konrath	—	—	—	—	—
Stuart D. Marvin	—	—	—	—	—
Jeffrey W. Crawford	—	—	$10,889.65	—	$138,967.10
David E. Hertzel	—	—	—	—	—
Joseph J. Lydon	—	—	—	—	—
John S. Buchanan	$38,054.82	—	$4,758.58	—	$112,113.38

(1)	Amounts represent compensation electively deferred by the named executive officers.

(2)	Amounts represent 2006 earnings on non-equity deferred compensation.

(3)	Amounts represent 2006 ending balance in non-equity deferred compensation plan (reflects deferrals from previous years, current year, and earnings on such amounts.)

Deferred Compensation Plan—The DCP is a nonqualified deferred compensation plan that benefits directors, certain designated key members of management and key employees. Under the DCP, a participant may elect to defer up to 100% of his base salary, director’s fee, bonus and/or commissions on a pre-tax basis, but any such election must be for a minimum deferral of at least $5,000 per year. The Plan also provides for discretionary Company contributions which may be made in either cash or stock. As described under the “Incentive Compensation Programs” section above, the Company typically grants bonuses each year, a percentage of which are paid in cash to the participants, and the remaining portion which are accounted for as “restricted stock units “ in the DCP. The term “restricted stock unit” refers to a bookkeeping entry to represent that a participant has a right to a number of shares of Company stock in the future as the restricted stock units vest, equal to the number of such restricted stock units granted as part of the bonus.

Accounts are established and maintained under the DCP for each participant, which are credited with the participant’s voluntary deferrals and Company contributions. Such accounts shall be credited monthly, or more frequently as the Compensation Committee may specify, with interest. To determine the participant’s interest rate, the Compensation Committee designates particular funds from which each participant may select to have his accounts deemed to be invested (except for any portion of his or her Company contribution sub-account which is in the form of Company stock).

If a participant elects to receive cash in lieu of stock under the plan, the amount shall be determined using such stock’s fair market value, based on the closing price of a share of stock as quoted on such national or regional securities exchange or market system constituting the primary market for the stock, as reported in The Wall Street Journal or such other source as the Company deems reliable.

All voluntary deferrals under the plan of base salary, director fees, bonus and/or commissions are 100% vested at all times. The Company’s discretionary contributions, including restricted stock unit awards granted under the LTPP as described under the “Incentive Compensation Plans” section above, generally vest 50% two years from the date of grant and 25% each year thereafter until fully vested. The units are payable in Common Stock upon distribution. Stock unit awards granted to directors vest 100% two years from the date of grant.

Distributions from the DCP are paid in either a single lump sum payment or in annual installment payments of substantially equal amounts as determined under the plan. If any portion of a participant’s Company contribution is awarded in the form of Company restricted stock units, then distributions of such Company contributions are made in Company stock. Benefits are paid (or commence) as soon as practicable after the earlier of: (1) the first day of the month following the end of the quarter in which a participant’s employment terminates; (2) the date the Compensation Committee is notified that a participant has died or after the Compensation Committee has determined that a participant has incurred a disability; (3) the first day of the month following the end of the quarter in which the plan is terminated; or (4) the date designated by the participant, which date must be (i) at least two years after the end of the plan year for which the deferrals were made for voluntary deferrals, and (ii) at least two years after the date which the deferrals were made for Company contributions. The rights of participants under the plan upon a termination or employment or a change in control of the Company are discussed in more detail in the section entitled “Potential Payments Upon Termination or Change of Control”.

As an example of the DCP’s operation, in Year 1 the Company pays a bonus under the LTPP of $50,000 in cash with the remaining $50,000 represented by 1,000 restricted stock units (at $50 per share) under the DCP. These restricted stock units will vest over a four year period; after the first two years 500 of the restricted stock units vest; these 500 shares will be distributed to the participant at the time of vesting, unless the participant has previously elected to defer the receipt of such shares; similarly, the remaining 500 shares will be distributed over the following two years—250 shares after the first year, and 250 shares after the second.

DIRECTOR COMPENSATION FOR FISCAL 2006

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)		Option Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
James H. Berglund	$60,500	$94,927	(4)	$917	(5)				$156,344
Gary M. Erickson	$83,500	$95,298	(6)	$917	(7)				$179,715
Bowers W.Espy	$74,500	$67,274	(8)	$42,285	(9)				$184,059
Jody A. Gunderson	$82,500	$95,298	(10)	$963	(11)				$178,761
Richard T. Pratt	$66,500	$95,298	(12)	$917	(13)				$162,715
Stephen E.Wall	$11,250			$27,936	(14)				$39,186

(1)	Amounts consist of cash fees earned by the directors for services rendered in fiscal 2006.

(2)	The amount represents, with respect to stock awards, the dollar value recognized for financial statement reporting purposes in the 2006 fiscal year. The amount recognized is based on the fair value of the stock awards granted in 2006, as well as prior fiscal years, in accordance with FAS 123R. For stock awards the fair value is the market value of the Company’s stock at the date of grant. The fair value associated with the expense above was based on stock prices between $34.83 and $52.53.

(3)	The amount represents, with respect to stock options, the dollar value recognized for financial statement reporting purposes in the 2006 fiscal year. The amount recognized is based on the fair value of the stock awards granted in 2006, as well as prior fiscal years, in accordance with FAS 123R. For stock options the fair value of options is derived using the Black-Scholes multiple option model. The assumptions used in the option model are the weighted-average risk-free rate, weighted-average expected life, the expected volatility, the exercise price, and the market price on the date of grant. The range of fair value associated with the expense above was between ..41¢ and $13.52.

(4)	Mr. Berglund has 6,463 share awards outstanding at fiscal year end. The average grant date fair value of these awards computed in accordance with FAS 123R was $41.78.

(5)	Mr. Berglund has 17,500 options outstanding at fiscal year end. The average grant date fair value of these options computed in accordance with FAS 123R was .41¢.

(6)	Mr. Erickson has 6,427 share awards outstanding at fiscal year end. The average grant date fair value of these awards computed in accordance with FAS 123R was $42.01.

(7)	Mr. Erickson has 17,500 options outstanding at fiscal year end. The average grant date fair value of these options computed in accordance with FAS 123R was .41¢.

(8)	Mr. Espy has 3,917 share awards outstanding at fiscal year end. The average grant date fair value of these awards computed in accordance with FAS 123R was $45.95.

(9)	Mr. Espy has 17,500 options outstanding at fiscal year end. The average grant date fair value of these options computed in accordance with FAS 123R was $10.13.

(10)	Ms. Gunderson has 6,427 share awards outstanding at fiscal year end. The average grant date fair value of these awards computed in accordance with FAS 123R was $42.01.

(11)	Ms. Gunderson has 51,000 options outstanding at fiscal year end. The average grant date fair value of these options computed in accordance with FAS 123R was .75¢.

(12)	Mr. Pratt has 6,427 share awards outstanding at fiscal year end. The average grant date fair value of these awards computed in accordance with FAS 123R was $42.01.

(13)	Mr. Pratt has 17,500 options outstanding at fiscal year end. The average grant date fair value of these options computed in accordance with FAS 123R was .41¢.

(14)	Mr. Wall 17,500 options outstanding at fiscal year end. The average grant date fair value of these options computed in accordance with FAS 123R was $13.52.

During 2006, each of our non-employee directors received $1,500 for each meeting of the Board they attended and an annual retainer of $25,000, paid quarterly in arrears. In addition, each of our non-employee directors other than Audit Committee members received $1,000 for each committee meeting they attended; the non-employee members of the Audit Committee received $2,000 for each committee meeting they attended; the chairpersons of the Compensation Committee and Nominating & Corporate Governance Committee each received an additional $1,000 per meeting attended, and the chairperson of the Audit Committee received an additional $2,000 per meeting attended. During 2006, Gary Erickson served as the Lead Director of the Board at an additional annual retainer of $25,000, paid quarterly in arrears. The primary responsibilities of the Lead Director include acting as a liaison between the Board and the Chairman of the Board; serving as Chairman of the Board during executive sessions of non-employee directors; and facilitating communications between committees and from Company employees and stockholders to the Board. The Lead Director is nominated and appointed by Board resolution.

Each non-employee director is entitled to receive an annual grant of stock options to purchase 7,500 shares of our common stock on the date of each annual meeting of stockholders under our 2002 Option Plan. As discussed in the following paragraph, however, since March 2004, we have been awarding annual grants of restricted shares in lieu of these annual grants of stock options. The 2002 Option Plan also provides for an initial, automatic grant of an option (“Initial Option”) to purchase 17,500 shares of our common stock upon a new non-employee director’s election to our Board.

A non-employee director granted an Initial Option on, or within a period of six months prior to, the date of an annual meeting of stockholders is not entitled to receive an annual option with respect to that annual stockholders’ meeting. Each Initial Option and annual option granted under the 2002 Plan has an exercise price per share equal to or in excess of the fair market value per share of our common stock on the date of grant and a term of ten years. Both the Initial Options and the annual options granted to newly elected or appointed non-employee directors vest and become exercisable in four substantially equal installments on each of the four anniversaries of the date of grant of the option. All automatic non-employee director options granted under the 2002 Plan are nonqualified stock options. They must be exercised, if at all, within 12 months after a non-employee director’s termination of service with us by reason of death or disability and otherwise within three months after termination of service, but in no event later than the expiration of the option’s term. In the event of a Change in Control (which would include the potential merger with Lone Star), all automatic non-employee director options will become fully vested and exercisable.

In response to changing industry practices and competitive pressures in early 2004, the Board conducted a review of the retention and incentive practices of certain of the Company’s competitors and peers. Following that review, the Board determined that the outside director retention goals of the Company were better met through an annual grant of restricted shares of Company common stock under the DCP in lieu of the annual grant of options to purchase 7,500 shares of common stock under the 2002 Option Plan. In March 2004, the Board approved annual grants of restricted shares of common stock under the DCP with a dollar value equivalent of $90,000 for each non-employee director. For non-employee directors then serving on the Board, the grants occur annually on February 14, the anniversary of the effective date of the Company’s initial public offering in 2003. Non-employee directors who joined the board after 2004 were and are entitled to receive their restricted share grants on the first day of the calendar quarter nearest to that director’s anniversary of election or appointment to the Board. Each restricted share grant vests upon the second anniversary of its date of grant. In order to receive the restricted share grant(s), each non-employee director is required to sign, and has signed, a waiver of his or her right to receive the annual option grant under the 2002 Plan; however, new non-employee directors will continue to receive an Initial Option, and any Initial Option previously granted under the 2002 Option Plan will continue to remain outstanding.

In addition to the foregoing, the Company reimburses all non-employee directors for expenses incurred to attend meetings of our Board or its committees, promptly after such expense is incurred.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2006, the Compensation Committee consisted of Mr. Berglund, Mr. Espy and Mr. Erickson. None of these directors is or ever has been an officer of the Company, nor have any of them had any contractual or other relationships with Accredited during the fiscal year except serving as directors. In addition, none of the members of the Compensation Committee is an executive officer of another entity at which one of the Company’s executive officers serves on the board of directors.

The Board of Directors has determined that at the time of service each member of the Compensation Committee satisfied the definition of independence described in Rule 4200(15)(a). The Board of Directors determines the compensation of members of the Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board has furnished the Compensation Discussion and Analysis below relating to compensation for fiscal year 2006 for the Chief Executive Officer and the other executive officers listed in the Summary Compensation Table. The Compensation Committee is comprised of non-employee directors, each of whom has been affirmatively determined by the Board to be an “independent director” as defined by the NASDAQ Marketplace Rules. The Compensation Committee is responsible for managing the compensation of the executive officers of the Company, including the review and approval of policies governing such compensation, review of the performance of the executive officers and determining or recommending to the Board the compensation levels for executive officers.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Information Statement.

Compensation Committee

Bowers W. Espy (Chairman)
James H. Berglund
Gary M. Erickson

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We currently maintain six compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants. These consist of the 1995 Stock Option Plan, the 1995 Executive Stock Option Plan, the 1998 Stock Option Plan, the 2002 Stock Option Plan(1), the 2002 Employee Stock Purchase Plan(2) (the “Purchase Plan”) and the Deferred Compensation Plan, all of which have been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2006:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders(1)	1,522,940	$32.49	2,280,922	(2)
Equity compensation plans not approved by stockholders	—	—	—

Total	1,522,940	$32.49	2,280,922	(2)

(1)	The shares that are reserved for issuance under the 2002 Stock Option Plan are subject to automatic increase on January 1 and July 1 of each year through July 1, 2013 by a number of shares equal to the lower of (a) 12% of the issued and outstanding shares of the Company’s common stock (calculated as of the immediately preceding December 31 and June 30, as applicable) minus (1) shares subject to options under all of the Company’s option plans and (2) shares available for grant under the 2002 Stock Option Plan or (b) such lower amount as determined by the Board.

(2)	Includes 1,173,689 shares reserved for issuance under the Deferred Compensation Plan.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of June 18, 2007, certain information regarding the beneficial ownership of our common stock of each person known to be the beneficial owner of more than five percent of the outstanding common stock, each of our directors, each of our Named Executive Officers and all our executive officers and directors as a group. Unless otherwise specified, the information in the table below is as of June 18, 2007 and the address of each named beneficial owner is c/o Accredited Home Lenders Co., 15253 Avenue of Science, San Diego, California 92128.

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent(3)
Farallon Funds, Farallon General Partner and Farallon Individual Reporting Persons(4)	2,594,983	10.0%
One Maritime Plaza, Suite 2100
San Francisco, CA 94111
Ruane, Cunniff & Goldfarb, Inc.(5)	1,687,476	6.7%
767 Fifth Avenue, Suite 4701
New York, NY 10153-4798
Goldman Sachs Asset Management, L.P.(6)	1,493,739	6.0%
32 Old Slip
New York, NY 10005
Silver Point Capital, L.P.(7)	1,300,000	5.2%
Two Greenwich Plaza
Greenwich, CT 06830
James A. Konrath(8)	1,867,554	7.4%
Joseph J. Lydon(9)	743,711	3.0%
Stuart D. Marvin(10)	80,762	*
Jeffrey W. Crawford(11)	65,646	*
Jody A. Gunderson(12)	59,345	*
John S. Buchanan(13)	24,425	*
Richard T. Pratt(14)	28,890	*
James H. Berglund(15)	22,131	*
Gary M. Erickson(16)	21,451	*
Bowers W. Espy(17)	15,163	*
Stephen E. Wall	5,706
David Hertzel(18)	46,140
A. Jay Meyerson	65,974
Directors and executive officers as a group (16 persons)(18)	3,046,898	12.0%

*	Less than 1%.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under the rules of the SEC, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days.

(3)	Calculated on the basis of 25,122,152 shares of common stock outstanding as of June 18, 2007, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after June 18, 2007 are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.

(4)	Information is based on a Schedule 13D, as most recently amended on June 4, 2007. Based on the Schedule 13D, we believe that the reporting persons have shared voting or dispositive power over the shares as follows:

Reporting Person	Shared Voting Power	Shared Dispositive Power
Farallon Capital Partners, L.P.	317,800	317,800
Farallon Capital Institutional Partners, L.P.	253,900	253,900
Farallon Capital Institutional Partners II, L.P.	22,100	22,100
Farallon Capital Institutional Partners III, L.P.	19,500	19,500
Tinicum Partners, L.P.	10,700	10,700
Farallon Capital Offshore Investors II, L.P.	353,800	353,800
Mortgage Investments Funding L.L.C.	827,684	827,684
Farallon Capital Management, L.L.C.	1,659,567	1,659,567
Farallon Partners, L.L.C.	977,800	977,800
Chun R. Ding	2,594,983	2,594,983
William F. Duhamel	2,594,983	2,594,983
Richard B. Fried	2,594,983	2,594,983
Monica R. Landry	2,594,983	2,594,983
Douglas M. MacMahon	2,594,983	2,594,983
William F. Mellin	2,594,983	2,594,983
Stephen L. Millham	2,594,983	2,594,983
Jason E. Moment	2,594,983	2,594,983
Rajiv A. Patel	2,594,983	2,594,983
Derek C. Schrier	2,594,983	2,594,983
Thomas F. Steyer	2,594,983	2,594,983
Mark C. Wehrly	2,594,983	2,594,983

As reported to the SEC, certain of the Farallon reporting persons (the “Reporting Persons”) own 1,767,299 shares and one of the Reporting Persons, Mortgage Investments Funding, L.L.C. (“MIF”) owns a warrant (the “Warrant”) to purchase 3,226,431 shares at a purchase price of $10.00 per share, subject to adjustment pursuant to the terms of the Warrant. Pursuant to the terms of the Warrant, MIF can currently exercise the Warrant in part to acquire a number of shares that, when taken together with the 1,767,299 shares owned by the Reporting Persons, is equal to one share less than 10.0% of our shares outstanding. The number in the table rounded to 10.0%. The remainder of the Warrant will become exercisable if and when certain state regulatory approvals are obtained.

(5)	Based on a Schedule 13G filed by Ruane, Cunniff & Goldfarb, Inc. with the SEC on December 31, 2006, Ruane, Cunniff & Goldfarb retains sole voting power with respect to 1,532,743 of its 1,687,476 shares, and retains sole dispositive power with respect to all of its 1,687,476 shares.

(6)	Based on a Schedule 13G filed by Goldman Sachs Asset Management, L.P. with the SEC on December 31, 2006, Goldman Sachs Asset Management retains sole voting power on 1,338,522 of its 1,493,739 shares and sole dispositive power with respect to all of its 1,493,739 shares.

(7)	Based on a Schedule 13G filed by Silver Point Capital, L.P. with the SEC on May 11, 2007, Silver Point Capital, L.P. retains sole voting power on 1,3000,000 of its 1,3000,000 shares and sole dispositive power with respect to all of its 1,3000,000 shares.

(8)	Includes 1,481,414 shares held in a family trust and 376,474 shares held in annuity trusts and 9,666 share of phantom stock vested under the Company’s Deferred Compensation Plan that will be settled in shares of our common stock on a one-for-one basis. Based on a Schedule 13G filed by Mr. Konrath with the SEC on February 9, 2007, Mr. Konrath retains shared voting power with respect to all shares and shared dispositive power with respect to all shares.

(9)	Includes 125,750 shares held in a family trust and 300,000 shares held in Joseph Lydon 2006 GRAT and 300,000 shared held in Andrea Lydon 2006 GRAT and 17,961 shares of phantom stock vested under the Company’s Deferred Compensation Plan that will be settled in shares of our common stock on a one-for-one basis, commencing on termination.

(10)	Includes 45,000 shares subject to options that may be exercisable within 60 days of June 18, 2007 and 21,360 shares subject to vesting and a Company reacquisition right.

(11)	Includes 40,437 shares held in a family trust and 13,458 shares subject to options that may be exercised within 60 days of June 18, 2007 and 11,751 shares of phantom stock vested under the Company’s Deferred Compensation Plan that will be settled in shares of our common stock on a one-for-one basis, commencing on termination.

(12)	Includes 51,000 shares subject to options that may be exercised within 60 days of June 18, 2007 and 2,460 shares of phantom stock vested under the Company’s Deferred Compensation Plan that will be settled in shares of our common stock on a one-for-one basis, commencing on termination.

(13)	Includes 11,831 share held in a trust and 10,000 shares subject to options that may be exercised within 60 days of June 18, 2007 and 2,394 shares of phantom stock vested under the Company’s Deferred Compensation Plan that will be settled in shares of our common stock on a one-for-one basis.

(14)	Includes 17,500 shares subject to options that may be exercised within 60 days of June 18, 2007 and 2,460 shares of phantom stock vested under the Company’s Deferred Compensation Plan that will be settled in shares of our common stock on a one-for-one basis, commencing on termination.

(15)	Includes 17,500 shares subject to options that may be exercised within 60 days of June 18, 2007 and 4631 shares of phantom stock vested under the Company’s Deferred Compensation Plan that will be settled in shares of our common stock on a one-for-one basis, commencing on termination.

(16)	Includes 17,500 shares subject to options that may be exercised within 60 days of June 18, 2007 and 2,460 shares of phantom stock vested under the Company’s Deferred Compensation plan that will be settled in shares of our common stock on a one-for-one basis.

(17)	Includes 13,125 shares subject to options that may be exercised within 60 days of June 18, 2007 and 2,038 shares of phantom stock vested under the Company’s Deferred Compensation Plan that will be settled in shares of our common stock on a one-for-one basis.

(18)	Includes 18,500 shares subject to options that may be exercised within 60 days of June 18, 2007 and 1,852 shares of phantom stock vested under the Company’s Deferred Compensation Plan that will be settled in a share of our common stock on a one-for-one basis.

(19)	See notes 8 through 18. Includes 203,583 shares subject to options exercisable within 60 days of June 18, 2007 and 57,673 shares of phantom stock vested under the Company’s Deferred Compensation Plan that will be settled in shares of our common stock on a one-for-one basis.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Our named executive officers are due certain possible payments and benefits upon termination of employment or a change in control. These payments and benefits are summarized in this section (“Potential Payments Upon Termination or Change in Control”) assuming December 31, 2006 as the date of termination of employment and/or the date of a change in control. The December 31, 2006 date is required under Securities and Exchange Commission regulations. The intrinsic value of acceleration of stock options is based upon the difference between $27.35 per share with respect to each share underlying such option, the fair market value of our common stock on December 31, 2006, and the exercise price of each such option. The intrinsic value of acceleration of restricted stock and restricted stock units is based upon $27.35 per share with respect to each share underlying such award, the fair market value of our common stock on December 31, 2006.

Employment Agreements—Only one of the named executive officers, Mr. Stuart Marvin, is a party to an employment agreement with the Company. The employment agreement is described in more detail in the explanation to the Summary Compensation Table, above. Pursuant to his employment agreement, in the event of Mr. Marvin’s termination without cause by the Company, he will be entitled to receive any salary unpaid as of the date of termination, and no other severance pay or benefits. In the event of a voluntary termination of employment by Mr. Marvin for any reason, he will be entitled to receive any salary accrued and unpaid as of the date of termination, and no other severance pay or benefits. Pursuant to the two restricted stock awards of 14,240 shares each granted in conjunction with Mr. Marvin’s employment agreement, Mr. Marvin will become 100% vested in the restricted stock if, within one year after a Change in Control (which would include the potential merger with Lone Star), his employment is terminated without Cause or he resigns for Good Reason.

For these purposes, “Cause” means termination of Mr. Marvin’s employment for any of the following reasons: (i) theft, dishonesty or falsification of business records; (ii) improper use or disclosure of confidential or proprietary information regarding the Company; (iii) failure of Mr. Marvin to perform his job, including all assigned duties; (iv) Mr. Marvin’s material breach of his employment agreement that is not cured as provided in the agreement; (v) Mr. Marvin’s conviction of a criminal act which impairs his ability to perform duties for the Company; and (vi) any action by Mr. Marvin which has a detrimental effect on the business of the Company.

Mr. Marvin will have “Good Reason” to terminate his employment if (i) his compensation, including salary, bonus and perquisites, are reduced from the compensation level in effect during the year preceding the Change in Control (which would include the potential merger with Lone Star); or (ii) without his consent, Mr. Marvin’s principal place of the employment is moved to a location that is more than 50 miles from his current place of employment; or (iii) there is a material diminution of Mr. Marvin’s title or duties with the Company.

The intrinsic value of accelerating the vesting of restricted stock in connection with Mr. Marvin’s termination of employment without Cause or his resignation for Good Reason on December 31, 2006 (provided that such termination occurred within one year following a Change in Control as required by Mr. Marvin’s employment agreement) would be $778,928.

Stock Option Plans—Certain rights are granted to our named executive officers under the Stock Option Plans in the event of a change in control of the Company. The following is a description of the rights of option holders with regard to options relating to Common Stock held as of the date of the change in control.

Awards of stock options that were granted to named executive officers are reflected in the Summary Compensation Table and the Grant of Plan-Based Awards Table. These options are granted under one or more of the following plans maintained by the Company:

2002 Stock Option Plan:

Certain of our named executive officers have been granted options under the 2002 Stock Option Plan. Under the 2002 Stock Option Plan and its stock award agreements, upon a Change of Control (which would include the Merger), any outstanding options may be assumed by an acquiring company or substituted with options of the acquiring company. Any Options which are not assumed, exchanged or exercised as of the date of the Change of Control terminate and cease to be outstanding effective as of the date of the Change of Control. Though acceleration is not required under the 2002 Stock Option Plan, the intrinsic value of accelerating of vesting of stock options granted under the 2002 Stock Option Plan to the named executive officers in connection with a Change of Control effective December 31, 2006 is as follows: Mr. Konrath $0, Mr. Marvin $1,276,342, Mr. Crawford $686,020, Mr. Hertzel $2,270, Mr. Lydon $0 and Mr. Buchanan $3,419.

1998 Stock Option Plan:

Certain of our named executive officers have been granted options under the 1998 Stock Option Plan. Under the 1998 Stock Option Plan and its stock award agreements, upon a Transfer of Control (which would include the Merger), any outstanding options may be assumed by an acquiring company or substituted with options of the acquiring company. Any Options which are not assumed, exchanged or exercised as of the date of the Transfer of Control terminate and cease to be outstanding effective as of the date of the Transfer of Control. Though acceleration is not required under the 1998 Stock Option Plan, the intrinsic value of accelerating of vesting of stock options granted under the 1998 Stock Option Plan to the named executive officers in connection with a Transfer of Control effective December 31, 2006 is $0.

1995 Stock Option Plan:

Certain of our named executive officers have been granted options under the 1995 Stock Option Plan. Under the 1995 Stock Option Plan and its stock award agreements, upon a Transfer of Control (which would include the Merger), any outstanding options may be assumed by an acquiring company or substituted with options of the acquiring company. Any Options which are not assumed, exchanged or exercised as of the date of the Transfer of Control terminate and cease to be outstanding effective as of the date of the Transfer of Control. Though not required under the 1995 Stock Option Plan, the intrinsic value of accelerating of vesting of stock options granted under the 1995 Stock Option Plan to the named executive officers in connection with a Change of Control effective December 31, 2006 is $0.

1995 Executive Stock Option Plan

Certain of our named executive officers have been granted options under the 1995 Executive Stock Option Plan. Under the 1995 Executive Stock Option Plan and its stock award agreements, upon a Transfer of Control (which would include the Merger), any unexercisable and/or unvested portion of such outstanding Option shall be immediately exercisable and fully vested as of the date thirty (30) days prior to the Transfer of Control. Any Options which are not exercised as of the date of the Transfer of Control shall terminate and cease to be outstanding effective as of the date of the Transfer of Control. The intrinsic value of accelerating of vesting of stock options granted under the 1995 Executive Stock Option Plan in connection with a Transfer of Control effective December 31, 2006 is $0.

Deferred Compensation Plan—Certain of our named executive officers participate in the DCP, which is described in more detail in the explanation to the Nonqualified Deferred Compensation for Fiscal 2006 table, above. Upon a termination of employment for any reason on December 31, 2006, participants in the 2002 Deferred Compensation Plan would have received the amounts in the “Aggregate Balance Last Fiscal Year End” column in the Non-qualified Deferred Compensation table, above.

The 2002 Deferred Compensation Plan provides for discretionary Company contributions which may be made in either cash or stock. Such Company contributions vest over four (4) years. The Company has made Company contributions in the form of restricted stock unit awards which vest 50% after two years, and additional 25% after three years, and the final 25% after the fourth year. In the event of a Participant’s disability, retirement, death (provided that at the time of such Participant’s death the Participant was providing service to the Company), or the Participant’s termination of employment, if the sum of such Participant’s age and years of service with the Company equal or exceed seventy (70)), the Participant shall become one hundred percent (100%) vested in all Company contributions under the plan. In addition, a Participant shall become one hundred percent (100%) vested in all Company contributions in the event that if within one (1) year after a Change in Control (which would include the Merger), the Participant’s employment is terminated without cause, or if the Participant resigns for Good Reason.

Cause means a termination of employment for any of the following reasons: (i) theft, dishonesty or falsification of business records; (ii) improper use or disclosure of confidential or proprietary information regarding the Company; (iii) failure of a Participant to perform his or her job, including all assigned duties; (iv) any material breach of a written employment agreement which is not cured pursuant to the terms of the agreement; (v) a Participant’s conviction of a criminal act which impairs his or her ability to perform duties for the Company; or (vi) any action by a Participant which has a detrimental effect on the business of the Company. Good Reason means: (i) a Participant’s compensation, including salary, bonus and perquisites, are reduced from the compensation level in effect for Participant during the year preceding the Change in Control (or such shorter period of time as the Participant was employed by the Company); or (2) without the Participant’s consent, the relocation of the principal place of the Participant’s employment to a location that is more than fifty (50) miles from the Participant’s current place of employment; or (3) a material diminution of the Participant’s title or duties with the Company. In the event that the named executive officers’ employment was terminated on December 31, 2006 on account of death, disability, retirement or on account of a termination without Cause or a resignation for Good Reason (with such terminations occurring within one year following a Change in Control), the intrinsic value of accelerating of vesting of restricted stock units granted with respect to Company contributions under the 2002 Deferred Compensation Plan would be as follows: Mr. Konrath $978,884, Mr. Marvin $0, Mr. Crawford $634,356, Mr. Hertzel $180,100, Mr. Lydon $979,841 and Mr. Buchanan $185,925.

Merger Agreement

The Merger Agreement provides that: (i) each outstanding restricted share shall vest upon the consummation of the Merger and be immediately exchanged for a cash payment equal to the Merger Consideration (as defined in the Merger Agreement), less any applicable withholding taxes and without interest; (ii) each outstanding restricted stock unit under the DCP shall, upon the consummation of the Merger, be immediately exchanged for a cash payment equal to the Merger Consideration and the Merger Consideration will be contributed to a trust under the DCP, with the vesting and subsequent distribution of such contributed amounts to occur in accordance with the DCP; and (iii) each option to purchase Company Stock currently outstanding shall immediately vest upon the consummation of the Merger and be immediately exchanged for a cash payment equal to the difference between the exercise price of such option and the Merger Consideration, less any applicable withholding taxes and without interest. As an alternative to the cashout of the restricted shares or options, certain officers or directors may be presented the opportunity to exchange such equity for shares of the Offeror under terms to be determined by the officer/director and the Offeror.

ITEM 13.	Certain Relationships and Related Transactions

Transactions Involving Officers, Directors and 5% Stockholders

Since January 1, 2006, there has been no transaction to which we were a party in which the amount involved exceeded $60,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had a direct or indirect material interest, other than the compensation arrangements, including stock option agreements, and other agreements and transactions which are described herein and the transactions described below.

Transactions with Accredited Mortgage Loan REIT Trust

AHL is our wholly owned subsidiary and the direct corporate parent of the REIT. We are the indirect corporate parent of the REIT and the guarantor with respect to payments on the REIT’s outstanding publicly held preferred shares. The REIT may have interests which are not identical to ours. Consequently, conflicts of interest may arise with respect to transactions, including, without limitation, the REIT’s acquisition of mortgage loans from AHL and the provision by AHL of advisory services to the REIT. It is our intention, and that of the REIT, that any agreements and transactions between us, on the one hand, and AHL, the REIT and/or their respective affiliates, on the other hand, are fair to all parties and consistent with market terms. However, there can be no assurance that such transactions will be on terms as favorable to us as those that could have been obtained from unaffiliated third parties.

On October 1, 2004, the REIT entered into an intercompany administration and servicing agreement with AHL whereby the REIT compensates AHL for loan servicing, treasury, accounting, tax and other administrative services provided by AHL. The REIT pays to AHL a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced by it, plus miscellaneous fee income collected from mortgagors, including late payment charges, assumption fees and similar items. The REIT, on the one hand, and AHL, on the other hand, may offset any balance or amount due from one party to the other under this agreement or any other contract entered into between such parties. Therefore, on each settlement date, either the REIT or AHL will pay to the other party interest on the net average balance payable at an annual rate equal to the Six-Month LIBOR plus 1.0%. In 2006, the net payments to the REIT from Accredited pursuant to this agreement were $10.3 million.

AHL has previously executed securitizations of residential mortgage loans in which it obtained the related retained interests. During 2004, AHL transferred the retained interests in the Accredited Mortgage Loan Trust 2002-1, 2002-2, 2003-1, 2003-2, 2003-3 and 2004-1 securitizations to the REIT as a net contribution of capital totaling $59.1 million, which does not include additional cash contributions and subsequent contributions of assets and liabilities during 2004 for the Accredited Mortgage Loan Trust 2004-2, 2004-3 and 2004-4 securitizations. In addition, the REIT subsequently acquired the mortgage assets for the Accredited Mortgage Loan Trust 2004-2, 2004-3, 2005-1, 2005-2, 2005-3, 2005-4, 2006-1, 2006-2 and 2007-1 securitizations as contributions of capital from AHL. These mortgage assets consisted primarily of residential mortgage loans, or interests in these mortgage loans, that had been originated or acquired by AHL.

During 2006, AHL and the REIT, as several borrowers or sellers, entered into warehouse transactions with lenders to finance the related mortgage loans that may be contributed by AHL to the REIT and then subsequently securitized with permanent bond financing. As of June 18, 2007, AHL and the REIT are party to two warehouse facilities which permit the securitization of mortgage loans directly from the warehouse facility. The duration of these facilities is one year. Each of the agreements has a cross-collateralization provision between AHL and the REIT, and AHL provides a guarantee of the REIT’s obligations under the credit facilities. Also, Accredited provides a guarantee of AHL’s and the REIT’s obligations under each of the credit facilities. In addition, the facilities are structured so that the REIT only has monetary responsibilities for a limited period of time prior to a securitization and otherwise does not have any monetary obligations under the facilities. The net proceeds of the securitizations are to be primarily used by AHL or the REIT to repay the warehouse debt and pay other expenses of the securitization.

During 2006, REIT entered into two $100 million master repurchase agreements secured by owner trust certificates of securitized mortgage loans for which the REIT was the depositor. Accredited provided a guarantee under the facilities.

Transactions with Farallon Capital Management, LLC and Related Entities

In March 2007, the Company closed a $230 million term loan facility provided by Farallon Capital Management, LLC and related entities (collectively, “Farallon”). The loans under the facility have a five-year term and may be repaid by Accredited at any time over the life of the loan, subject to certain conditions and prepayment fees. The loans are secured by a pledge of certain subsidiaries, including all domestic subsidiaries, and a security interest over certain assets. In connection with the financing, Farallon received warrants to acquire up to approximately 3.23 million shares of the Company’s common stock at an exercise price of $10 per share. In connection with the consummation of a change of control transaction such as the Offer, Farallon can require the Company to purchase the warrants and the Company can require Farallon to sell the warrants, in each case, for an amount per warrant equal to the Offer price (or the then current market price of the Company’s common stock, if greater) less the warrant exercise price per share. If not previously exercised, the warrants will expire in ten years from the issuance date. We also entered into an investor rights agreement with Farallon pursuant to which Farallon was granted certain preemptive rights, registration rights and board observer rights. Proceeds of the term loan can be used for general working capital, the funding of mortgage loans, and other corporate needs.

Review and Approval of Related Party Transactions

As required by the ruled of the NASDAQ Marketplace and pursuant to the charter of the Audit Committee, the Audit Committee reviews and approves any related party transactions entered into between the Company and related parties and reviews each such transaction for potential conflicts and other improprieties. There are at present no written or otherwise established policies for reviewing and approving related party transactions except for the provisions of the Audit Committee Charter described above.

Director Independence

The Board has determined that all members of the Board, other than Mr. Konrath, Mr. Lydon and Mr. Meyerson, qualify as “independent directors” under the Marketplace rules of NASDAQ. Mr. Konrath and Mr. Lydon are not independent because they are employed and serve as executives of the Company or one or more of its subsidiaries. Mr. Meyerson is not independent because he is the former Chief Executive Officer and Chairman of Aames Investment Corporation, which was acquired by Accredited in October 2006. Each Director who serves on the Compensation Committee, the Audit Committee and the Corporate Governance and Nominating Committee is an independent director under the NASDAQ Marketplace rules. In addition, the Board has determined that each Director who serves on the Audit Committee is “independent” within the meaning of the rules of the SEC.

ITEM 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to Accredited Home Lenders Holding Co. for the fiscal year ended December 31, 2006 by Squar, Milner, Peterson, Miranda & Williamson, LLP and Grant Thornton LLP, and for the fiscal year ended 2005 by Grant Thornton LLP and Deloitte & Touche LLP:

	2006	2005
	(in thousands)
Audit Fees(1)	$3,486	$1,407
Audit-Related Fees(2)	—	—
Tax Fees(3)	404	185
All Other Fees(4)	56	133

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements (including compliance testing related to internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002), for the audit of the REIT’s annual financial statements, and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements. On April 10, 2007, Squar, Milner, Peterson, Miranda & Williamson LLP was engaged as Accredited’s independent registered public accountant. The amount reflected under the heading “Fiscal 2006” includes $1,446,000 in fees paid to Squar, Milner, Peterson, Miranda & Williamson LLP. The amount reflected under the heading “Fiscal 2006” also includes $2,040,000 in fees paid to Grant Thornton who resigned as Accredited’s principal auditor on March 30, 2007. The amount reflected under the heading “Fiscal 2005” in the table above includes approximately $80,000 of fees billed by Deloitte & Touche LLP.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audits and miscellaneous tax questions throughout the fiscal year. The amounts in the table above consist entirely of fees billed by Deloitte & Touche LLP, our principal tax accountant.

(4)

All Other Fees consist of fees for products and services other than the services reported above. The amount under the heading “Fiscal 2006” in the table above consists entirely of fees billed by Grant Thornton for agreed upon procedures on the securitizations that occurred during the fiscal year and services related to the

Carmel Mountain Funding facility. The amount reflected under heading “Fiscal 2005” in the table above consists entirely of fees billed by Deloitte & Touche LLP.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval. The chair of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve additional services on a case-by-case basis, and such approvals are communicated to the full Audit Committee at its next meeting. The Audit Committee approved 100% of the services described in the table above.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
Page

A.	Financial Statements of Accredited:

	Reports of Independent Registered Public Accounting Firms	F-2

	Consolidated Balance Sheets as of December 31, 2006 and 2005	F-5

	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2006	F-6

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2006	F-7

	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006	F-8

	Notes to Consolidated Financial Statements	F-9

B.	Financial statements of the REIT:

	Reports of Independent Registered Public Accounting Firms	F-48

	Balance Sheets as of December 31, 2006 and 2005	F-51

	Statements of Operations for each of the two years ended December 31, 2006 and 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-52

	Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the two years ended December 31, 2006 and 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-53

	Statements of Cash Flows for each of the two years ended December 31, 2006 and 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-54

	Notes to Financial Statements	F-55

2.	Financial Statement Schedules

All such schedules have been omitted because the information required to be set forth therein is not applicable or is provided elsewhere.

3.	Exhibits

For a list of exhibits filed with this Annual Report on Form 10-K, refer to the Exhibit Index beginning on page 145.

(b)	Exhibits

For a list of exhibits filed with this Annual Report on Form 10-K, refer to the Exhibit Index beginning on page 145.

(c)	Financial Statement Schedules

All such schedules have been omitted because the information required to be set forth therein is not applicable or is provided elsewhere.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JAMES A. KONRATH James A. Konrath	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 1, 2007

/S/ JOSEPH J. LYDON Joseph J. Lydon	President, Chief Operating Officer and Director	August 1, 2007

/S/ STUART D. MARVIN Stuart D. Marvin	Executive Vice President and Secretary (Principal Financial and Accounting Officer)	August 1, 2007

/S/ JAMES H. BERGLUND James H. Berglund	Director	August 1, 2007

/S/ GARY M. ERICKSON Gary M. Erickson	Director	August 1, 2007

/S/ BOWERS W. ESPY Bowers W. Espy	Director	August 1, 2007

/S/ JODY A. GUNDERSON Jody A. Gunderson	Director	August 1, 2007

/S/ A. JAY MEYERSON A. Jay Meyerson	Director	August 1, 2007

/S/ RICHARD T. PRATT Richard T. Pratt	Director	August 1, 2007

/S/ STEPHEN E. WALL Stephen E. Wall	Director	August 1, 2007

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger, dated January 30, 2003, among Accredited Home Lenders, Inc., Accredited Home Lenders Holding Co. and AHL

2.2(2)	Agreement and Plan of Merger, dated as of May 24, 2006, among Aames Investment Corp., Accredited Home Lenders Holding Co. and AHL Acquisition, LLC.

2.3(27)	Agreement and Plan of Merger, dated as of June 4, 2007, by and among LSF5 Accredited Investments, LLC, LSF5 Accredited Merger Co., Inc. and the Company.

2.4(28)	First Amendment to Agreement and Plan of Merger, dated as of June 15, 2007, by and among the Company, LSF5 Accredited Investments, LLC, and LSF5 Accredited Merger Co., Inc.

3.1	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

3.3(41)	Certificate of Incorporation of Accredited Acceptance Corp.

3.4(41)	By-Laws of Accredited Acceptance Corp.

4.1(3)	Specimen Common Stock Certificate.

4.2(4)	Second Amended and Restated Investors’ Rights Agreement.

4.3(5)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated August 11, 2004, relating to preferred shares of Accredited Mortgage Loan REIT Trust.

4.4(6)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated October 4, 2004, relating to preferred shares of Accredited Mortgage Loan REIT Trust.

4.5(21)	Declaration of Trust of Accredited Mortgage Loan REIT Trust.

4.6(5)	Specimen certificate for Accredited Mortgage Loan REIT Trust’s preferred shares of beneficial interest.

4.7(5)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of August 12, 2004 relating to preferred shares of Accredited Mortgage Loan REIT Trust.

4.8(6)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of October 6, 2004 relating to preferred shares of Accredited Mortgage Loan REIT Trust.

4.9(22)	Base Indenture by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated May 10, 2005

4.10(22)	Series 2005-A Supplement to Base Indenture by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated May 10, 2005

4.11(22)	Mortgage Loan Purchase and Servicing Agreement by and among Carmel Mountain Funding Trust, Accredited Home Lenders, Inc., and Accredited Home Lenders Holding Co., dated May 10, 2005

4.12(22)	ISDA Master Agreement by and between Calyon New York Branch and Carmel Mountain Funding Trust, dated May 10, 2005

4.13(22)	Schedule to the Master Agreement by and between Calyon New York Branch and Carmel Mountain Funding Trust, dated May 10, 2005

4.14(22)	Confirmation of Swap Transaction by and between Carmel Mountain Funding Trust and Calyon New York Branch, dated May 10, 2005

4.15(22)	Security Agreement by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated May 10, 2005

4.16(22)	Schedule to the Master Agreement by and between Lehman Brothers Special Financing Inc. and Accredited Home Lenders, Inc., dated May 10, 2005

4.17(22)	ISDA Credit Support Annex to the Schedule to the Master Agreement by and between Lehman Brothers Special Financing Inc. and Accredited Home Lenders, Inc., dated May 10, 2005.

4.18(22)	Guarantee of Lehman Brothers Holdings Inc., dated May 10, 2005.

4.19(22)	ISDA Credit Support Annex to the Schedule to the Master Agreement between Calyon New York Branch and Accredited Home Lenders, Inc., dated May 10, 2005.

4.20(22)	Schedule to the Master Agreement between Calyon New York Branch and Accredited Home Lenders, Inc., dated May 10, 2005.

4.21(22)	Collateral Agency and Intercreditor Agreement, dated May 10, 2005.

4.22(7)	Indenture, dated as of August 1, 2004, between Accredited Mortgage Loan Trust 2004-3, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as indenture trustee.

4.23(7)	Amended and Restated Trust Agreement, dated as of August 26, 2004, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.24(7)	Sale and Servicing Agreement, dated as of August 1, 2004, among Accredited Home Lenders, Inc., as Sponsor and as Master Servicer, Accredited Mortgage Loan Trust 2004-3, as Issuer, Countrywide Home Loans Servicing LP, as Backup Servicer and the Indenture Trustee.

4.25(8)	Indenture, dated as of November 1, 2004, between Accredited Mortgage Loan Trust 2004-4, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as indenture trustee.

4.26(8)	Amended and Restated Trust Agreement, dated as of November 22, 2004, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.27(8)	Sale and Servicing Agreement, dated as of November 1, 2004, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2004-4, as Issuer and the Indenture Trustee.

4.28(9)	Indenture, dated as of February 1, 2005, between Accredited Mortgage Loan Trust 2005-1, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as indenture trustee.

4.29(9)	Amended and Restated Trust Agreement, dated as of February 24, 2005, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.30(9)	Sale and Servicing Agreement, dated as of February 1, 2005, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2005-1, as Issuer and the Indenture Trustee.

4.31(9)	Master Agreement, dated February 24, 2005 between Accredited Mortgage Loan Trust 2005-1 and Swiss Re Financial Products Corporation.

4.32(10)	Indenture, dated as of May 1, 2005, between Accredited Mortgage Loan Trust 2005-2, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as indenture trustee.

4.33(10)	Amended and Restated Trust Agreement, dated as of May 26, 2005, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.34(10)	Sale and Servicing Agreement, dated as of May 1, 2005, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2005-2, as Issuer and the Indenture Trustee.

4.36(11)	Indenture, dated as of August 1, 2005, between Accredited Mortgage Loan Trust 2005-3, a Delaware statutory trust acting through its owner trustee and LaSalle Bank National Association, as Indenture Trustee.

4.37(11)	Amended and Restated Trust Agreement, dated as of August 25, 2005, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.38(11)	Sale and Servicing Agreement, dated as of August 1, 2005, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2005-3, as Issuer and the Indenture Trustee.

4.39(11)	Master Agreement, dated August 25, 2005 between Accredited Mortgage Loan Trust 2005-3 and Swiss Re Financial Products Corporation.

4.40(12)	Indenture, dated as of November 1, 2005, between Accredited Mortgage Loan Trust 2005-4, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

4.41(12)	Amended and Restated Trust Agreement, dated as of November 23, 2005, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.42(12)	Sale and Servicing Agreement, dated as of November 1, 2005, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2005-4, as Issuer and the Indenture Trustee.

4.43(12)	Master Agreement, dated November 23, 2005 between Accredited Mortgage Loan Trust 2005-4 and Barclays Bank PLC.

4.44(25)	Amendment No. 1 to the Base Indenture by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated August 23, 2006.

4.45(25)	Series 2006-A Supplement to Base Indenture by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated August 23, 2006.

4.46(25)	Amendment No. 1 to the Mortgage Loan Purchase and Servicing Agreement by and among Carmel Mountain Funding Trust, Accredited Home Lenders, Inc., and Accredited Home Lenders Holding Co., dated August 23, 2006.

4.47(25)	Amended and Restated Security Agreement by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated August 23, 2006.

4.48(25)	Amended and Restated Schedule to the Master Agreement by and between Calyon New York Branch and Carmel Mountain Funding Trust, dated August 23, 2006.

4.49(25)	Amended and Restated Confirmation of Swap Transaction by and between Carmel Mountain Funding Trust and Calyon New York Branch, dated August 23, 2006.

4.50(25)	Amended and Restated Schedule to the Master Agreement by and between Lehman Brothers Special Financing Inc. and Accredited Home Lenders, Inc., dated August 23, 2006 and Guarantee of Lehman Brothers Holdings, Inc., dated August 23, 2006.

4.51(25)	Amended and Restated ISDA Credit Support Annex to the Schedule to the Master Agreement by and between Lehman Brothers Special Financing Inc. and Accredited Home Lenders, Inc., dated August 23, 2006.

4.52(25)	Amended and Restated Confirmation of Swap Transaction by and between Lehman Brothers Special Financing Inc. and Accredited Home Lenders, Inc., dated August 23, 2006.

4.53(25)	Amended and Restated Confirmation of Swap Transaction by and between Calyon New York Branch and Accredited Home Lenders, Inc., dated August 23, 2006.

4.54(25)	Amended and Restated ISDA Credit Support Annex to the Schedule to the Master Agreement between Calyon New York Branch and Accredited Home Lenders, Inc., dated August 23, 2006.

4.55(25)	Amended and Restated Schedule to the Master Agreement between Calyon New York Branch and Accredited Home Lenders, Inc., dated August 23, 2006.

4.56(25)	ISDA Master Agreement and Schedule between Bank of America, N.A. and Carmel Mountain Funding Trust, dated August 23, 2006.

4.57(25)	Confirmation of Swap Transaction by and between Bank of America, N.A. and Carmel Mountain Funding Trust, dated August 23, 2006.

4.58(25)	ISDA Master Agreement and Schedule between HSBC Bank USA and Carmel Mountain Funding Trust, dated August 23, 2006.

4.59(25)	Confirmation of Swap Transaction by and between HSBC Bank USA and Carmel Mountain Funding Trust, dated August 23, 2006.

4.60(25)	ISDA Master Agreement and Schedule between Barclays Bank PLC and Carmel Mountain Funding Trust, dated August 23, 2006.

4.61(25)	Confirmation of Swap Transaction by and between Barclays Bank PLC and Carmel Mountain Funding Trust, dated August 23, 2006.

4.62(25)	ISDA Master Agreement and Schedule between Barclays Bank PLC and Accredited Home Lenders, Inc., dated August 23, 2006.

4.63(25)	ISDA Credit Support Annex to the Schedule to the Master Agreement between Barclays Bank PLC and Accredited Home Lenders, Inc., dated August 23, 2006.

4.64(25)	Confirmation of Swap Transaction by and between Barclays Bank PLC and Accredited Home Lenders, Inc., dated August 23, 2006.

4.65(25)	ISDA Master Agreement and Schedule between HSBC Bank USA and Accredited Home Lenders, Inc., dated August 23, 2006.

4.66(25)	ISDA Credit Support Annex to the Schedule to the Master Agreement between HSBC Bank USA and Accredited Home Lenders, Inc., dated August 23, 2006.

4.67(25)	Confirmation of Swap Transaction by and between HSBC Bank USA and Accredited Home Lenders, Inc., dated August 23, 2006.

4.68(25)	ISDA Master Agreement and Schedule between Bank of America, N.A. and Accredited Home Lenders, Inc., dated August 23, 2006.

4.69(25)	ISDA Credit Support Annex to the Schedule to the Master Agreement between Bank of America, N.A. and Accredited Home Lenders, Inc., dated August 23, 2006.

4.70(25)	Confirmation of Swap Transaction by and between Bank of America, N.A. and Accredited Home Lenders, Inc., dated August 23, 2006.

4.71(23)	Indenture, dated as of March 1, 2006, between Accredited Mortgage Loan Trust 2006-1, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

4.72(23)	Amended and Restated Trust Agreement, dated as of March 28, 2006, among the Sponsor, Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, and U.S. Bank Trust National Association, as Owner Trustee.

4.73(23)	Sale and Servicing Agreement, dated as of March 1, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, and Accredited Mortgage Loan Trust 2006-1, as Issuer and the Indenture Trustee.

4.74(23)	Master Agreement, dated March 28, 2006, between Accredited Mortgage Loan Trust 2006-1 and Swiss Re Financial Products Corporation.

4.75(24)	Indenture, dated as of June 1, 2006, between Accredited Mortgage Loan Trust 2006-2, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

4.76(24)	Amended and Restated Trust Agreement, dated as of June 29, 2006, among Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, and U.S. Bank Trust National Association, as Owner Trustee.

4.77(24)	Sale and Servicing Agreement, dated as of June 1, 2006, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2006-2, as Issuing Entity and Deutsche Bank National Trust Company, as Indenture Trustee.

4.78(24)	Master Agreement, dated June 29, 2006, between Accredited Mortgage Loan Trust 2006-2 and Barclays Bank PLC.

4.79(39)	Indenture, dated as of January 1, 2007, between Accredited Mortgage Loan Trust 2007-1, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

4.80(29)	Amended and Restated Trust Agreement, dated as of January 30, 2007, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Depositor, and U.S. Bank Trust National Association, as Owner Trustee.

4.81(29)	Sale and Servicing Agreement, dated as of January 1, 2007, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, and Accredited Mortgage Loan Trust 2007-1, as Issuing Entity and Deutsche Bank National Trust Company, as the Indenture Trustee.

4.82(34)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Depositor and U.S. Bank Trust National Association, as Owner Trustee.

4.83(35)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Depositor and U.S. Bank Trust National Association, as Owner Trustee.

4.84(36)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Depositor and U.S. Bank Trust National Association, as Owner Trustee.

4.85(37)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Depositor and U.S. Bank Trust National Association, as Owner Trustee.

4.86(38)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of November 16, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.87(42)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.88(43)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.89(44)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Seller and U.S. Bank Trust National Association, as Owner Trustee.

10.1(13)	1998 Stock Option Plan of AHL and standard forms of agreement.*

10.2(4)	1995 Stock Option Plan of AHL and standard forms of agreement.**

10.3(4)	1995 Executive Stock Option Plan of AHL and standard forms of agreement.

10.4(14)	2002 Stock Option Plan of the Registrant.*

10.5(3)	2002 Employee Stock Purchase Plan of the Registrant.*

10.6(14)	Form of Indemnity Agreement to be entered into between the Registrant and each of its executive officers and directors.*

10.7(3)	Deferred Compensation Plan.*

10.8(3)	Deferred Compensation Plan Trust Agreement.*

10.9(15)	Stock Purchase Agreement and Registration Rights Agreement, attached as Exhibit A thereto, by and between the Registrant and FBR Asset Investment Corporation.

10.10(16)	Senior Management Incentive Plan of AHL, effective for 2004*

10.11(16)	Executive Management Incentive Plan of AHL, effective for 2004*

10.12(16)	Administration and Servicing Agreement, dated as of October 1, 2004, between Accredited Mortgage Loan REIT Trust and Accredited Home Lenders, Inc.

10.13(17)	Office Lease, dated June 9, 2005, by and between Accredited Home Lenders, Inc. and Kilroy Realty, L.P.

10.14(18)	Restricted Stock Agreement with Stuart D. Marvin, dated April 15, 2005.

10.15(18)	Restricted Stock Agreement with Stuart D. Marvin, dated April 15, 2005.

10.16(19)	Executive Employment Agreement between Accredited Home Lenders, Inc. and Stuart Marvin effective as of April 11, 2005.

10.17(20)	Accredited Home Lenders, Inc. Management Incentive Plan for the year 2005.*

10.18(26)	Loan Agreement, dated as of March 30, 2007, by and among Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, and Lenders party thereto, Accredited Home Lenders Holding Co., and Farallon Capital Management, L.L.C.

10.19(26)	Investor Rights Agreement, dated as of March 30, 2007, between Accredited Home Lenders Holding Co. and the Investors party thereto.

10.20(26)	Warrant to Purchase Common Stock of Accredited Home Lenders Holding Co., issued March 30, 2007.

10.21(30)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2006-2, as Issuing Entity and Deutsche Bank National Trust Company, as Indenture Trustee.

10.22(31)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2006-1, as Issuing Entity and Deutsche Bank National Trust Company, as Indenture Trustee.

10.23(32)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2005-4, as Issuer and Deutsche Bank National Trust Company, as Indenture Trustee.

10.24(33)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2005-3, as Issuer and LaSalle Bank National Association, as Indenture Trustee.

10.25(45)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2004-4, as Issuing Entity and Deutsche Bank National Trust Company, as Indenture Trustee.

10.26(46)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2005-1, as Issuing Entity and Deutsche Bank National Trust Company, as Indenture Trustee.

10.27(47)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2005-2, as Issuing Entity and Deutsche Bank National Trust Company, as Indenture Trustee.

10.28(29)	Master Agreement, dated January 30, 2007 between Accredited Mortgage Loan Trust 2007-1 and Credit Suisse International.

10.29(40)	Loan Agreement, dated as of March 30, 2007, by and among Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, the Lenders party thereto, Accredited Home Lenders Holding Co., and Farallon Capital Management, L.L.C.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP with respect to Accredited Home Lenders Holding Co.

23.2	Consent of Grant Thornton LLP with respect to Accredited Home Lenders Holding Co.

23.3	Consent of Deloitte & Touche LLP with respect to Accredited Home Lenders Holding Co.

24.1	Power of Attorney (See page 144).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Represents management contract or compensatory plan or arrangement.

(1)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-135787) dated July 14, 2006.

(3)	Incorporated by Reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-91644) dated November 12, 2002.

(4)	Incorporated by Reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-91644) dated August 20, 2002.

(5)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.

(6)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.

(7)	Incorporated by Reference to Accredited Mortgage Loan Trust 2004-3’s Current Report on Form 8-K
(File No. 333-109964-04) dated August 26, 2004.

(8)	Incorporated by Reference to Accredited Mortgage Loan Trust 2004-4’s Current Report on Form 8-K
(File No. 333-109964-05) dated December 6, 2004.

(9)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-1’s Current Report on Form 8-K
(File No. 333-109964-06) dated March 8, 2005.

(10)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-2’s Current Report on Form 8-K
(File No. 333-109964-07) dated May 26, 2005.

(11)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-3’s Current Report on Form 8-K
(File No. 333-124435-02) dated September 9, 2005.
(12)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-4’s Current Report on Form 8-K
(File No. 333-124435-03) dated November 23, 2005.

(13)	Incorporated by Reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-91644) dated November 26, 2002.

(14)	Incorporated by Reference to the Company’s Registration Statement on Form S-1 (File No. 333-91644) dated July 1, 2002.

(15)	Incorporated by Reference to the Company’s Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-91644) dated January 21, 2003.

(16)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(17)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-32275) dated June 14, 2005.

(18)	Incorporated by Reference to the Company’s Current Report on Form 8-K/A (File No. 001-32275) dated April 15, 2005.

(19)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-32275) for the quarter ended September 30, 2005.

(20)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-32275) dated January 28, 2005.

(21)	Filed with amendment number 2 to the Company’s Registration Statement on Form S-3 (File No. 333-117484-01) dated August 5, 2004.

(22)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(23)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-1’s Current Report on Form 8-K (File No. 333-07219-04) dated April 10, 2006.

(24)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-2’s Current Report on Form 8-K (File No. 333-129972-02) dated July 5, 2006.

(25)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-32275) for the quarter ended September 30, 2006.

(26)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-32275) dated March 30, 2007.

(27)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-32275) dated June 4, 2007.

(28)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 001-32275) dated June 15, 2007.

(29)	Incorporated by Reference to Accredited Mortgage Loan Trust 2007-1’s Current Report on Form 8-K
(File No. 333-129972-03) dated January 30, 2007.

(30)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-2’s Current Report on Form 8-K (File No. 333-129972-02) dated October 26, 2006.

(31)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-1’s Current Report on Form 8-K (File No. 333-07219-04) dated October 26, 2006.

(32)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-4’s Current Report on Form 8-K (File No. 333-124435-03) dated October 26, 2006.

(33)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-3’s Current Report on Form 8-K (File No. 333-124435-02) dated October 26, 2006.

(34)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-2’s Current report on Form 8-K (File No. 333-129972-02) dated October 31, 2006.

(35)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-1’s Current Report on Form 8-K (File No. 333-07219-04) dated October 31, 2006.

(36)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-4’s Current Report on Form 8-K (File No. 333-124435-03) dated October 31, 2006.

(37)	Incorporated by Reference to Accredited Mortgage Loan Trust 2007-1’s Current Report on Form 8-K (File No. 333-124435-02) dated October 31, 2006.

(38)	Incorporated by Reference to Accredited Mortgage Loan Trust 2004-3’s Current Report on Form 8-K (File No. 333-109964-04) dated November 16, 2006.

(39)	Incorporated by Reference to Accredited Mortgage Loan Trust 2007-1’s Current Report on Form 8-K (File No. 333-129972-03) dated February 23, 2007.

(40)	Incorporated by Reference to Accredited Mortgage Loan REIT Trust’s Current Report on Form 8-K (File No. 001-32276) dated March 30, 2007.

(41)	Incorporated by Reference to Accredited Mortgage Loan REIT Trust’s Registration Statement on Form S-3 (File No. 333-14703-02) filed on July 19, 2007.

(42)	Incorporated by Reference to Accredited Mortgage Loan Trust 2004-4’s Current Report on Form 8-K (File No. 333-109964-05) dated October 31, 2006.

(43)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-1’s Current Report on Form 8-K (File No. 333-109964-06) dated October 31, 2006.

(44)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-2’s Current Report on Form 8-K (File No. 333-109964-07) dated October 31, 2006.

(45)	Incorporated by Reference to Accredited Mortgage Loan Trust 2004-4’s Current Report on Form 8-K (File No. 333-109964-05) dated October 26, 2006.

(46)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-1’s Current Report on Form 8-K (File No. 333-109964-06) dated October 26, 2006.

(47)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-2’s Current Report on Form 8-K (File No. 333-109964-07) dated October 26, 2006.

A CCREDITED HOME LENDERS HOLDING CO.

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accredited Home Lenders Holding Co.

We have audited the accompanying consolidated balance sheet of Accredited Home Lenders Holding Co. and subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accredited Home Lenders Holding Co. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 31, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1, in June 2007, the Company entered into a merger agreement. Management expects the merger, which is subject to shareholder approval under certain conditions, to be completed in the third quarter of 2007 and to provide access to additional capital. Turmoil and volatility in the non-prime mortgage sector in which the Company operates have put substantial pressure on the Company’s liquidity. As more fully discussed in Notes 1 and 19, subsequent to December 31, 2006, in response to challenging industry conditions and to preserve liquidity, the Company completed the sale of substantially all of its mortgage loans held for sale totaling approximately $2.7 billion, borrowed $230 million under a five year term note facility, restructured or terminated credit facilities, terminated its asset backed commercial paper program, acquired new warehouse credit facilities and long-term debt financing and reduced personnel. If the merger is not consummated or market conditions deteriorate further, the Company’s financial and operational viability is uncertain. The ultimate outcome of the merger is not presently determinable. The consolidated financial statements do not include any adjustments related to the effects of this uncertainty.

As discussed in Note 1 to the financial statements in 2006, the Company changed its method of accounting for stock-based compensation to conform to Financial Accounting Standards Statement No. 123(R), Share-Based Payment.

SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

July 31, 2007

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accredited Home Lenders Holding Co. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

March 10, 2006

Irvine, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accredited Home Lenders Holding Co.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Accredited Home Lenders Holding Co. and subsidiaries (the “Company”) for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Accredited Home Lenders Holding Co. and subsidiaries for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTTE & TOUCHE LLP

March 30, 2005

San Diego, California

A CCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share value)

	December 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$173,113	$44,714
Restricted cash	96,758	46,207
Accrued interest receivable	68,128	42,878
Mortgage loans held for sale, net	2,073,268	2,252,252
Mortgage loans held for investment, net of reserve of $138,250 and $106,017, respectively	8,478,682	7,195,872
Derivative assets, including margin account	83,148	115,647
Deferred income tax asset, net	120,560	68,024
Real estate owned, net	104,818	16,087
Prepaid expenses and other assets	103,270	61,956
Furniture, fixtures and equipment, net	47,301	35,847

Total assets	$11,349,046	$9,879,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Credit facilities-loans held for sale	$2,786,077	$2,789,479
Securitization and other secured financing	7,642,842	6,256,460
Income taxes payable, current	—	82,479
Accrued expenses and other liabilities	266,056	99,732

Total liabilities	10,694,975	9,228,150

COMMITMENTS AND CONTINGENCIES (Note 16)

MINORITY INTEREST IN SUBSIDIARY	97,922	97,922
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 75,000,000 shares; issued and outstanding 25,026,234 shares and 21,312,367 shares at December 31, 2006 and 2005, respectively	25	22
Additional paid-in capital	311,683	90,268
Accumulated other comprehensive income	6,388	19,421
Retained earnings	238,053	443,701

Total stockholders’ equity	556,149	553,412

Total liabilities and stockholders’ equity	$11,349,046	$9,879,484

The accompanying notes are an integral part of these consolidated financial statements.

A CCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
REVENUES:
Interest income	$840,071	$610,107	$357,081
Interest expense	(553,932)	(309,953)	(134,211)

Net interest income	286,139	300,154	222,870
Provision for losses on mortgage loans held for investment	(77,296)	(62,892)	(47,985)

Net interest income after provision	208,843	237,262	174,885
Gain on sale of mortgage loans, net	202,028	313,105	283,580
Mortgage loan servicing income	15,871	10,681	6,689
Other income	14,242	7,525	4,449

Total net revenues	440,984	568,573	469,603

OPERATING EXPENSES:
Salaries, wages and benefits	221,736	189,801	160,822
General and administrative expenses	67,099	55,840	47,505
Occupancy	30,722	21,719	18,332
Advertising and promotion	27,668	18,860	13,090
Depreciation and amortization	21,408	14,957	10,131
Goodwill impairment	142,373	—	—

Total operating expenses	511,006	301,177	249,880

Income (loss) before income taxes and minority interest	(70,022)	267,396	219,723
Income tax provision	125,648	101,986	85,289
Minority interest—dividends on preferred stock of subsidiary	9,978	9,978	3,656

Net income (loss)	$(205,648)	$155,432	$130,778

Earnings (loss) per common share:
Basic	$(9.09)	$7.37	$6.42
Diluted	$(9.09)	$7.07	$6.07
Weighted average shares outstanding:
Basic	22,611	21,097	20,374
Diluted	22,611	21,990	21,546

The accompanying notes are an integral part of these consolidated financial statements.

A CCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Receivable Common Stock	Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance, January 1, 2004	20,041	$20	$55,962	$(1,250)	$—	$157,491	$212,223	$100,015

Common stock issued under employee stock plans	753	1	5,887	—	—	—	5,888
Stock-based compensation	—	—	3,329	—	—	—	3,329
Tax benefit on disqualifying stock dispositions	—	—	7,045	—	—	—	7,045
Payment received on note	—	—	—	1,250	—	—	1,250
Unrealized gain on derivatives, net of taxes of $1,325	—	—	—	—	2,024	—	2,024	$2,024
Foreign currency translation adjustment	—	—	—	—	18	—	18	18
Net income	—	—	—	—	—	130,778	130,778	130,778

Balance, December 31, 2004	20,794	21	72,223	—	2,042	288,269	362,555	$132,820

Common stock issued under employee stock plans	518	1	7,198	—	—	—	7,199
Stock-based compensation	—	—	6,014	—	—	—	6,014
Tax benefit on disqualifying stock dispositions	—	—	4,833	—	—	—	4,833
Unrealized gain on derivatives, net of taxes of $14,019	—	—	—	—	23,800	—	23,800	$23,800
Reclassification into earnings for unrealized gain on derivatives, net of taxes of $5,814	—	—	—	—	(8,893)	—	(8,893)	(8,893)
Foreign currency translation adjustment	—	—	—	—	2,472	—	2,472	2,472
Net income	—	—	—	—		155,432	155,432	155,432

Balance, December 31, 2005	21,312	22	90,268	—	19,421	443,701	553,412	$172,811

Issuance of Stock-Aames Investment Corporation Acquisition (“Aames”)	4,399	4	235,524	—	—	—	235,528
Repurchase and cancellation of treasury stock	(1,000)	(1)	(30,779)	—	—	—	(30,780)
Common stock issued under employee stock plans	315	—	820	—	—	—	820
Stock-based compensation	—	—	11,619	—	—	—	11,619
Tax benefit on disqualifying stock dispositions	—	—	4,231	—	—	—	4,231
Unrealized gain on derivatives, net of taxes of $6,470	—	—	—	—	10,324	—	10,324	$10,324
Reclassification into earnings for unrealized gain on derivatives, net of taxes of $ 12,795	—	—	—	—	(21,455)	—	(21,455)	(21,455)
Foreign currency translation adjustment	—	—	—	—	(1,902)	—	(1,902)	(1,902)
Net loss	—	—	—	—	—	(205,648)	(205,648)	(205,648)

Balance, December 31, 2006	25,026	$25	$311,683	$—	$6,388	$238,053	$556,149	$(218,681)

The accompanying notes are an integral part of these consolidated financial statements

A CCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(205,648)	$155,432	$130,778
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,408	14,957	10,131
Goodwill impairment	142,373	—	—
Provision for losses on mortgage loans held for investment	77,296	62,892	47,985
Provision for losses on repurchases and premium recapture	55,169	12,438	4,679
Minority interest—dividends paid on preferred stock of subsidiary	9,978	9,978	3,656
Deferred income tax provision (benefit)	62,382	(41,999)	(19,522)
Unrealized loss (gain) on derivatives	36,217	35,625	(8,774)
Adjustment into earnings for gain on derivatives from other comprehensive income	(34,250)	(14,707)	—
Other	10,313	9,867	(986)
Stock-based compensation	11,619	6,014	3,329
Excess tax benefit from stock-based compensation arrangements	(3,853)	—	—
Changes in operating assets and liabilities, net of effects from acquisition:
Restricted cash	(50,551)	(41,610)	(4,380)
Mortgage loans held for sale originated, net of fees	(15,685,358)	(16,573,264)	(12,428,161)
Cost of mortgage loans sold, net of fees	13,377,625	11,426,834	8,253,234
Principal payments received and other changes in mortgage loans held for sale	165,347	122,651	77,938
Accrued interest receivable	(6,590)	(13,983)	(14,752)
Derivative assets, including margin account	23,260	(82,620)	14,943
Prepaid expenses and other assets	(27,257)	(19,459)	2,092
Income taxes payable	(78,248)	65,002	26,406
Accrued expenses and other liabilities	27,898	40,653	(273)

Net cash used in operating activities	(2,070,870)	(4,825,299)	(3,901,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received and other changes in mortgage loans held for investment	2,681,890	1,973,241	924,251
Capital expenditures	(31,975)	(16,184)	(24,261)
Acquisitions of businesses, net of cash acquired	(84,590)	—	—
Disposition of assets of businesses acquired	63,541	—	—

Net cash provided by investing activities	2,628,866	1,957,057	899,990

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facilities	(386,147)	595,525	689,666
Proceeds from issuance of securitization and other secured financing, net of fees	2,707,709	4,269,559	3,178,803
Payments on securitization and other secured financing	(2,716,702)	(1,984,093)	(960,156)
Net proceeds from the issuance of common stock through employee stock plans	3,018	7,199	5,888
Proceeds from preferred stock offering of consolidated subsidiary	—	—	97,922
Other	(2,198)	—	1,238
Repurchase of common stock	(30,780)	—	—
Excess tax benefit from stock-based compensation arrangements	3,853	—	—
Payment by consolidated subsidiary of preferred stock dividends	(9,978)	(9,978)	(3,656)

Net cash (used in) provided by financing activities	(431,225)	2,878,210	3,009,705
Effect of exchange rate changes on cash	1,628	(409)	18

Net increase in cash and cash equivalents	128,399	9,559	8,036
Beginning balance, cash and cash equivalents	44,714	35,155	27,119

Ending balance, cash and cash equivalents	$173,113	$44,714	$35,155

The accompanying notes are an integral part of these consolidated financial statements.

A CCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Accredited Home Lenders Holding Co. (“Accredited” or “AHLHC”), a Delaware corporation, and its wholly owned subsidiaries Accredited Home Lenders, Inc. (“AHL”), Accredited Home Lenders Canada, Inc., Vendor Management Services, LLC d/b/a Inzura Settlement Services, AHL’s wholly owned subsidiaries Accredited Mortgage Loan REIT Trust herein reported separately (the “REIT”), and Inzura Insurance Services, (collectively referred to as “Accredited”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions are eliminated in consolidation.

AHLHC operates in the highly volatile non-prime mortgage sector. Subsequent to December 31, 2006, the non-prime mortgage sector has been characterized by turmoil and deteriorating conditions including the withdrawal of credit by warehouse credit lenders, bankruptcy of multiple industry participants, tightening of underwriting standards, increased mortgage delinquencies and defaults by borrowers, reduced origination of non-prime mortgages, downgrades by credit rating agencies, and reductions in personnel, among others. In response to these challenging conditions and to preserve liquidity, during 2007, AHLHC completed the sale of substantially all of its mortgage loans held for sale totaling approximately $2.7 billion, borrowed $230 million under a five year term note facility, restructured or terminated many credit facilities, terminated its asset backed commercial paper program, acquired new warehouse credit facilities and long-term debt financing, executed significant reductions in personnel and stabilized its operations.

In addition, during the first half of 2007, AHLHC engaged financial advisors to evaluate strategic options to enhance liquidity, including raising additional capital. In June 2007, AHLHC entered into a merger agreement with an affiliate of Lone Star Fund V (U.S.), L.P. The merger is expected to be completed in the third quarter of 2007 and to provide access to additional capital. If the merger agreement is not consummated or if AHLHC is unable to obtain adequate capital resources to fund future operations in the event of further non-prime mortgage sector volatility and deterioration, AHLHC’s financial and operational viability becomes increasingly uncertain. In such event, AHLHC may be required to delay, scale back or eliminate some of its operations. The ultimate outcome of the merger is not presently determinable. The accompanying consolidated financial statements do not include any adjustments related to the effects of this uncertainty.

Accredited engages in the business of originating, financing, securitizing, selling and servicing non-prime mortgage loans secured by residential real estate. Accredited focuses on borrowers who may not meet conforming underwriting guidelines because of higher mortgage loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. Accredited originates mortgage loans primarily based upon the borrower’s willingness and ability to repay the mortgage loan and the adequacy of the collateral.

Through its REIT subsidiary, Accredited securitizes non-prime mortgage loans originated by AHL. Generally, the REIT acquires mortgage assets and assumes funding obligations from AHL, which are accounted for at AHL’s carrying value, as contributions from AHL.

AHL also provides operating facilities, administration and mortgage loan servicing for the REIT. The REIT is, therefore, economically and operationally dependent on AHL, and, as such, the REIT’s results of operation or financial condition would not be indicative of the conditions that would have existed for its results of operations or financial condition if it had operated as an unaffiliated entity.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combinations

Effective October 1, 2006, Accredited acquired Aames Investment Corporation (“Aames”) pursuant to an Agreement and Plan of Merger dated as of May 24, 2006. Aames a public REIT, managed a portfolio of non-prime residential mortgage loans and through its principal subsidiary originated, sold, and serviced residential mortgage loans through both wholesale and retail channels.

On September 29, 2006, Accredited acquired the common stock of AaRCS, LLC (“AaRCS”) an indirect wholly owned subsidiary of Aames. AaRCS,a vendor management services company.

On June 23, 2006 AHL purchased the wholesale business of Aames for cash.

The acquisitions have been accounted for using the purchase method and accordingly the consolidated financial statements include the activity of the above companies from their respective dates of acquisition. See Note 2-”Business Combinations” for additional detail.

Use of Estimates

The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, our management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates. The following areas require significant judgments by management:

•	lower of cost or market valuation allowance

•	provisions for losses, reserves and repurchase reserves

•	interest rate risk, derivatives and hedging strategies

•	income taxes

•	mortgage loan sales

•	goodwill

Cash and Cash Equivalents

For purposes of financial statement presentation, Accredited considers all liquid investments with an original maturity of three months or less to be cash equivalents. All liquid assets with an original maturity of three months or less which are not readily available for use, including cash deposits, are classified as restricted cash.

Mortgage Banking Activities

Accredited originates, finances, securitizes, services and sells mortgage loans secured by residential real estate. Accredited recognizes interest income on mortgage loans held for sale and investment from the time that it originates the mortgage loan until the time the mortgage loans are sold. Interest income is also recognized over the life of the mortgage loans that Accredited has securitized in structures that require financing treatment. These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140—Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125 (“SFAS No. 140”). Gains on sale of mortgage loans are recognized upon

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the sale of mortgage loans for a premium to various third-party investors under purchase and sale agreements. Mortgage loan sales may be either on a servicing retained or released basis. Mortgage loan servicing income represents fees from interim servicing for whole mortgage loan buyers, and ancillary servicing revenue for mortgage loans that Accredited securitizes net of external servicing costs, if any. We do not recognize mortgage loan servicing income on our mortgage loans held for investment.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of amortized cost or fair value. We estimate fair value by evaluating a variety of market indicators including recent trades, outstanding commitments or current investor yield requirements.

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from Accredited, (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) Accredited does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates Accredited to repurchase or redeem the assets before their maturity or (b) the ability to unilaterally cause the holder to return specific assets.

Gains or losses resulting from mortgage loan sales are recognized at the time of sale, based on the difference between the net sales proceeds and the carrying amount of the mortgage loans sold and accrued interest. During the years ended December 31, 2006, 2005 and 2004, Accredited sold $13.4 billion, $11.4 billion, and $8.3 billion, respectively, of mortgage loans with mortgage servicing rights released.

Accredited’s sales of mortgage loans are subject to standard mortgage industry representations and warranties, material violations of which may require Accredited to repurchase one or more mortgage loans. Additionally, certain whole mortgage loan sale contracts include provisions requiring Accredited to repurchase a mortgage loan if a borrower fails to make one or more of the first mortgage loan payments due on the mortgage loan. In addition, an investor may request that Accredited refund a portion of the premium paid on the sale of mortgage loans if a mortgage loan is prepaid in full within a certain amount of time from the date of sale. Accredited records a provision for estimated repurchases and premium recapture on mortgage loans sold, which is charged to gain on sale of mortgage loans.

Mortgage Loans Held for Investment, Securitization Financing and Provision for Losses

Accredited’s securitization program calls for the execution of securitization transactions as the principal means of increasing the size of it’s held for investment portfolio. In support of this program, Accredited periodically identifies mortgage loans meeting the applicable investor characteristics and transfers those mortgage loans from mortgage loans held for sale to mortgage loans held for securitization (held for investment).

Shortly before the execution of a securitization transaction, the mortgage loans held for securitization, which are originated by and to this point have been held in AHL, are contributed at the carrying amount to the REIT. The carrying amount transferred to the REIT consists of the unpaid principal balance, the net deferred origination fees, the basis adjustment for fair value hedge accounting (from funding to contribution date) and the allowance for mortgage loan losses. The loans remain as mortgage loans held for securitization for approximately 10 business days prior to the close of a securitization transaction.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage loans held for investment include mortgage loans that Accredited has securitized in structures that are accounted for as financings as well as mortgage loans held for a scheduled securitization. During each year ended December 31, 2006, 2005 and 2004, Accredited completed securitizations of United States mortgage loans totaling $2.4 billion, $4.2 billion and $3.3 billion, respectively.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the mortgage loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by Accredited and, Accredited, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any mortgage loans securitized through the securitization trusts that become troubled. Accordingly, the mortgage loans remain on the consolidated balance sheet as “mortgage loans held for investment”, retained interests are not created, and securitization bond financing replaces the warehouse debt or asset backed commercial paper originally associated with the mortgage loans held for investment. Accredited records interest income on mortgage loans held for investment and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

After the mortgage loans are designated as held for securitization, Accredited estimates the losses inherent in the portfolio at the balance sheet date and establishes an allowance for mortgage loan losses. The provision for mortgage loan losses on mortgage loans held for securitization is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in the portfolio. Accredited defines a mortgage loan as non-accruing at the time the mortgage loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting mortgage loans in the portfolio according to their contractual delinquency status and applying Accredited’s expected loss experience. A number of other analytical tools are used to determine the reasonableness of the allowance for mortgage loan losses. Loss estimates are reviewed periodically and adjustments, if any, are reported in earnings. As these estimates are influenced by factors outside of Accredited’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Mortgage loans foreclosed upon or deemed uncollectible are carried at estimated fair value less cost to sell.

Derivative Financial Instruments

As part of Accredited’s interest rate risk management process, Accredited uses derivative financial instruments such as futures contracts, options contracts, interest rate swaps and interest rate cap agreements. It is not Accredited’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

Fair Value Hedges

Accredited designates certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. Accredited has implemented fair value hedge accounting on its mortgage loans held for sale, whereby certain derivatives are designated as a hedge of the fair value of mortgage loans held for sale. This process includes linking derivatives to specific assets or liabilities on the balance sheet. Accredited also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedge transactions are highly effective in offsetting changes in fair values of hedged items. Changes in the fair value of such derivative

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments and changes in the fair value of the hedged assets, which are determined to be effective, are recorded in operations in the period of change. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, Accredited discontinues hedge accounting. If hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be recorded on the balance sheet at its fair value. For terminated hedges or hedges no longer qualifying as effective, the formerly hedged asset will no longer be adjusted for changes in fair value and any previously recorded adjustment to the hedged asset will be included in the carrying basis. These amounts will be included in results of operations at the time of disposition of the asset. Should the hedge prove to be perfectly effective, the current period net impact to earnings would be minimal. Accordingly, the net amount recorded in the consolidated statement of operations relating to fair value hedge accounting is referred to as hedge ineffectiveness.

Cash Flow Hedges

Pursuant to SFAS No. 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recognized into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. At the inception of the hedge and on an ongoing basis, Accredited assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge, Accredited discontinues cash flow hedge accounting prospectively. If cash flow hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. For terminated hedges or hedges that no longer qualify as effective, the effective portion previously recorded remains in other comprehensive income and continues to be amortized or accreted into operations with the hedged item. The ineffective portion of the derivative instrument is reported in current operations as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful life of the asset. Projects in process include software development costs capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These projects are not yet substantially complete or ready for their intended use and therefore no depreciation has been recorded. These amounts will be reclassified to computer software upon their substantial completion and depreciated over their estimated useful life.

Accredited reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life are less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value. No such impairments were recognized during 2006, 2005 or 2004.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Furniture, fixtures and equipment were as follows at December 31:

	Estimated Useful Life (in years)	2006	2005
		(in thousands)
Office equipment	3-5	$25,836	$21,068
Computer software	2-3	34,964	24,459
Furniture and equipment	5	11,455	8,039
Leasehold improvements	Lesser of 5 years or the life of the lease	16,791	7,496
Projects in process	—	5,377	6,253

Furniture, fixtures and equipment, gross		94,423	67,315
Accumulated depreciation and amortization		(47,122)	(31,468)

Furniture, fixtures and equipment, net		$47,301	$35,847

Mortgage Loan Origination Costs and Fees

Mortgage loan origination fees and certain direct origination costs are deferred as an adjustment to the carrying amount of the mortgage loans. These fees and costs are recognized upon sale of mortgage loans to third-party investors or amortized over the life of the mortgage loan on a level yield basis for mortgage loans held for investment.

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on mortgage loans held for sale and on mortgage loans held for investment. For mortgage loans that are 90 days or more delinquent, Accredited reverses income previously recognized but not collected, and ceases to accrue income until all past-due amounts are collected. In addition, Accredited calculates an effective yield based on the carrying amount of our economic residual interest in off-balance sheet securitizations and Accredited’s then-current estimates of future cash flows and recognizes accretion income, which is included as a component of interest income. Interest income also includes revenue related to our mortgage loans held for investment (on-balance sheet securitizations), contractually designated as servicing income but classified as interest income for accounting purposes.

Mortgage Loan Servicing and Other Fees

Fees for servicing sold mortgage loans are credited to income when earned. Costs of servicing mortgage loans are expensed as incurred. Other mortgage loan fees, which represent income from the prepayment of mortgage loans, delinquent payment charges and miscellaneous mortgage loan services, are recorded as revenue when collected.

Escrow and Fiduciary Funds

Accredited maintains segregated bank accounts in trust for the benefit of investors for payments on securitized mortgage loans and mortgage loans serviced for investors. Accredited also maintains bank accounts for the benefit of borrower’s property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $147.4 million and $139.4 million at December 31, 2006 and 2005, respectively, and are excluded from Accredited’s assets and liabilities.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against the net deferred tax asset if realization of some or all of the deferred tax asset is questionable.

Real Estate Owned

Real estate acquired in settlement of mortgage loans generally results when property collateralizing a mortgage loan is foreclosed upon or otherwise acquired by Accredited in satisfaction of the mortgage loan. Real estate acquired through foreclosure is individually revalued at its estimated fair value less costs to dispose, and is carried at lower of cost or its estimated fair value less costs to dispose. Fair value is based on the net amount that Accredited could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs are recognized through a charge to operations. Legal fees and other direct costs incurred after foreclosure are expensed as incurred.

Goodwill

At the date of acquisition, Accredited recorded the assets acquired and liabilities assumed at fair value. The excess of cost over the fair value of the net assets acquired was recorded on the consolidated balance sheets as goodwill. Accredited’s cost includes the consideration paid and all direct costs associated with the acquisition.

Goodwill is not subject to amortization but rather is subject to impairment testing on an annual basis, or more often if circumstances indicate there may be impairment. At December 31, 2006, Accredited determined that the goodwill associated with the Aames acquisition was impaired and accordingly recorded a non-cash charge of $142.4 million in the consolidated statement of operations for the year ended December 31, 2006 (see Note 2).

Advertising

Accredited utilizes nondirect response advertising. As such, advertising costs are expensed as incurred.

Stock-Based Compensation

Effective January 1, 2006, Accredited adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2005), Share-Based Payments (“SFAS 123R”), which establishes accounting standards for share-based payments issued in exchange for goods and services. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is to provide service in exchange for the award.

Accredited adopted the provisions of SFAS 123R, using the modified prospective application method. Under this transition method, financial statements for prior periods are not restated and compensation cost is recognized for all new awards and for the portion of prior awards for which the requisite service period was not

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complete as of the adoption date. Compensation cost for awards issued prior to the effective date is based on the grant-date fair value as determined under the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123R”). In addition, under the modified prospective method, unearned compensation is not included in stockholders’ equity for share-based compensation plans. Instead, the awards are included in stockholders’ equity when services required are rendered and expensed.

On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff Position FAS 123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP FAS 123(R)-3”), which provides an alternative one-time transition election for calculating the APIC Pool. Accredited elected not to utilize the one-time transition election provided in FSP FAS 123(R)-3 and will instead follow the method described in SFAS 123R.

Share based compensation expense increased the Company’s loss from operations and the net loss for the year ended December 31, 2006 by $5,578 and $4,175 (or $0.18 per diluted share), respectively.

Further information regarding share-based compensation can be found in Note 14.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes unrealized gains and losses that are excluded from the consolidated statements of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges and foreign currency translation adjustments.

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. These segments should engage in business activities and have discrete financial information available, such as revenue, expenses, and assets. While Accredited’s management monitors originations and sales gains by wholesale and retail channels, it does not record any of the actual financial results other than direct expenses by these groups. Accordingly, Accredited operates in one reportable operating segment.

Stock Repurchase Plan

On September 14, 2006, the Board of Directors authorized Accredited to repurchase up to 5 million shares of the Company’s common stock from time to time through October 1, 2007. Under the program adopted by the Board, shares of Accredited’s common stock may be repurchased from time to time in both privately negotiated and open market transactions, including pursuant to a 10b5-1 plan, subject to management’s evaluation of market conditions, applicable legal requirements and other factors. A 10b5-1 plan allows Accredited to repurchase shares at times when it would ordinarily not be in the market because of its trading policies and pending developments. The repurchases may be commenced or suspended at any time without prior notice and without further announcement. As of December 31, 2006, Accredited had repurchased and retired 1,000,000 shares for $30.8 million.

Reclassifications

We reclassified certain amounts in the 2005 consolidated balance sheet to conform to current presentation. The consolidated statements of cash flows have been reclassified to reflect the changes.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, if it can be established that the only uncertainty is when an item is taken on a tax return, such positions have satisfied the recognition step for purposes of FIN 48 and uncertainty related to timing should be assessed as part of measurement. FIN 48 also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 did not have a material impact on Accredited’s January 1, 2007 retained earnings. While we believe the adoption of FIN 48 will not have a material adverse impact on Accredited’s January 1, 2007 retained earnings the impact of the adoption of FIN 48 to our financial statements is subject to change due to potential changes in interpretation of FIN 48 by the FASB and other regulatory bodies and the finalization of Accredited’s adoption efforts.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in the beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities at the time of acquisition on an individual contract basis or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. The Company has determined that it will adopt SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but has not yet determined the financial impact, if any, upon adoption. We are currently evaluating the effect that the adoption of SFAS 159 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”). This statement:

•	Establishes a requirement to evaluate interests in securitized financial instruments that contain an embedded derivative requiring bifurcation;

•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies which interest-only strips and principal-only strips are not subject to SFAS 133; and

•	Clarifies that concentration of credit risks in the form of subordination are not embedded derivatives.

SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. The adoption of SFAS 155 is not expected to have a significant impact on the consolidated financial position or earnings of the Company.

2. BUSINESS COMBINATION

Effective October 1, 2006, Accredited completed the acquisition of Aames, a public REIT, which managed a portfolio of non- prime residential mortgage loans, and through its principal subsidiary, a national mortgage banking company originated, sold and serviced residential mortgage loans through wholesale and retail channels. Under the terms of the Agreement and Plan of Merger dated May 24, 2006, Aames’ shareholders received cash in the amount of $77.6 million and 0.0936 shares of Accredited common stock (total issuance of 4.4 million shares) for each share of Aames stock in a tax free merger.

On September 29, 2006, Accredited acquired the common stock of AaRCS, an indirect wholly owned subsidiary of Aames for $12.4 million in cash. AaRCS is a vendor management services company.

On June 23, 2006, AHL acquired the net assets of the Aames wholesale lending business for $4 million in cash.

The acquisitions have been accounted for using the purchase method and accordingly the consolidated financial statements include the activity of the above companies from their respective dates of acquisition.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Purchase price:
Value of Accredited common stock exchanged (at measurement date)	$235,528
Cash paid	93,959

329,487
Transaction costs, net of tax benefit	22,384

Total purchase price	$351,871

The following table presents the fair values of assets acquired and liabilities assumed (in thousands):

Assets:
Cash and cash equivalents	$31,753
Mortgage loans held for sale	426,108
Mortgage loans held for investment, net	3,028,677
Goodwill	142,373
Other assets	208,399

3,837,310

Liabilities:
Warehouse financing	390,969
Securitization financing	3,011,600
Accounts payable and accrued liabilities	82,870

Total Purchase Price	$351,871

The following unaudited pro forma combined condensed statements of operations give effect to the acquisitions as if they had taken place at the beginning of each period presented (in thousands, except per share amounts):

	Year Ended December 31, 2006	Year Ended December 31, 2005
Total net revenues	$546,126	$744,686
Net income (loss)	$(247,637)	$155,934
Earnings (loss) per share:
Basic	$(9.72)	$6.12
Diluted	$(9.72)	$5.91
Weighted average shares outstanding:
Basic	25,478	25,496
Diluted	25,478	26,389

Impairment of Goodwill

On May 24, 2006, Accredited announced a definitive agreement to acquire Aames when the closing market price of the Accredited’s common stock was $51.94.

On October 1, 2006, the merger was completed and declared effective. The stockholders of Accredited and Aames each approved the merger at their special stockholders meetings on September 14, 2006. Under the terms

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the stock-and-cash transaction, Accredited issued approximately 4.4 million shares of its common stock, with a measurement date value of approximately $236 million and paid cash in the amount of approximately $94 million in exchange for all of the issued and outstanding shares of Aames’ common stock.

In the third quarter of 2006, the non-prime mortgage market in which the Company operates was characterized by increased competition for loans and customers which simultaneously lowered profit margins on loans and caused lenders to be more aggressive in making loans to relatively less qualified customers. By the end of 2006, the non-prime mortgage industry was negatively impacted as sustained pricing competition and higher risk portfolios of loans reduced the appetite for loans among whole loan buyers, who offered increasingly lower prices for loans, thereby shrinking profit margins for non-prime lenders. In addition, the higher levels of credit risk taken on by non-prime lenders resulted in higher rates of delinquency in the loans held for investment and in increasing frequency of early payment defaults and repurchase demands on loans that had been sold. These trends accelerated during the first quarter of 2007, and the industry experienced a period of turmoil which has continued into the third quarter 2007. Additionally, subsequent to the closing of the Aames acquisition, the market price for the Company’s common stock, as well as the market price of other non-prime public mortgage companies, continued to decline and in many instances began trading below book value.

The initial goodwill established for Aames was subsequently deemed to be impaired at December 31, 2006. The result of charging off goodwill in the same period it was established created a non-cash expense totaling approximately $142 million in the consolidated statement of operations for the year ended December 31, 2006.

3. RESTRICTED CASH

Restricted cash consisted of the following deposits at December 31:

	2006	2005
	(in thousands)
Reserve accounts in connection with asset-backed commercial paper facility (see note 7)	$65,170	$30,897
Canada securitization financing collateral (see note 8)	17,825	8,157
Cash in escrow on Canadian mortgage loans pending closing	4,504	909
Errors and omissions liability insurance	3,500	4,200
Other	5,759	2,044

Total restricted cash	$96,758	$46,207

4. CONCENTRATIONS OF RISK

Significant Customers

During 2006, Accredited sold $4.0 billion, $1.6 billion, and $1.3 billion in mortgage loans to three separate investors, which represented 30%, 12%, and 10% of total mortgage loans sold. During 2005, Accredited sold $2.7 billion, $1.8 billion, $1.6 billion and $1.3 billion in mortgage loans to four separate investors, which represented 24%, 15%, 14% and 11%, respectively, of total mortgage loans sold. During 2004, Accredited sold $2.2 billion and $2.1 billion in mortgage loans to two separate investors, which represented 26% and 25%, respectively, of total mortgage loans sold. No other sales to individual investors accounted for more than 10% of total mortgage loans sold during 2006, 2005 and 2004.

Credit Repurchase Risk

Accredited’s sales of mortgage loans are subject to standard mortgage industry representations and warranties, material violations of which may require Accredited to repurchase one or more mortgage loans.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, certain whole mortgage loan sale contracts include provisions requiring Accredited to repurchase a mortgage loan if a borrower fails to make one or more of the first mortgage loan payments due on the mortgage loan. During the year ended December 31, 2006, 2005 and 2004 mortgage loans repurchased totaled $205.2 million, $72.3 million, and $41.9 million respectively, pursuant to these provisions.

During the five months ended May 31, 2007, we repurchased approximately $152 million in mortgage loans and paid $39.2 million in cash settlements to eliminate the requirement to repurchase mortgage loans in the future from investors. The Company when settling repurchase request often receives a release from the investor from all future repurchase requests or obligations.

Mortgage loan Products

Accredited offers a range of non-prime mortgage and to a lesser degree Alt-A mortgage loan programs, including a variety of mortgage loan programs for first and second mortgages. The key distinguishing features of each program are the documentation required, the LTV, the mortgage and consumer credit payment history, the property type and the credit score necessary to qualify under a particular program. Nevertheless, each program relies upon an analysis of each borrower’s ability to repay, the risk that the borrower will not repay, the fees and rates charged, the value of the collateral, the benefit provided to the borrower, and the mortgage loan amounts relative to the risk Accredited is taking.

In general, an LTV maximum increases with credit quality and within each credit classification. Additionally, LTV maximums vary depending on the property type. For example, LTV maximums for mortgage loans secured by owner-occupied properties are higher than for mortgage loans secured by properties that are not owner-occupied. LTV maximums for Lite Documentation and Stated Income Programs are generally lower than the LTV maximums for corresponding Full Documentation programs. Accredited’s maximum debt service-to-income ratios range from 50% to 55% for Full Documentation Programs and from 45% to 55% for Lite Documentation and Stated Income Programs.

Mortgage loans originated in the United States have payment schedules based upon an interest rate that is (1) constant over the life of the mortgage loan, commonly referred to as “fixed-rate mortgages” or “FRMs,” or (2) fixed for the initial six-months, two, three, five or seven years and adjusts after the initial fixed period and every six months thereafter, sometimes referred to as “adjustable-rate mortgage loans” or “ARMs.” Generally, the payments on fixed-rate mortgage loans are calculated to fully repay the mortgage loans in 15 or 30 years. In the case of “balloon” mortgage loans, the payments are based on a 30-year or 40 year repayment schedule, with the unpaid principal balance due in a “balloon” payment at the end of 15 years or 30 years. The payments on adjustable-rate mortgage loans are calculated to fully repay the mortgage loans in 30 years, with payment amount adjustments following interest rate adjustments. Fixed-rate mortgages or adjustable-rate mortgage loans may have initial interest-only periods, typically five years, during which the monthly payments are limited to the amounts required to pay accrued interest due on the mortgage loans. At the end of the interest-only periods, the monthly payments are adjusted to fully repay the mortgage loans over their remaining 25-year terms. Accredited does not currently offer, or expect to offer, an interest-only option in conjunction with the 40-year-due-in-30 amortization program.

Geographical Concentration

Properties securing the mortgage loans in Accredited’s servicing portfolio (mortgage loans held for sale, mortgage loans held for investment and off-balance sheet securitizations), including mortgage loans subserviced, are geographically dispersed throughout the United States. At December 31, 2006, 17% and 14% of the unpaid principal balance of mortgage loans in Accredited’s servicing portfolio were secured by properties located in

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

California and Florida, respectively. At December 31, 2005, 20% and 10% of the unpaid principal balance of mortgage loans in Accredited’s servicing portfolio was secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans serviced did not exceed 10% in any other state at December 31, 2006 and 2005.

Mortgage loan originations are geographically dispersed throughout the United States and, to a much lesser extent, in Canada. During the year ended December 31, 2006, 15% and 12% of mortgage loans originated were collateralized by properties located in California and Florida, respectively. During the year ended December 31, 2005, 19% and 11% of mortgage loans originated were collateralized by properties located in California and Florida, respectively. During the year ended 2004, 28% of the mortgage loans originated were collateralized by properties in California. The remaining originations did not exceed 10% in any other state during the years ended December 31, 2006, 2005 and 2004.

An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio and restrict our ability to originate, sell, or securitize mortgage loans, which would significantly harm our business, financial condition and liquidity. We do not expect that losses resulting from natural disasters in the United States or Canada to date will have a material adverse impact on our business, financial condition, liquidity or results of operations.

5. MORTGAGE LOANS

Mortgage loans held for sale—Mortgage loans held for sale were as follows at December 31:

	2006	2005
	(in thousands)
Mortgage loans held for sale	$2,119,509	$2,267,611
Basis adjustment for fair value hedge accounting	2,283	5,004
Net deferred origination fees and costs	(11,999)	(2,584)
Market valuation allowance	(36,525)	(17,779)

Mortgage loans held for sale, net	$2,073,268	$2,252,252

Mortgage loans held for investment—Mortgage loans held for investment were as follows at December 31:

	2006	2005
	(in thousands)
Mortgage loans securitized	$7,783,432	$6,421,805
Mortgage loans held for securitization(1)	883,313	899,803
Basis adjustment for fair value hedge accounting	(10,971)	(4,766)
Net deferred origination fees and costs	(38,842)	(14,953)
Allowance for mortgage loan losses	(138,250)	(106,017)

Mortgage loans held for investment, net	$8,478,682	$7,195,872

(1)	Includes $123.4 million and $139.3 million in mortgage loans held for securitization in Canada at December 31, 2006 and 2005, respectively.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserves for losses—Activity in the reserves was as follows for the years ended December 31:

	Balance at Beginning of Year	Provision for Losses	Acquired in Aames Acquisition		Transfers	Chargeoffs, net	Balance at End of Year
	(in thousands)
2006:
Mortgage loans held for investment	$106,017	$34,262	$—		$—	$(2,029)	$138,250
Real estate owned	10,725	43,034	9,122	(1)	—	(22,517)	40,364

Total	$116,742	$77,296	$9,122		$—	$(24,546)	$178,614

2005:
Mortgage loans held for investment	$60,138	$50,714	$—		$—	$(4,835)	$106,017
Real estate owned	4,405	12,178	—		—	(5,858)	10,725

Total	$64,543	$62,892	$—		$—	$(10,693)	$116,742

2004:
Mortgage loans held for investment	$21,761	$44,008	$—		$(3,899)	$(1,732)	$60,138
Real estate owned	2,328	3,977	—		2,357	(4,257)	4,405

Total	$24,089	$47,985	$—		$(1,542)	$(5,989)	$64,543

(1)	Valuation allowance to record Aames REO at net realizable value at the date of acquisition.

The following table summarizes the delinquency amounts for the serviced portfolio, including mortgage loans and real estate owned, excludes mortgage loans serviced on an interim basis (30 days or less) at December 31:

	2006		2005
	Unpaid Principal Amount(3)	Delinquent Principal Over 90 Days	Unpaid Principal Amount	Delinquent Principal Over 90 Days
	(in thousands)
Mortgage loans held for sale(1),	$2,140,523	$111,636	$2,267,553	$20,861
Mortgage loans held for investment	8,693,995	316,252	7,321,608	71,361
Real estate owned	145,182	145,182	26,811	26,811

On balance sheet portfolio	10,979,700	573,070	9,615,972	119,033
Mortgage loans sold servicing retained(2)	60,428	7,844	90,181	10,228

Total serviced portfolio	$11,040,128	$580,914	$9,706,153	$129,261

(1)	Includes mortgage loans repurchased.
(2)	Includes real estate owned.
(3)	Loans acquired from Aames were recorded at fair value at purchase. The unpaid principal balances do not include these fair value adjustments.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

Accredited uses fair value hedge accounting in accordance with SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale. Fair value adjustments to mortgage loan carrying amounts are detailed in Note 5. Hedge ineffectiveness recorded in earnings, included as a component of gain on sale of mortgage loans in the consolidated statements of operations, is as follows for the years ended December 31:

	2006	2005	2004
	(in thousands)
Hedge ineffectiveness gains (losses)	$(218)	$331	$1,200

Cash Flow Hedges

Accredited utilizes cash flow hedge accounting on the variable rate portion of its securitization debt in accordance with the provisions of SFAS No. 133. A total of $13.3 million in net effective gains before taxes, included in other comprehensive income at December 31, 2006, is expected to be recognized in earnings during the next twelve months.

Hedge ineffectiveness recorded in earnings, included as a component of interest expense in the consolidated statements of operations, is as follows for the years ended December 31:

	2006	2005	2004
	(in thousands)
Hedge ineffectiveness gains (losses)	$3,827	$2,009	$200

Effective unrealized gains, net of effective unrealized losses, recorded in other comprehensive income, reported as a component of stockholders’ equity is as follows for the years ended December 31:

	2006	2005	2004
	(in thousands)
Effective unrealized gains, net of effective unrealized losses	$16,794	$37,819	$3,349
Related income tax expense	(6,470)	(14,019)	(1,325)

Net amount deferred to other comprehensive income	$10,324	$23,800	$2,024

The following table presents the fair value of the Company’s derivative instruments, including margin account balances at December 31:

	2006		2005
	Notional amount	Fair value	Notional amount	Fair value
	(in thousands)
Eurodollar futures	$6,201,784	$10,304	$6,979,063	$6,284
Options on Eurodollar futures	630,342	2,803	701,107	4,739
Interest rate swaps	2,363,702	490	924,431	14,684
Interest rate caps	880,717	7	992,980	53

	$10,076,545	13,604	$9,597,581	25,760

Margin account balances	N/A	37,841	N/A	61,834

Total		$51,445		$87,594

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of derivative liabilities of $31.7 million and $28.1 million at December 31, 2006 and 2005, respectively which are included in accrued expenses and other liabilities on the consolidated balance sheet have been netted against the fair value of derivative assets shown in the table above. Notional swap amounts are not shown for securitizations in which we reverse the position of the swap embedded in the securitization trust; for these transactions the economic notional hedge amount and the net fair value of the derivatives is zero.

The change in the fair value of derivative financial instruments and the related hedged asset or liability recorded in the consolidated statements of operations for the years ended December 31 was as follows:

	Interest Income	Interest Expense	Gain on Sale	Total
	(in thousands)
2006:
Net unrealized gain (loss)	$3,404	$(33,992)	$(5,629)	$(36,217)
Net realized gain	—	61,842	10,099	71,941

Total	$3,404	$27,850	$4,470	$35,724

2005:
Net unrealized loss	$(4,384)	$(20,178)	$(11,063)	$(35,625)
Net realized gain	—	38,241	32,664	70,905

Total	$(4,384)	$18,063	$21,601	$35,280

2004:
Net unrealized gain (loss)	$(6,524)	$4,487	$10,016	$7,979
Net realized loss	(3,578)	(2,225)	(11,217)	(17,020)

Total	$(10,102)	$2,262	$(1,201)	$(9,041)

7. CREDIT FACILITIES—LOANS HELD FOR SALE

Credit facilities consisted of the following at December 31:

	2006	2005
	(in thousands)
$660 million warehouse credit facility expiring December 2007	$401,081	$265,788
$650 million warehouse credit facility expiring July 2007	358,504	315,812
$600 million warehouse credit facility expiring August 2007	301,462	135,353
$500 million warehouse credit facility expiring June 2007	300,035	385,317
$500 million warehouse credit facility expiring April 2007	232,506	472,457
$300 million warehouse credit facility expiring May 2007	150,051	5,923
$600 million warehouse credit facility expiring March 2007(1)	44,785	303,953
$172 million warehouse credit facility expiring June 2007(2)	96,926	127,826
Other credit facilities expiring March 3, 2007	20,914	9,513
$2.5 billion asset-backed commercial paper facility	879,813	767,537

Total	$2,786,077	$2,789,479

(1)	Interest at overnight LIBOR plus a specified spread.
(2)	Interest at one-month Bankers’ Acceptance rate plus a spread.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding warehouse facilities at December 31, 2006 consisted of committed warehouse credit lines and the asset-backed commercial paper facility (the “ABCP”). The outstanding warehouse facilities bore interest based on an index, typically one-month LIBOR plus a spread. The spread over LIBOR varies depending on the mortgage asset class being financed. The interest rates (index plus the spread) ranged from 5.09% to 7.85% as of December 31, 2006

The warehouse facilities are collateralized by mortgage loans held for sale and certain restricted cash. (Note3).

As part or its financing strategy, Accredited maintained a $2.5 billion asset-backed commercial paper (“ABCP”) facility. Under the ABCP, the funding of mortgage loan originations was financed through the issuance of (i) short-term liquidity notes (“SLN”) with maturities ranging from one to one hundred eighty days and (ii) subordinated notes of $80 million which were issued, maturing in $40 million increments on May 26, 2010 with interest at one-month LIBOR plus a spread (6.8% at December 31, 2006) and August 25, 2011 with interest at one-month LIBOR plus a spread (6.65% at December 31, 2006). The notes were issued by a special purpose bankruptcy remote Delaware statutory trust which we established for the ABCP. The SLNs accrued interest at commercial paper market rates (5.43% at December 31, 2006).

Our credit facilities contain extensive restrictions and covenants including minimum profitability, interest coverage, liquidity, and net worth requirements and limitations on total indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate payment which may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under the other facilities. Prior to year end 2006 and year-to-date in 2007, several of the covenant requirements were amended to allow Accredited to remain in compliance with all requirements at year end. We may require additional modifications or waivers to these covenants and, while we anticipate that we will be able to have the agreements amended to waive any covenant violations with our lenders, there can be no assurances that such lenders will amend the covenants to permit our contractual compliance. In the event such modifications or waivers are required and Accredited is unable to obtain them during the remainder of 2007 or thereafter, Accredited may trigger an event of default under our credit facilities, which could in turn result in cross defaults under our other facilities. The occurrence of such events would have a material and adverse impact on our ability to fund mortgage loans and continue as a going concern.

Subsequent to December 31, 2006, the Company sold substantial amounts of its loans held for sale and entered into the Farallon Term note (See Note 19-Subsequent Events) providing cash and liquidity which was used to repay many of the warehouse facilities, after which such facilities were terminated. Specifically, subsequent to December 31, 2006, the company repaid and terminated the warehouse facilities with Lehman Brothers Bank, FSB, Residential Funding Company, LLC, Goldman Sachs Mortgage Company and Merrill Lynch Bank USA. Additionally, subsequent to year end, the Company has repaid all amounts outstanding under the Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc. and IXIS Real Estate Capital Inc. (aka CDC Mortgage Capital Inc.) and does not anticipate using these facilities in the future.

The Company, on March 30, 2007, amended the Amended and Restated Master Repurchase Agreement, dated as of December 30, 2005, with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), and entered into a Master Repurchase Agreement with Wachovia Bank, N.A. (“Wachovia”). Under the amended agreement with CSFB, the term of the CSFB repurchase facility was extended through March 31, 2008 and the maximum committed amount able to be borrowed remained at $600 million. Under the agreement with Wachovia (which was amended on May 1, 2007 and on July 5, 2007), the maximum amount the Company is able to borrow is $1 billion. (See Note 19-Subsequent Events.)

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accredited anticipates that its borrowings will be repaid from net proceeds from the sale of mortgage loans and other assets, cash flows from operations, or from refinancing the borrowings.

The following summarizes activity in all warehouse facilities during the years ended December 31:

	2006	2005	2004
	( in thousands)
Average balance outstanding	$3,053,765	$2,593,336	$2,005,828
Maximum amount outstanding at any month-end during the year	3,723,225	3,117,184	2,437,836
Weighted average interest rate during the year	5.57%	4.24%	2.74%

8. SECURITIZATION AND OTHER SECURED FINANCING

Securitization and other secured financing consisted of the following at December 31:

	2006	2005
	(in thousands)
Securitized bond financing	$7,281,479	$6,173,418
Canadian mortgage loan financing conduit	345,260	70,934
Other borrowings	24,742	15,640

	7,651,481	6,259,992
Unamortized discounts	(8,639)	(3,532)

Total financing, net	$7,642,842	$6,256,460

Securitized Bond Financing. At December 31, 2006 securitized bond financing included securitized bonds bearing interest at fixed rates (ranging from 2.90% to 5.68%) and at variable rates indexed to one-month LIBOR plus a spread (ranging from 0.04% to 2.50%) maturing through 2036. The bonds are collateralized by mortgage loans held for investment with an aggregate principal balance outstanding of $7.8 billion and $6.4 billion at December 31, 2006 and 2005, respectively. Unamortized debt issuance costs included in prepaid expenses and other assets were $23.1 million and $19.7 million at December 31, 2006 and 2005, respectively.

Amounts collected on the mortgage loans are remitted to the respective trustees, who in turn distribute such amounts each month to the bondholders, together with other amounts received related to the mortgage loans, net of fees payable to Accredited, the trustee and the insurer of the bonds. Any remaining funds after payment of fees and distribution of principal is known as excess interest.

The securitization agreements require that a certain level of overcollateralization be maintained for the bonds. A portion of the excess interest may be initially distributed as principal to the bondholders to increase the level of overcollateralization. Once a certain level of overcollateralization has been reached, excess interest is no longer distributed as principal to the bondholders, but, rather, is passed through to Accredited. Should the level of overcollateralization fall below a required level, excess interest will again be paid as principal to the bondholders until the required level has been reached. The securitization agreements also provide that if delinquencies or losses on the underlying mortgage loans exceed certain maximums, the required level of credit enhancement would be increased.

Due to the potential for prepayments of mortgage loans, the early distribution of principal to the bondholders and the optional clean-up call, the bonds are not necessarily expected to be outstanding through the stated maturity date set forth above.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Canadian mortgage loan financing conduit. The facility bears interest at variable rates indexed to the prevailing commercial paper rate plus a spread (ranging from 0.25% to 0.85%). The notes are collateralized by Canadian residential mortgage loans with an aggregate outstanding balance of $351.0 and $70.9 million at the end of December 31, 2006 and 2005, respectively, which are included in mortgage loans held for investment. In addition, $17.8 and $8.2 million at December 31, 2006 and 2005, respectively, of restricted cash is pledged as collateral (see Note 3).

Other borrowings. Other borrowings consist of:

A $ 50 million short term financing facility (a sub-limit of $660 million AHL warehouse credit facility) with interest at LIBOR plus 1.25%, the balance of which at December 31, 2006 and 2005 was $16.4 million and $15.6 million, respectively. The outstanding borrowings are collateralized by unsold portions of securitized bonds of $25.2 million and $25.2 million at December 31, 2006 and 2005, respectively. Subsequent to year end, this facility was terminated by Accredited.

A $75 million senior secured credit agreement which expires in September 2007 and is secured by mortgage servicing rights and servicing advances related to Accredited’s securitizations. The notes bear interest at LIBOR plus a spread from 1.5% for servicing advances to 1.75% for servicing rights. The balance outstanding at December 31, 2006 was $8.4 million and the interest was 6.85% at December 31, 2006. Subsequent to year end, as part of the Farallon Term Note, the amount which can be borrowed under this senior credit agreement to finance servicing rights and servicing advances was capped at $49 million (See Note 19-”Subsequent Events”).

A $100 million master repurchase agreement, secured by owner trust certificates of securitized mortgage loans for which the REIT is the depositor, bearing interest at LIBOR plus a spread. There was no balance outstanding at December 31, 2006. Subsequent to year end, this facility was terminated by the REIT.

A $100 million master repurchase agreement which, secured by owner trust certificates of securitized mortgage loans for which the REIT is depositor, bearing interest at LIBOR plus spread. There was no balance outstanding at December 31, 2006. Subsequent to year end, this facility was terminated by the REIT.

Our credit facilities contain extensive restrictions and covenants including minimum profitability, interest coverage, liquidity, and net worth requirements and limitations on total indebtedness (See Note 7).

The following table summarizes the expected repayments relating to the securitization bond financing and Canadian mortgage loan financing conduit at December 31, 2006 and is based on anticipated receipts of principal and interest on underlying mortgage loan collateral using estimated prepayment speeds:

Year Ending December 31:	(in thousands)
2007	$2,777,902
2008	1,753,179
2009	1,056,183
2010	632,207
2011	408,460
Thereafter	998,808
Bond discount	(8,639)

Total	$7,618,100

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. INCOME TAXES

The income tax provision consists of the following for the years ended December 31:

	2006	2005	2004
	(in thousands)
Current:
Federal	$59,535	$120,274	$86,880
State	3,731	23,711	17,931

Total current provision	63,266	143,985	104,811

Deferred:
Federal	41,219	(35,091)	(16,640)
State	21,163	(6,908)	(2,882)

Total deferred (benefit) provision	62,382	(41,999)	(19,522)

Total provision	$125,648	$101,986	$85,289

The deferred income tax expense results from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The primary sources of these differences were the origination and reversal of the following: mortgage securitizations where taxable income has been recognized in excess of book income, loans held for sale at year end where taxable income recognized has been less than book income and various reserves and accruals in which book deductions exceed tax deductions.

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the consolidated statements of operations for the years ended December 31:

	2006	2005	2004
	(in thousands)
Federal income tax (benefit) at statutory rate	$(24,508)	$93,589	$76,903
Goodwill impairment	49,831	—	—
Federal/state valuation allowance	112,140	—	—
State income tax, net of federal effects	(7,486)	9,942	9,392
REIT dividends on preferred stock	(3,492)	(3,492)	(1,279)
Other	(837)	1,947	273

Total provision	$125,648	$101,986	$85,289

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of significant items comprising Accredited’s net deferred tax (liability) asset were as follows at December 31:

	2006	2005
	(in thousands)
Deferred tax assets:
Market reserve on loans held for sale	$40,457	$8,639
Loan securitizations	111,348	54,991
Other reserves and accruals	71,726	12,289
Net Operating Losses	26,200	—
State taxes	1,291	6,151

Total deferred tax assets	251,022	82,070

Deferred tax liabilities:
Mortgage-related securities	(8,239)	(10,800)
Loans held for sale	(6,858)	6,303

Cash flow hedging	(3,225)	(9,549)

Total deferred tax liabilities	(18,322)	(14,046)

Net deferred tax asset before valuation allowance	232,700	68,024
Valuation Allowance	(112,140)	—

Net deferred tax asset after valuation allowance	$120,560	$68,024

As of December 31, 2006, we had net operating loss carry-forwards for tax purposes of approximately $75 million and $9 million for federal and state tax purposes respectively, which have been classified as a deferred tax asset. The net operating loss carry-forwards are attributable to the Aames transaction which occurred in 2006. Utilization of the net operating loss carry-forwards acquired in the Aames transaction are subject to federal and state income tax rules that limit the utilization due to the occurrence of an ownership change under Internal Revenue Code Section 382 (“IRC Section 382”). The amount of the deferred tax asset recorded for these net operating loss carry-forwards has considered any existing limitations on their utilization under IRC Section 382. Note that it is possible that additional limitations on the utilization of these losses could be incurred if additional ownership changes were to occur. If not used, these carry-forwards will expire in varying amounts during fiscal years 2017 through 2025.

As a result of losses anticipated in 2007, which indicate uncertainty as to the availability of future taxable earnings, the “more-likely-than-not” standard has not been met and therefore the portion of the deferred tax asset that requires taxable income will not be realized. As such, a valuation allowance of $112.1 million has been established decreasing the total accumulated net deferred tax asset of $232.7 million to the $120.6 million reported in the table above. The deferred tax asset of $120.6 million represents federal and state income taxes paid in prior years which may be recovered by future losses as a result of reversing deductible temporary differences.

Accredited recorded $4.3 million, $4.8 million and $7.0 million, during 2006, 2005 and 2004, respectively, as a reduction in income taxes payable for corporate tax deductions arising from the sale by employees of common stock they acquired from employee stock plans prior to the fulfillment of the required tax holding periods for such stock. These benefits have been reflected as additional paid in capital in the accompanying consolidated statements of stockholders’ equity.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities were as follows at December 31:

	2006	2005
	(in thousands)
Accrued liabilities—payroll	$28,591	$28,116
Accrued liabilities—merger transaction and direct acquisition costs	23,084	—
Accrued liabilities—general	71,769	32,812
Derivative liabilities	31,703	28,053
Reserve for repurchases and premium recapture	110,909	10,751

Total	$266,056	$99,732

Activity in the reserve for repurchases and premium recapture included in accrued liabilities was as follows for the years ended December 31:

	Balance at Beginning of Year	Additions to Reserve(1)	Acquired in Aames Acquisition	Losses Incurred	Balance at End of Year
	(in thousands)
2006:
Reserve for repurchases	$7,434	$43,712	$62,230	$(7,265)	$106,111
Reserve for premium recapture	3,317	11,457	—	(9,976)	4,798

Total	$10,751	$55,169	$62,230	$(17,241)	$110,909

2005:
Reserve for repurchases	$5,126	$4,120		$(1,812)	$7,434
Reserve for premium recapture	2,410	8,318		(7,411)	3,317

Total	$7,536	$12,438		$(9,223)	$10,751

2004:
Reserve for repurchases	$5,445	$736		$(1,055)	$5,126
Reserve for premium recapture	2,470	3,943		(4,003)	2,410

Total	$7,915	$4,679		$(5,058)	$7,536

(1)	Reduces gain on sale of mortgage loans

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments such as cash and cash equivalents, restricted cash and accrued interest receivable and payable are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of warehouse credit facilities are reasonable estimates of their fair value because of their short maturity and interest rates that adjust with current market rates. Accredited ascribes no value to mortgage loan origination commitments because there are no interest rate-lock commitments on our primary mortgage loan products. The rates at which Accredited has committed to sell mortgage loans approximate current market values and, therefore, no value has been ascribed to the forward sale commitments.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following methods and assumptions were used to estimate the fair value of other financial instruments carried at cost in our consolidated balance sheet for which it is practicable to estimate fair value. However, the estimates presented herein are not necessarily indicative of the amounts that Accredited could realize in a current market exchange.

Cash and cash equivalents—The fair value approximates the carrying amount reported in the consolidated balance sheet.

Restricted cash—The fair value approximates the carrying amount reported in the consolidated balance sheet.

Mortgage Loans Held for Sale and Mortgage Loans Held for Investment—We estimate fair value by evaluating a variety of market indicators including recent trades, outstanding commitments or current investor yield requirements.

Derivative assets—The fair value of derivative assets is based upon quoted market prices.

Securitization Bond Financing—Fair value is determined using interest rates, credit spreads and prepayment assumptions as of each balance sheet date which investors could use to price securities having similar principal and interest cash flows.

Derivative liabilities—The fair value of derivative liabilities is based upon quoted market prices.

Estimated fair values for these financial instruments were as follows at December 31:

	2006		2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$173,113	$173,113	$44,714	$44,714
Restricted cash	96,758	96,758	46,207	46,207
Mortgage loans held for sale, net	2,073,268	2,116,216	2,252,252	2,291,079
Mortgage loans held for investment	8,666,744	8,938,128	7,321,608	7,610,579
Derivative assets, including margin account	83,148	83,148	115,647	115,647
Financial liabilities:
Credit Facilities—loans held for sale	2,706,077	2,706,077	2,749,479	2,749,479
Securitization bond financing	7,642,842	7,626,810	6,256,460	6,249,766
Subordinated note(1)	80,000	77,156	40,000	40,000
Derivative liabilities	31,703	31,703	28,053	28,053

(1)	Subordinated note is included in Credit Facilities in the Consolidated Balance Sheet.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. MINORITY INTEREST IN SUBSIDIARY

In May 2004, AHL formed a subsidiary, Accredited Mortgage Loan REIT Trust (“REIT”), for the purpose of acquiring, holding and managing real estate assets. All of the outstanding common shares of the REIT are held by AHL, which in turn is a wholly owned subsidiary of Accredited. The REIT, in 2004, issued Series A Preferred Shares to outside investors in the aggregate amount of $102.3 million. The Series A Preferred Shares bear a dividend of 9.75% annually.

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

In December 2006, the REIT’s board of trustees declared dividends on common stock of $199.2 million. In December 2005, the REIT’s board of trustees declared dividends on common stock of which $197.7 million was paid in December 2005 and $12.3 million was paid in January 2006.

In March, June, September and December of 2006, the REIT’s board of trustees declared a quarterly cash dividend on the preferred shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15, September 15 and December 15, which aggregated approximately $10 million for the year ended December 31, 2006. Preferred dividends paid during 2005 were $10.0 million.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee at December 31, 2006 was $102.3 million. Based on total preferred shares outstanding at December 31, 2006, the REIT’s current annual preferred dividend obligation totals $10.0 million.

The preferred shares are reported as minority interest in subsidiary in the consolidated balance sheets.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. GAIN ON WHOLE LOAN SALES

The components of gain on sale of mortgage loans were as follows for the years ended December 31:

	2006	2005	2004
	(dollars in thousands)
Net gain on sale of mortgage loans	$280,399	$318,871	$308,288
Net gain (loss) on derivatives	4,470	21,601	(1,201)
Provisions for market valuation (LOCOM), repurchases and premium recapture	(120,146)	(18,472)	(12,814)
Net origination points and fees	85,085	38,940	32,120
Direct mortgage loan origination expenses	(47,780)	(47,835)	(42,813)

Gain on sale of mortgage loans, net	$202,028	$313,105	$283,580

14. EMPLOYEE STOCK AND BENEFIT PLANS

Stock Option Plans—Accredited’s 1995 Executive Stock Option Plan, 1995 Stock Option Plan, 1998 Stock Option Plan, and 2002 Stock Option Plan (collectively the “Stock Option Plans”), provide for the issuance of stock options to eligible directors, employees and consultants. Accredited’s 2002 Stock Option Plan (“2002 Plan”) was adopted by the board of directors and approved by the stockholders in 2002. The share reserve established in the 2002 Plan consists of the number of shares remaining available for option grants and the number of options outstanding under all stock option plans. Accredited may issue up to 2,630,000 shares of common stock under these plans of which 1,523,000 were granted and outstanding and 1,107,000 were available for future grants at December 31, 2006. A summary of the changes in options outstanding under Accredited’s Stock Option Plans for the years ended December 31, 2006 and 2005 were as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2004	1,370	$14.96
Options granted	724	$43.33
Options exercised	(343)	$7.38
Options cancelled	(353)	$35.70

Outstanding at December 31, 2005	1,398	$26.29
Options granted	714	$45.65
Options exercised	(197)	$15.36
Options cancelled	(392)	$42.90

Outstanding at December 31, 2006	1,523	$32.49	7.63 yrs	$9,027

Options vested and expected to vest at December 31, 2006	1,337	$31.05	7.43 yrs	$9,000
Options exercisable at December 31, 2006	679	$20.50	6.18 yrs	$8,393

Aggregate intrinsic value disclosed above represents the amount by which Accredited’s closing stock price of $27.35 on December 31, 2006 exceeds the exercise price of the options. The actual intrinsic value of options exercised was $6.5 million, $12.0 and $19.5 million during the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006, Accredited had $6.7 million of net unrecognized compensation expense related to stock option plans that will be recognized over the weighted-average period of 1.9 years. During 2006, the Company received cash from the exercise of options of $3.0 million and related tax benefits of $0.3 million.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All options granted in 2006 were granted at an exercise price equal to the closing market price on the date of grant. The options are scheduled to vest over four years and expire no later than 10 years after the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option model. The assumptions used in the option-pricing model for options granted during the year ended December 31, 2006 are noted in the following table:

Weighted-average risk-free rate	4.77%
Weighted-average expected life	3.9	yrs
Expected Volatility	43%
Dividend Yield	0%
Weighted-average grant date fair value	$17.66

In determining the expected volatility, historical and implied volatility was reviewed. As a result of our analysis, the computation of expected volatility for new grants is based on the historical volatility of Accredited’s common stock, excluding 2003, the year Accredited became a public entity. Prior to 2006, Accredited’s expected volatility was based on the average of its own volatility and the volatility of several of its closest competitors. The weighted-average expected life assumption was also modified in the first quarter of 2006 to include an estimate for outstanding options that have not yet been exercised and have not yet reached their full contractual term. The change in computation of volatility and weighted-average expected life was applied on a prospective basis beginning with awards granted after December 31, 2005.

2002 Employee Stock Purchase Plan—During 2005, Accredited’s management agreed to discontinue the plan as of January 1, 2006, the effective date of SFAS 123R. During 2005 and 2004, employees purchased 124,000 and 178,000, shares at an average price of $37.47 and $23.74, respectively.

Deferred Compensation Plan—Accredited’s Deferred Compensation Plan was adopted by the board of directors and approved by the stockholders in 2002, and became effective on January 1, 2003. The plan is an unfunded, nonqualified deferred compensation plan that benefits directors, certain designated key members of management and key employees. Under the plan, a participant may defer up to 100% of their base salary, director fee, bonus and/or commissions on a pre-tax basis. The Deferred Compensation Plan permits the granting of restricted stock units (“RSUs”) to eligible participants at fair market value on the date of grant. The maximum number of shares of stock that could be issued under the plan was 2,000,000 of which 171,000 have been released, 655,000 are granted and outstanding, and 1,174,000 are available for future grants at December 31, 2006. The RSUs generally vest 50% two years from the date of grant and 25% each year thereafter until fully vested and are payable in Accredited’s common stock upon distribution. RSUs granted to directors cliff vest two years from the date of grant.

The fair value of restricted stock units is based upon the market price of the underlying common stock as of the date of the grant. The per share weighted-average grant date fair value of units awarded during 2006, 2005, and 2004 was $49.14, $42.45 and $33.63, respectively.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the changes in units outstanding under Accredited’s Deferred Compensation Plan for the years ended December 31, 2006 and 2005 were as follows:

	Units	Aggregate Intrinsic Value
	(in thousands)	(in thousands)
Outstanding at December 31, 2004	588
Awarded	276
Released	(9)
Forfeited	(81)

Outstanding at December 31, 2005	774
Awarded	125
Released	(162)
Forfeited	(82)

Outstanding at December 31, 2006	655	$17,913

Units vested not released	181	$4,939
Units vested and expected to vest at December 31, 2006	596	$16,303

The aggregate intrinsic value of restricted stock units is calculated based on the number of units and the quoted market price of $27.35 at December 31, 2006. During 2006, 2005, and 2004 the total intrinsic value of net units released was $8.2 million, $0.4 million, and $17,000, respectively. At December 31, 2006, there was approximately $10.0 million in net unrecognized compensation expense related to the nonvested units, which is expected to be recognized over 2.1 years.

Restricted Stock Awards—Accredited issued 41,000 shares of restricted stock shares to two of its officers in 2005 as an inducement to employment. The shares of restricted stock had a value of $1.5 million on the issue date and an average grant date fair value of $37.14. The expense for these shares is recognized over the awards’ service period of approximately five-years. As of December 31, 2006, approximately 5,000 of the awards had vested. The total intrinsic value of these vested awards at release was $0.2 million. At December 31, 2006, there was approximately $0.8 million in unrecognized compensation expense related to the 36,000 nonvested awards, which is expected to be recognized over 2.9 years.

401(k) Plan—Accredited participates in a defined contribution plan. Substantially all employees are eligible to participate in the plan after completing one quarter year of service. Employees may contribute up to 100% of their gross salary subject to Internal Revenue Service limitations. Accredited matches 50% of the first 6% contributed by employees. During 2006, 2005 and 2004, Accredited contributed $3.9 million, $3.6 million, and $3.0 million, respectively.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Information

Prior to the adoption of SFAS 123R, Accredited accounted for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, recognition of compensation cost was not required for most of Accredited’s stock options. However, pro forma disclosures of the effects of recognizing compensation cost under the SFAS 123 fair value method was required. As previously reported for the years ended December 31, 2005 and 2004, stock option compensation expense and its effect on income and earnings per share if Accredited had applied SFAS 123 is reflected below.

	2005	2004
	(in thousands, except for per share amounts)
Net income, as reported	$155,432	$130,778
Add: Stock option compensation included in reported net income, net of tax	82	38
Deduct: Stock option compensation expense determined using fair value method, net of tax	(3,488)	(2,783)

Pro forma net income	$152,026	$128,033

Earnings per share:
Basic—as reported	$7.37	$6.42

Basic—pro forma	$7.21	$6.28

Diluted—as reported	$7.07	$6.07

Diluted—pro forma	$6.91	$5.94

The fair value of each option grant and purchase right is estimated as of the date of the grant using the Black-Scholes multiple option-pricing model. The underlying assumptions used to estimate the fair values of options granted under the Stock Option Plans and purchase rights granted under the Employee Stock Purchase Plan during the years ended December 31 are as follows:

	2005		2004
Weighted average risk free rate for options	3.62%		2.42%
Weighted average risk free rate for purchase rights	3.04%		1.35%
Weighted average expected option life	2.7	yrs	2.7	yrs
Expected purchase right life	0.5	yrs	0.5	yrs
Expected stock price volatility for options	44%		54%
Expected stock price volatility for purchase rights	41%		48%
Expected dividend yield	—		—
Weighted average fair value of options granted with an exercise price equal to market price on grant date	$13.33		$12.54
Weighted average fair value of purchase rights granted	$12.65		$8.37

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and the weighted average number of unissued, vested restricted common stock awards outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if net income (loss) were divided by the sum of the weighted average number of common shares outstanding assuming all potentially dilutive shares were issued and the weighted average number of unissued, vested restricted common stock awards outstanding. The computations for basic and diluted earnings (loss) per share were as follows for the years ended December 31:

	Net Income (Loss) (numerator)	Shares (denominator)	Per Share Amount
	(in thousands, except per share amounts)
2006:
Basic loss per share	$(205,648)	22,611	$(9.09)

Effect of dilutive shares:
Stock options
Restricted stock

Diluted loss per share	$(205,648)	22,611	$(9.09)

Potentially dilutive stock options not included above since they are antidilutive		1,271

2005:
Basic earnings per share	$155,432	21,097	$7.37

Effect of dilutive shares:
Stock options		642
Restricted stock		251

Diluted earnings per share	$155,432	21,990	$7.07

Potentially dilutive stock options not included above since they are antidilutive		316

2004:
Basic earnings per share	$130,778	20,374	$6.42

Effect of dilutive shares:
Stock options		1,023
Restricted stock		149

Diluted earnings per share	$130,778	21,546	$6.07

Potentially dilutive stock options not included above since they are antidilutive		144

16. COMMITMENTS AND CONTINGENCIES

Leases

Accredited leases office space for its headquarters in San Diego, California, for various branch offices, executive suites, and record storage facilities across the country under operating leases expiring at various dates through 2015. Certain office space lease commitments have renewal options extending through 2025.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, the minimum future lease payments under non-cancelable operating leases and sublease income were as follows:

Years Ending December 31,	Lease Commitments	Sublease Rentals	Net
	(in thousands)
2007	$36,103	$2,827	$33,276
2008	31,395	2,861	28,534
2009	24,335	2,115	22,220
2010	19,892	2,089	17,803
2011	15,207	2,089	13,118
Thereafter	31,522	2,088	29,434

Total	$158,454	$14,069	$144,385

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $17.8 million, $12.2 million and $9.1 million, respectively.

Other

Accredited is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers. These financial instruments primarily represent commitments to fund mortgage loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the balance sheet. The credit risk is mitigated by Accredited’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. Accredited does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. Accredited commits to originate mortgage loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $731 million as of December 31, 2006.

Commitments to sell mortgage loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee.

Accredited periodically enters into other mortgage loan sale commitments. At December 31, 2006 forward mortgage loan sale commitments awaiting settlement amounted to $172 million.

Accredited’s mortgage banking business is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”) which require that Accredited maintain a minimum net worth of $250,000. Accredited was in compliance with this requirement at December 31, 2006.

From time to time, Accredited enters into certain types of contracts that contingently require Accredited to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of Accredited’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, Accredited has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2006.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares: (i) all accrued and unpaid dividends, (ii) the redemption price and (iii) the liquidation preference. See further discussion under Note 11. “Minority Interest in Subsidiary”.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Matters

In July 2007 AHL was served with a complaint, National Community Reinvestment Coalition (“NCRC”) v. Accredited Home Lenders Holding Company [sic], et al., brought in the United States District Court for the District of Columbia. The complaint alleges that AHLHC, AHL and the REIT engaged in a practice of discriminating against African-Americans and Latinos by requiring minimum property values of $100,000 on row homes for certain loan programs and prohibiting the use of row homes as collateral for certain other loan programs, without business justification for those restrictions. Plaintiff seeks compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys’ fees and costs of suit. There has been no ruling on the merits of plaintiff’s claims. AHL and, if served, AHLHC and the REIT, intend to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but AHLHC, AHL, and the REIT do not believe it will have a material adverse effect on their business.

In July 2007, AHL was named in a class action complaint, National Association for the Advancement of Colored People (NAACP) v. Ameriquest Mortgage Company, et al., brought in the United States District Court for the Central District of California. The NAACP filed the action on behalf of itself and its African-American members, alleging that AHL and 12 other lenders violated the Fair Housing Act, Equal Credit Opportunity Act, and Civil Rights Act by steering African-American applicants who would otherwise qualify for prime loans into non-prime loans and charging African-American borrowers higher interest rates and fees than similarly situated Caucasians. Plaintiff seeks, on behalf of itself and others similarly situated, declaratory and injunctive relief and recovery of attorneys’ fees and costs of suit. AHL has not been served with the complaint and is unaware of any motion to certify the class having been filed or of any ruling on the merits of either the plaintiff’s individual claims or those of the putative class. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but AHL does not believe it will have a material adverse effect on its business.

In June 2007, AHLHC was served with two class action complaints, Korsinski v. Accredited Home Lenders Holding Co., et al. and Wan v. Accredited Home Lenders Holding Co., et al., brought in the Superior Court of the State of California, County of San Diego. The complaints allege breaches of fiduciary duty by AHLHC and members of its Board of Directors in connection with AHLHC’s entry into an Agreement and Plan of Merger with affiliates of Lone Star Fund V (U.S.) L.P. Plaintiffs seek injunctive relief, and recovery of attorneys’ fees and costs of suit. The Korsinski matter has been voluntarily dismissed by the plaintiff without prejudice. In the Wan matter, the plaintiff has filed a motion for preliminary injunction which is scheduled to be heard on August 24, 2007. A motion for class certification has not been filed. AHLHC intends to vigorously defend this matter. The ultimate outcome of this matter is not presently determinable, but if the plaintiff is successful in obtaining injunctive relief, it could have a material adverse effect on the Company’s business.

In March 2007, AHLHC was served with a class action complaint, Atlas v. Accredited Home Lenders Holding Co., et al., brought in the United States District Court for the Southern District of California. The complaint alleges violations of federal securities laws by AHLHC and certain members of senior management. AHLHC is aware that five similar securities class actions, Joory v. Accredited Home Lenders Holding Co., et al., Pourshafie v. Accredited Home Lenders Holding Co., et al., Theda v. Accredited Home Lenders Holding Co., et al., City of Brockton Retirement System v. Accredited Home Lenders Holding Co., and Kornfeld v. James A. Konrath, et al., have been filed in the same court. Pursuant to the Private Securities Litigation Reform Act, these cases have been consolidated and a lead plaintiff has been selected. The consolidated, amended complaint is due 21 days after AHLHC releases its 2006 audited financial statements, and AHLHC’s response to this complaint is due forty-five days after the complaint is filed. AHLHC intends to vigorously defend these matters. The ultimate outcome of these matters and the amount of liability, if any, which may result, is not presently determinable, but the Company does not believe these actions will have a material adverse effect on its business.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2007, AHL was served with a class action complaint, Edwards v. Accredited Home Lenders, Inc., et al., brought in the United States District Court for the Southern District of Alabama. The complaint alleges violations of the federal Truth in Lending Act for allegedly failing to disclose title insurance charges and recording fees as part of finance charges. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class, and AHL intends to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but the Company does not believe it will have a material adverse effect on its business.

In February 2007, AHL acknowledged service of a class action complaint, Sierra v. Aames Home Loan, brought in the Superior Court for Los Angeles County, California. As a result of the mergers between AHLHC and Aames Investment Corporation (“AIC”) and between certain of their respective subsidiaries, AHL has succeeded to the litigation interests of AIC and its subsidiaries, including the interest under this matter of Aames Home Loan (a trade name of Aames Funding Corporation (“AFC”)) in this lawsuit. The named plaintiff is a former commissioned loan officer of AFC, and the complaint alleges that AFC violated state law by requiring the plaintiff to work overtime without compensation. The plaintiff seeks to recover, on behalf of himself and other similarly situated employees, the allegedly unpaid overtime, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and AHL intends to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but the Company does not believe it will have a material adverse effect on its business.

In October 2006, as a result of the mergers referenced above, AHL succeeded to the position of AFC under a class action complaint, Miller v. Aames Funding Corporation, filed in the United States District Court, Eastern District of Texas. The complaint alleges that adjustable-rate home equity loans originated by AFC in Texas violate the Texas Constitution’s requirement that such loans be scheduled to be repaid in substantially equal installments. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On September 29, 2006, the court on its own motion stayed the action, pending the resolution of class certification issues in a similar action pending before the court. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class, and AHL intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on the Company’s business.

In October 2006, by virtue of the mergers referenced above, AHLHC and AHL succeeded to the interests of AIC and AFC under the matters of Webb, et al., v. Aames Investment Corporation, et al. (U.S. District Court, Central District of California) and Cooper, et al., v. Aames Funding Corporation (U.S. District Court, Eastern District of Wisconsin), class action complaints which allege violations of the Fair Credit Reporting Act in connection with prescreened offers of credit and are similar in nature to the Phillips matter referenced below. The Cooper matter was transferred to the Central District of California and consolidated with the Webb matter by stipulation of counsel on September 29, 2006. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and AHLHC and each affected subsidiary intend to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on the Company’s business.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2006, AHL was served with a class action complaint, Cabrejas v. Accredited Home Lenders, Inc., brought in the Circuit Court for Prince George’s County, Maryland. The complaint alleges that AHL’s origination of second lien loans in Maryland violated the Maryland Secondary Mortgage Loan Law (the “SMLL”) and Consumer Protection Act in that fees charged on such loans exceeded 10% of the respective loan amounts. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, disgorgement of fees, pre-judgment interest, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On April 13, 2006, AHL removed the action to the United States District Court, District of Maryland. On May 15, 2006, AHL filed a motion to dismiss plaintiffs’ second cause of action alleging a violation of the Maryland Consumer Protection Act on the basis that full disclosure of the fees cannot be an unfair or deceptive trade practice, which motion was granted on December 4, 2006. On January 3, 2007, plaintiffs filed a Second Amended Complaint, alleging that AHL’s origination in Maryland of second lien loans with balloon payments was also a violation of the SMLL. On July 5, 2007, the court granted AHL’s motion to dismiss this new claim on the basis that the SMLL’s prohibition of balloon payments was and is preempted by the federal Alternative Mortgage Transactions Parity Act. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff’s remaining individual claims or the remaining claims of the putative class, and AHL intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but the Company does not believe it will have a material adverse effect on its business.

In September 2005, AHL and AHLHC were served with a class action complaint, Phillips v. Accredited Home Lenders Holding Company, et al., brought in the United States District Court, Central District of California. The complaint alleges violations of the Fair Credit Reporting Act in connection with prescreened offers of credit made by AHL. The plaintiff seeks to recover, on behalf of the named plaintiff and similarly situated individuals, damages, pre-judgment interest, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On January 4, 2006, the plaintiff re-filed the action in response to the court’s December 9, 2005, decision granting AHL’s and AHLHC’s motion to (1) dismiss with prejudice plaintiff’s claim that AHL’s offer of credit failed to include the clear and conspicuous disclosures required by FCRA, (2) strike plaintiff’s request for declaratory and injunctive relief, and (3) sever plaintiff’s claims as to AHL and AHLHC from those made against other defendants unaffiliated with AHL or AHLHC. Plaintiff’s remaining claim is that AHL’s offer of credit did not meet FCRA’s “firm offer” requirement. On May 15, 2007, the court granted plaintiff’s motion to certify two subclasses, the first consisting of 58,750 recipients of the initial mailer received by the named plaintiff, and a second consisting of 70,585 recipients of the second mailer received by the named plaintiff. On May 24, 2007, AHL and AHLHC filed a Petition for Leave to Appeal with the Ninth Circuit Court of Appeals, seeking an immediate appeal from the Order granting class certification and a stay of the action in the District Court pending the outcome of that appeal. A ruling on this appeal is not expected until the third quarter of 2007. In the meantime, there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class, and AHL and AHLHC intend to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable. If, however, the class certification stands and either or both subclasses were to prevail on the merits, the potential liability could have a material adverse effect on the Company’s business.

In January 2004, AHL was served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The named plaintiff is a former commissioned loan officer of AHL, and the complaint alleges that AHL violated California and federal law by misclassifying the plaintiff and other non-exempt employees as exempt employees, failing to pay the plaintiff on an hourly basis and for overtime worked, and failing to properly and accurately record and maintain payroll information. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

about such violations. AHL has been served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action. The parties have agreed to, and the court has approved, a settlement with respect to the named plaintiffs and with respect to a class of current and former AHL employees which the court has certified for settlement purposes. The amount payable by the Company under the settlement is not material to its financial condition or results of operations.

In December 2002, AHL was served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which AHL does business and the common law of unjust enrichment. The complaint alleges that AHL has a practice of misrepresenting and inflating the amount of fees it pays to third parties in connection with the residential mortgage loans that it funds. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid AHL to pay, or reimburse AHL’s payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to AHL for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid to AHL and the amount AHL paid to the third party and (2) a nationwide class of claimants with respect to an unjust enrichment cause of action included in the original complaint who, since November 19, 1997 paid money to AHL for third- party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid AHL and the amount AHL paid the third party. There has not yet been a ruling on the merits of either the plaintiffs’ individual claims or the claims of the class, and AHL intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, that may result is not presently determinable, but the Company does not believe it will have a material adverse effect on its business.

Accredited has accrued for loss contingencies with respect to the foregoing matters to the extent it is probable that a liability has been occurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. Management does not deem the amount of such accrual to be material.

In addition, because the nature of Accredited’s business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, Accredited is subject to various legal proceedings in the ordinary course of business related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. Accredited is also subject to legal proceedings in the ordinary course of business related to employment matters. Accredited does not believe that the resolution of these lawsuits will have a material adverse effect on its financial condition or results of operations.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information for the years ended December 31:

	2006	2005	2004
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$558,554	$304,432	$119,416
Income taxes	$159,336	$79,062	$78,439
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of mortgage loans held for sale to mortgage loans held for investment	$2,403,060	$4,358,310	$3,579,940
Transfer of mortgage loans held for sale to real estate owned	$62,578	$17,223	$6,454
Transfer of mortgage loans held for investment to real estate owned	$53,019	$12,774	$1,834
Value of common stock issued in connection with acquisitions	$235,528	$—	—
Purchase of net assets of business:
Fair value acquired assets	$3,805,557
Fair value liabilities assumed	$3,485,440

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following data was derived from unaudited consolidated financial information for each of the eight quarters ended December 31, 2006. Such information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments necessary for the fair presentation of the information for the periods presented. This information should be read in conjunction with the consolidated financial statements and the related notes. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended				Total year
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2006:
Total net revenues	$141,694	$153,167	$114,309	$31,814	$440,984
Income (loss) before income taxes and minority interest	$63,035	$72,017	$26,174	$(231,248)	$(70,022)
Net income (loss)	$35,823	$41,250	$18,433	$(301,154)	$(205,648)
Basic earnings (loss) per share	$1.66	$1.90	$0.85	$(11.82)	$(9.09)
Diluted earnings (loss) per share	$1.61	$1.84	$0.83	$(11.82)	$(9.09)

2005:
Total net revenues	$123,038	$143,682	$151,756	$150,097	$568,573
Income before income taxes and minority interest	$54,984	$68,565	$73,303	$70,544	$267,396
Net income	$31,287	$39,572	$41,291	$43,282	$155,432
Basic earnings per share	$1.50	$1.89	$1.95	$2.03	$7.37
Diluted earnings per share	$1.43	$1.81	$1.87	$1.96	$7.07

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. SUBSEQUENT EVENTS

On January 11, 2007 Accredited completed a $56 million private placement of trust preferred securities through its subsidiary Accredited Preferred Securities Trust 1. The net proceeds were $54 million. The trust preferred securities bear interest at a fixed rate of 9.01% until January 30, 2012, whereupon the rate floats at three month LIBOR plus 3.95% thereafter until their maturity in January 2037, unless earlier redeemed. The trust preferred securities can be redeemed in whole or in part by Accredited beginning January 30, 2012 without penalty.

On January 30, 2007 Accredited issued $760 million in Asset-Backed Securities. The bonds accrue interest at one-month LIBOR plus a spread and mature in 2037.

On March 16, 2007 Accredited sold approximately $2.7 billion of loans held for sale, funded by warehouse facilities and equity. The loans were sold at a discount to face value and included a holdback reserve of $40 million to satisfy future claims against the loans, including early payment defaults. Claims in excess of the reserve will have no recourse against Accredited. The sale of the $2.7 billion in loans resulted in a pre-tax loss of $150 million in the first quarter of 2007. The sale provided approximately $134 million in cash after paying off credit facilities.

On March 15, 2007, we received a notice from the staff of NASDAQ stating that the Company was not in compliance with Marketplace Rule 4310(c)(14) because it had not filed its Annual Report on Form 10-K for the year ended December 31, 2006 on a timely basis. We requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the NASDAQ staff’s determination and to present our plan to regain compliance with NASDAQ’s filing requirements, which was held on May 3, 2007, followed by a written submission dated May 21, 2007. The hearing request automatically stayed the delisting of the common stock pending the Panel’s review and decision. In addition, on May 15, 2007, we received an additional deficiency notice from the staff of NASDAQ because the Company had not filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. The additional notice stated that such failure could serve as an additional basis for the delisting of the Company’s securities from NASDAQ.

On June 20, 2007 the NASDAQ Listing Qualifications Panel (the “Panel”) granted the Company’s request for continued listing of the Company’s securities on The NASDAQ Global Select Market. The Company’s continued listing is subject to certain conditions, including compliance with extended deadlines for filing with the SEC the Company’s Form 10-K for the fiscal year ended December 31, 2006 and Form 10-Q for the quarter ended March 31, 2007.

In addition, for continued listing of our common stock on NASDAQ, we are required to, among other things, maintain certain minimum thresholds with regard to stockholders’ equity and minimum closing bid prices. If we do not meet the continued listing requirements, our common stock could be subject to delisting from trading on NASDAQ. There can be no assurance that we will continue to meet all requirements for continued listing on NASDAQ.

If we are unable to continue to list our common stock for trading on NASDAQ, there may be an adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. Delisting of our common stock from NASDAQ could also materially adversely affect our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, if we were unable to list our common stock for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company, on March 30, 2007, amended the Amended and Restated Master Repurchase Agreement, dated as of December 30, 2005, with CSFB, and entered into a Master Repurchase Agreement with Wachovia. Under the amended agreement with CSFB, the term of the CSFB repurchase facility was extended through March 31, 2008 and the maximum committed amount able to be borrowed remained at $600 million. Under the agreement with Wachovia (which was amended on May 1, 2007 and on July 5, 2007), the maximum amount the Company is able to borrow is $1 billion.

Also on March 30, 2007, the Company and certain of its subsidiaries entered into a secured five year term Loan Agreement with Mortgage Investment Fundings, L.L.C. (“MIF”), a lending entity managed by Farallon Capital Management. Pursuant to the Loan Agreement, MIF extended term loans guaranteed by the Company in an aggregate principal amount of $230 million. In conjunction with the Loan Agreement, the Company (i) issued to MIF a warrant to purchase 3,226,431 shares of common stock of the Company at an exercise price of $10 per share and (ii) granted to MIF certain preemptive rights to purchase additional equity securities of the Company, certain registration rights with respect to its equity securities in the Company and Board of Directors observer rights. The loans may be prepaid in full at any time, subject to payment of a premium of 7% of amounts prepaid during the first two years of the facility and a lesser premium thereafter. Upon the occurrence of a change of control, the lenders may demand prepayment of the loans and the loans shall be prepaid in full with a premium of 2% of the amount prepaid.

Utilizing proceeds obtained from the sale of loans in the first quarter of 2007 and proceeds from the Farallon term note, Accredited repaid substantially all the debt then outstanding on its warehouse credit facilities. Concurrent with the repayment of these facilities, Accredited terminated many of the warehouse credit lines available to the Company and obtained waivers of certain covenants on the remaining facilities. In exchange for the waivers granted, Accredited agreed that it would not seek additional borrowings under these credit agreements. There were no amounts outstanding under these facilities at July 31, 2007.

In addition, by May 31, 2007, based upon market conditions adversely impacting the salability of any asset-backed commercial paper notes collateralized by non-prime mortgage loans, the Company voluntarily terminated its asset-backed commercial paper program and repaid all subordinated notes and SLNs.

On June 4, 2007 Accredited and affiliates of Lone Star Fund V (U.S.) L.P. (“Lone Star”), entered into a definitive merger agreement pursuant to which Lone Star has agreed to acquire all of the common stock of Accredited in an all-cash transaction.

Under the terms of the agreement, Lone Star has agreed to acquire each outstanding share of Accredited common stock at a price of $15.10 per share, for a total consideration of approximately $400 million. The acquisition is structured as an all-cash tender offer for all outstanding shares of Accredited common stock to be followed by a merger in which each remaining untendered share of Accredited will be converted into the same $15.10 cash per share price paid in the tender offer. The outstanding 9.75% Series A Preferred Shares, par value $1.00 per share (“the Series A Preferred”), of Accredited Mortgage Loan REIT Trust is anticipated to remain outstanding.

The acquisition is subject to the satisfaction of customary conditions, including the tender of a majority of the outstanding Accredited shares and the receipt of certain required regulatory approvals. The tender offer was commenced on June 19, 2007. Due to the need to obtain certain regulatory approvals before the offer can be completed, the expiration date of the offer has been extended twice, and the offer is currently scheduled to expire on August 14, 2007. Lone Star is not required to extend the offer beyond December 31, 2007, or under certain circumstances, beyond March 31, 2008. The transaction is not subject to a financing contingency and is expected to close in the third quarter of 2007.

ACCREDITED MORTGAGE LOAN REIT TRUST

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-48

Balance Sheets as of December 31, 2006 and 2005	F-51

Statements of Operations for each of the two years ended December 31, 2006 and 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-52

Statements of Stockholders’ Equity and Comprehensive Income for each of the two years ended December 31, 2006 and 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-53

Statements of Cash Flows for each of the two years ended December 31, 2006 and 2005 and for the period from inception (May 4, 2004) to December 31, 2004	F-54

Notes to Financial Statements	F-55

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accredited Mortgage Loan REIT Trust

We have audited the accompanying balance sheet of Accredited Mortgage Loan REIT Trust (the “REIT”) as of December 31, 2006, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the REIT’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accredited Mortgage Loan REIT Trust as of December 31, 2006 and the results of its operations and its cash flows for the year then ended , in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the REIT acquires mortgage assets and assumes related funding obligations from its parent, Accredited Home Lenders, Inc. (the “Parent”), who also provides operating facilities, administrative services and mortgage loan servicing for the REIT. The accompanying financial statements have been prepared from the separate records maintained by the REIT and may not be indicative of the conditions that would have existed or the results of operations if the REIT had operated as an unaffiliated entity.

In addition, as discussed in Note 15, in June 2007, the Parent entered into a merger agreement. Management of the Parent expects the merger, which is subject to shareholder approval under certain conditions, to be completed in the third quarter of 2007 and to provide access to additional capital. Turmoil and volatility in the non-prime mortgage sector have put substantial pressure on the Parent’s liquidity. If the Parent’s merger is not consummated or market conditions deteriorate further, the Parent’s financial and operational viability is uncertain. The ultimate outcome of the merger is not presently determinable. The accompanying financial statements do not include any adjustments related to the effects of this uncertainty.

SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

July 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accredited Mortgage Loan REIT Trust

We have audited the accompanying balance sheet of Accredited Mortgage Loan REIT Trust (the “REIT”) as of December 31, 2005 and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the REIT’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

March 10, 2006

Irvine, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accredited Mortgage Loan REIT Trust

We have audited the statements of operations, stockholders’ equity and comprehensive income, and cash flows of Accredited Mortgage Loan REIT Trust (the “REIT”) for the period from inception (May 4, 2004) to December 31, 2004. These financial statements are the responsibility of the REIT’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Accredited Mortgage Loan REIT Trust for the period from inception (May 4, 2004) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

DELOITTE & TOUCHE LLP

March 30, 2005

San Diego, California

A CCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(in thousands, except share values)

	December 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$23,299	$6,158
Accrued interest receivable	52,708	32,604
Mortgage loans held for investment, net of reserve of $129,936 and $98,399, respectively	7,271,553	6,240,136
Derivative assets, including margin account	64,665	91,193
Real estate owned	65,854	10,494
Prepaid expenses and other assets	24,707	19,828
Receivable from parent	112,419	99,642

Total assets	$7,615,205	$6,500,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Securitization and other secured financing	$7,289,209	$6,185,526
Accrued expenses and other liabilities	57,507	30,961

Total liabilities	7,346,716	6,216,487

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; authorized 200,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at December 31, 2006 and 2005	4,094	4,094
Common stock, $0.001 par value; authorized 100,000,000 shares; issued and outstanding 100,000 at December 31, 2006 and 2005	1	1
Additional paid-in capital	398,628	303,180
Accumulated other comprehensive income	7,947	23,991
Accumulated deficit	(142,181)	(47,698)

Total stockholders’ equity	268,489	283,568

Total liabilities and stockholders’ equity	$7,615,205	$6,500,055

The accompanying notes are an integral part of these financial statements

A CCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Inception (May 4, 2004) to December 31, 2004
REVENUES:
Interest income (including $11,735, $4,008 and $99 from parent)	$571,036	$408,599	$98,024
Interest expense	(373,196)	(198,238)	(35,671)

Net interest income	197,840	210,361	62,353
Provision for losses on mortgage loans held for investment	(38,714)	(16,900)	(6,536)

Net interest income after provision	159,126	193,461	55,817
Other income	3,480	1,878	414

Total net revenues	162,606	195,339	56,231

OPERATING EXPENSES:
Management fee assessed by parent	35,602	25,693	7,181
Direct general and administrative expenses	9	60	—

Total operating expenses	35,611	25,753	7,181

Net income	126,995	169,586	49,050
Dividends on preferred stock	(9,978)	(9,978)	(3,656)

Net income available to common stockholder	$117,017	$159,608	$45,394

Basic and diluted earnings per common share	$1,170.17	$1,596.08	$453.94
Weighted average shares outstanding for basic and diluted	100	100	100

The accompanying notes are an integral part of these financial statements

A CCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount	Shares	Amount
Common stock issued upon formation, May 4, 2004	—	$—	100	$1	$—	$—	$—	$1
Capital contributions from parent	—	—	—	—	69,458	—	—	69,458
Preferred stock issued in public offering, net of offering costs	4,094	4,094	—	—	93,829	—	—	97,923
Net unrealized gain on derivatives	—	—	—	—	—	3,348	—	3,348	$3,348
Net income	—	—	—	—	—	—	49,050	49,050	49,050
Dividend on common stock	—	—	—	—	—	—	(50,000)	(50,000)	—
Dividends on preferred stock	—	—	—	—	—	—	(3,656)	(3,656)	—

Balance, December 31, 2004	4,094	4,094	100	1	163,287	3,348	(4,606)	166,124	$52,398

Capital contributions from parent	—	—	—	—	139,893	—	—	139,893
Net unrealized gain on derivatives	—	—	—	—	—	35,277	—	35,277	$35,277
Reclassification adjustment into earnings for unrealized gain on derivatives	—	—	—	—	—	(14,634)	—	(14,634)	(14,634)
Net income	—	—	—	—	—	—	169,586	169,586	169,586
Dividend on common stock	—	—	—	—	—	—	(202,700)	(202,700)	—
Dividends on preferred stock	—	—	—	—	—	—	(9,978)	(9,978)	—

Balance, December 31, 2005	4,094	4,094	100	1	303,180	23,991	(47,698)	283,568	$190,229

Capital contributions from parent	—	—	—	—	95,448	—	—	95,448
Net unrealized gain on derivatives	—	—	—	—	—	16,587	—	16,587	$16,587
Reclassification adjustment into earnings for unrealized gain on derivatives	—	—	—	—	—	(32,631)	—	(32,631)	(32,631)
Net income	—	—	—	—	—	—	126,995	126,995	126,995
Dividend on common stock	—	—	—	—	—	—	(211,500)	(211,500)	—
Dividends on preferred stock	—	—	—	—	—	—	(9,978)	(9,978)	—

Balance, December 31, 2006	4,094	$4,094	100	$1	$398,628	$7,947	$(142,181)	$268,489	$110,951

The accompanying notes are an integral part of these financial statements

A CCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Inception (May 4, 2004) to December 31, 2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$126,995	$169,586	$49,050
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized mortgage loans	(7,264)	(3,168)	(525)
Amortization of deferred costs	14,514	13,030	247
Provision for losses on mortgage loans held for investment	38,714	16,900	6,536
Unrealized loss on derivatives	28,542	24,592	650
Adjustment into earnings for gain on derivatives from other comprehensive income	(32,631)	(14,634)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(2,669)	(10,565)	(22,039)
Derivative assets, including margin account	12,157	(66,593)	—
Prepaid expenses and other assets	(8,458)	(3,114)	8,435
Accrued expenses and other liabilities	13,851	25,756	2,058

Net cash provided by operating activities	183,751	151,790	44,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received and other changes in mortgage loans held for investment	2,645,311	1,973,254	379,796
Disposition of Aames assets acquired	53,887	—	—

Net cash provided by investing activities	2,699,198	1,973,254	379,796

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization and other secured financing, net of fees	2,381,320	4,185,767	2,675,699
Payments on securitization and other secured financing	(2,683,542)	(1,984,093)	(383,145)
Net change in credit facilities	(2,347,977)	(4,034,213)	(2,767,798)
Net payments to parent	—	—	(15,214)
Capital contributions from parent	18,646	7,000	26,001
Net increase in receivable from parent	(12,777)	(84,687)	—
Proceeds from preferred stock offering	—	—	97,923
Payments of common stock dividends	(211,500)	(202,700)	(50,000)
Payments of preferred stock dividends	(9,978)	(9,978)	(3,656)

Net cash used in financing activities	(2,865,808)	(2,122,904)	(420,190)

Net increase in cash and cash equivalents	17,141	2,140	4,018
Beginning balance cash and cash equivalents	6,158	4,018	—

Ending balance cash and cash equivalents	$23,299	$6,158	$4,018

The accompanying notes are an integral part of these financial statements

A CCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS

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

The REIT engages in the business of acquiring, holding, financing, and securitizing non-prime mortgage loans secured by residential real estate. Generally, the REIT acquires mortgage assets and assumes related funding obligations from AHL, which are accounted for at AHL’s carrying value, as contributions of capital from AHL. These mortgage assets consist primarily of residential mortgage loans, or interests in these mortgage loans, that have been originated or acquired by AHL. AHL focuses on borrowers who may not meet conforming underwriting guidelines because of higher mortgage loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. AHL originates mortgage loans primarily based upon the borrower’s willingness and ability to repay the mortgage loan and the adequacy of the collateral.

AHL also provides operating facilities, administration and mortgage loan servicing for the REIT. The REIT is, therefore, economically and operationally dependent on AHL, and, as such, the REIT’s results of operation or financial condition may not be indicative of the conditions that would have existed for its results of operations or financial condition if it had operated as an unaffiliated entity.

The REIT has elected to be taxed as a real estate investment trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the REIT will generally not be subject to federal or state income tax to the extent that its distributions to shareholders satisfy the real estate investment trust requirements and it meets certain asset, income and share ownership tests.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the provision for mortgage loan losses, hedging policies and income taxes.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Mortgage Loans Held for Investment, Securitization Financing and Provision for Losses

Accredited’s securitization program calls for the execution of securitization transactions as the principal means of increasing the size of its held for investment portfolio. In support of this program, Accredited periodically identifies mortgage loans meeting the applicable investor characteristics and transfers those mortgage loans from mortgage loans held for sale to mortgage loans held for securitization (held for investment).

Shortly before the execution of a securitization transaction, the mortgage loans held for securitization, which are originated by and to this point have been held in AHL, are contributed at the lower of cost or market (“carrying amount”), to the REIT. The carrying amount transferred to the REIT consists of the unpaid principal balance, the net deferred origination fees, the basis adjustment for fair value hedge accounting (from funding to contribution date) and the allowance for mortgage loan losses and are thereafter designated as mortgage loans held for investment. The mortgage loans remain mortgage loans held for securitization for approximately 10 business days prior to the close of the securitization transaction.

Mortgage loans held for investment include mortgage loans that the REIT has securitized in structures that are accounted for as financings for accounting purposes as well as mortgage loans held for a scheduled securitization. During each year ended December 31, 2006, 2005 and 2004, the REIT completed securitizations of mortgage loans totaling $2.4 billion, $4.2 billion and $2.8 billion, respectively.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140 Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125. These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the mortgage loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by the REIT and, AHL, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any mortgage loans securitized through the securitization trusts that become troubled. Accordingly, the mortgage loans remain on the balance sheet as “mortgage loans held for investment”, retained interests are not created for accounting purposes, and securitization bond financing replaces the warehouse debt or asset backed commercial paper originally associated with the mortgage loans held for investment. The REIT records interest income on mortgage loans held for investment and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

After the mortgage loans are designated as held for securitization, the REIT estimates the losses inherent in the portfolio at the balance sheet date and establishes an allowance for mortgage loan losses. The provision for mortgage loan losses on mortgage loans held for securitization is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in the portfolio. The REIT defines a mortgage loan as non-accruing at the time the mortgage loan becomes 90 days or more delinquent under its payment terms. Probable losses are determined based on segmenting mortgage loans in the portfolio according to their contractual delinquency status and applying the REIT and AHL’s expected loss experience. A number of other analytical tools are used to determine the reasonableness of the allowance for mortgage loan losses. Loss estimates are reviewed periodically and adjustments, if any, are reported in earnings. As these estimates are influenced by factors outside of the REIT’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Mortgage loans foreclosed upon or deemed uncollectible are carried at lower of cost or fair value less disposition costs.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

As part of the REIT’s interest rate risk management process, the REIT uses derivative financial instruments such as Eurodollar futures and options interest rate cap agreements and interest rate swap agreements. It is not the REIT’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

Cash Flow Hedges

Pursuant to SFAS No. 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recognized into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. At the inception of the hedge and on an ongoing basis, the REIT assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge, the REIT discontinues cash flow hedge accounting prospectively. If cash flow hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. For terminated hedges or hedges that no longer qualify as effective, the effective portion previously recorded remains in other comprehensive income and continues to be amortized or accreted into operations with the hedged item. The ineffective portion of the derivative instrument is reported in current operations as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Mortgage Loan Origination Costs and Fees

Mortgage loan origination fees and certain direct origination costs are deferred as an adjustment to the carrying value of the mortgage loans. These fees and costs are amortized over the life of the mortgage loan on a level yield basis for mortgage loans held for investment or recognized when prepayments occur.

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on mortgage loans held for investment. The REIT does not accrue interest on mortgage loans that are 90 days or more delinquent.

Income Taxes

The REIT has elected to be subject to taxation as a real estate investment trust under the Internal Revenue Code of 1986. As a result, the REIT will generally not be subject to federal or state income tax to the extent that the REIT distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust.

Real Estate Owned

Real estate acquired in settlement of mortgage loans generally results when property collateralizing a mortgage loan is foreclosed upon or otherwise acquired by AHL, as our servicer, in satisfaction of the mortgage

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

loan. Real estate acquired through foreclosure is initially recorded at its estimated fair value less costs to dispose and is carried at the lower of cost or estimated fair value less costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs are recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred.

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Reclassifications

We reclassified certain amounts in our 2005 balance sheet to conform to current presentation. The consolidated statements of cash flows have been reclassified to reflect the changes.

Recently Issued Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in the beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

(“SFAS 159”). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities at the time of acquisition on an individual contract basis or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. For the Company, SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. The Company has determined that it will adopt SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but has not yet determined the financial impact, if any, upon adoption.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and SFAS 140 (“SFAS 155”). This statement:

•	Establishes a requirement to evaluate interests in securitized financial instruments that contain an embedded derivative requiring bifurcation;

•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies which interest-only strips and principal-only strips are not subject to SFAS 133; and

•	Clarifies that concentration of credit risks in the form of subordination are not embedded derivatives.

SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. The adoption of SFAS 155 is not expected to have a significant impact on the consolidated financial position or earnings of the Company.

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At December 31, 2006, 19% and 15% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. At December 31, 2005, 23% and 11% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. At December 31, 2004, 33% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California. The remaining properties securing mortgage loans did not exceed 10% in any other state at December 31, 2006 and 2005.

An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio. This could restrict our and AHL’s ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations. We do not expect that losses resulting from natural disasters in the U.S. or Canada to date will have a material adverse impact on our business, financial condition, liquidity or results of operations.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. MORTGAGE LOANS

Mortgage loans held for investment—Mortgage loans held for investment were as follows at December 31:

	2006	2005
	(in thousands)
Mortgage loans held for investment	$7,432,443	$6,350,870
Basis adjustment for fair value hedge accounting	(10,971)	(4,766)
Net deferred origination fees	(19,983)	(7,569)
Allowance for mortgage loan losses	(129,936)	(98,399)

Mortgage loans held for investment, net	$7,271,553	$6,240,136

Reserves for losses—Activity in the reserves was as follows:

	Balance at Beginning of Year	Contributions from Parent	Provision for Losses	Chargeoffs, net	Transfers	Balance at End of Year
	(in thousands)
Year ended December 31, 2006:
Mortgage loans held for investment	$98,399	$18,316	$14,796	$(1,575)	$—	$129,936
Real estate owned	6,996	4,659	23,918	(12,790)	—	22,783

Total	$105,395	$22,975	$38,714	$(14,365)	$—	$152,719

Year ended December 31, 2005:
Mortgage loans held for investment	$54,960	$36,385	$11,932	$(4,878)	$—	$98,399
Real estate owned	2,028	—	4,968	—	—	6,996

Total	$56,988	$36,385	$16,900	$(4,878)	$—	$105,395

Inception (May 4, 2004) to December 31, 2004:
Mortgage loans held for investment	$—	$51,581	$6,536	$(1,129)	$(2,028)	$54,960
Real estate owned	—	—	—	—	2,028	2,028

Total	$—	$51,581	$6,536	$(1,129)	$—	$56,988

The following table summarizes the loss and delinquency amounts for mortgage loans and real estate owned at December 31:

	2006			2005
	Unpaid Principal Amount		Delinquent Principal Over 90 Days	Unpaid Principal Amount	Delinquent Principal Over 90 Days
	(in thousands)
Mortgage loans held for investment	$7,466,508	(1)	$271,375	$6,350,870	$70,990
Real estate owned	88,637		88,637	17,490	17,490

Total	$7,555,145		$360,012	$6,368,360	$88,480

(1)	Loans acquired from Aames were recorded at fair value at purchase.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

AHL uses fair value accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for sale prior to being contributed to the REIT, and accordingly the basis of loans held for investment held by the REIT includes the fair value basis adjustment. At December 31, 2006 and December 31, 2005, fair value hedge basis adjustments of ($10.7) million and ($4.8 million) are included as reductions to loans held for investment. No hedge ineffectiveness associated with fair value hedges was recorded in earnings during the years ended December 31, 2006, December 31, 2005 or for the period from inception (May 4, 2004) to December 31, 2004.

Cash Flow Hedges

The REIT utilizes cash flow hedging and cash flow hedge accounting on the variable rate portion of its securitization debt in accordance with the provisions of SFAS No. 133. A total of $12.4 million in net effective gains before taxes, included in other comprehensive income at December 31, 2006, is expected to be recognized in earnings during the next twelve months.

	2006	2005	2004
	(in thousands)
Hedge ineffectiveness recorded in earnings, included as a component of interest expense in the consolidated statements of operations as of December 31:	$3,792	$1,980	$200
Effective unrealized gains, net of effective unrealized losses, recorded in other comprehensive income, reported as a component of stockholders’ equity as of December 31:	$16,587	$35,277	$3,348

The following table presents the fair value of the Company’s derivative instruments, including margin account balances at December 31:

	2006		2005
	Notional amount	Fair value	Notional amount	Fair value
	(in thousands)
Eurodollar futures	$3,758,974	$4,970	$4,082,657	$8,099
Options on Eurodollar futures	630,342	2,803	701,107	4,792
Interest rate swaps	1,951,392	(665)	734,690	12,060
Interest rate caps	880,717	7	992,980	53

	$7,221,425	7,115	$6,511,434	25,004
Margin account balances	N/A	28,408	N/A	40,343

Total		$35,523		$65,347

The fair value of derivative liabilities of $29.1 million and $25.8 million at December 31, 2006 and 2005, respectively, which are included in accrued expenses and other liabilities have been netted against the fair value of derivative assets shown in the table above. Notional swap amounts are not shown for securitizations in which we reverse the position of the swap embedded in the securitization trust; for these transactions the economic notional hedge amount and the net fair value of the derivatives is zero.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

The change in the fair value of derivative financial instruments and the related hedged asset or liability recorded in the consolidated statements of operations for the years ended December 31, 2006 and 2005 and the period from inceptions (May 4, 2004) to December 31, 2004 was as follows:

	Interest Income	Interest Expense	Total
	(in thousands)
2006:
Net unrealized gain (loss)	$3,403	$(31,945)	$(28,542)
Net realized gain	—	60,217	60,217

Total	$3,403	$28,272	$31,675

2005:
Net unrealized loss	$(4,384)	$(20,208)	$(24,592)
Net realized gain	—	38,168	38,168

Total	$(4,384)	$17,960	$13,576

2004:
Net unrealized gain (loss)	$(2,008)	$3,906	$1,898
Net realized gain (loss)	6	(530)	(524)

Total	$(2,002)	$3,376	$1,374

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

At December 31, 2006 and 2005 there were no balances outstanding under these facilities except for the short term financing on the retained bonds contained in other borrowings in Note 6.

6. SECURITIZATION AND OTHER FINANCING

Securitization bond financing consisted of the following at December 31:

	2006	2005
	(in thousands)
Securitized Bond Financing	$7,281,480	$6,173,418
Other borrowings	16,368	15,640
Unamortized bond discounts	(8,639)	(3,532)

Total financing, net	$7,289,209	$6,185,526

Securitized Bond Financing. At December 31, 2006 securitized bond financing includes securitized bonds bearing interest at fixed rates (ranging from 2.90% to 5.68%) and at variable rated indexed to one-month LIBOR plus a spread (ranging from .04% to 2.5%) maturing through 2036. The bonds are collateralized by mortgage loans held for investment with an aggregate principal balance outstanding of $7.4 billion and $6.4 billion at

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005, respectively. Unamortized debt issuance costs included in prepaid expenses and other assets were $23.1 million and $19.7 million at December 31, 2006 and 2005, respectively.

Amounts collected on the mortgage loans are remitted to the respective trustees, who in turn distribute such amounts each month to the bondholders, together with other amounts received related to the mortgage loans, net of fees payable to Accredited, the trustee and the insurer of the bonds. Any remaining funds after payment of fees and distribution of principle is known as excess interest.

The securitization agreements require that a certain level of overcollateralization be maintained for the bonds. A portion of the excess interest may be initially distributed as principle to the bondholders to increase the level of overcollateralization. Once a certain level of overcollateralization has been reached, excess interest is no longer distributed as principal to the bondholders, but, rather, is passed through to Accredited. Should the level of overcollateralization fall below a required level, excess interest will again be paid as principal to the bondholders until the required level has been reached. The securitization agreements also provide that if delinquencies or losses on the underlying mortgage loans exceed certain maximums, the required level of credit enhancement would be increased.

Due to the potential for prepayments of mortgage loans, the early distribution of principal to the bondholders and the optional clean-up call, the bonds are not necessarily expected to be outstanding through the stated maturity date set forth above.

Other borrowings. Other borrowings consist of:

A $100 million master repurchase agreement, secured by owner trust certificates of securitized mortgage loans for which the REIT is the depositor, bearing interest at LIBOR plus a spread. There was no balance outstanding at December 31, 2006. Subsequent to year end, this facility was terminated by the REIT.

A $100 million master repurchase agreement, secured by owner trust certificates of securitized mortgage loans for which the REIT is depositor, bearing interest at LIBOR plus a spread. There was no balance outstanding at December 31, 2006. Subsequent to year end, this facility was terminated by the REIT.

A $50 million short term financing facility (a sub-limit of $660 million AHL warehouse credit facility) with interest at LIBOR plus 1.25%, the balance at December 31, 2006 and 2005 was $16.4 million and $15.6 million, respectively. The outstanding borrowings are collateralized by unsold portions of securitized bonds of $25.2 million and $25.2 million at December 31, 2006 and 2005, respectively. Subsequent to year end, this facility was repaid in full and terminated by AHL.

Our credit facilities contain extensive restrictions and covenants including minimum profitability, interest coverage, liquidity, and net worth requirements and limitations on total indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate payment which may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under the other facilities. Prior to year end 2006 and year-to-date in 2007, several of the covenant requirements were amended and/or waived to allow Accredited to remain in compliance with all requirements at year end. We may require additional modifications or waivers to these covenants and, while we anticipate that we will be able to have the agreements amended to waive any covenant violations with our lenders, there can be no assurances that such lenders will amend the covenants to permit our contractual compliance. In the event such modifications or waivers are required and Accredited is unable to obtain them during the remainder of 2007 or thereafter, Accredited may trigger an event of default under our credit facilities, which could in turn result in cross defaults under our other facilities. The occurrence of such events would have a material and adverse impact on our ability to fund mortgage loans and continue as a going concern.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes the expected repayments relating to the securitization bond financing at December 31, 2006 and is based on anticipated receipts of principal and interest on underlying mortgage loan collateral using historical prepayment speeds:

Year Ending December 31:	(in thousands)
2007	$2,736,257
2008	1,627,046
2009	915,988
2010	601,640
2011	401,741
Thereafter	998,808
Unamortized bond discount	(8,639)

Total	$7,272,841

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

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations for the years ended December 31, 2006, and 2005 and from inception (May 4, 2004) to December 31, 2004:

	2006	2005	2004
	(in thousands)
Federal income tax at statutory rate	$44,448	$59,355	$17,167
Preferred stock dividends at statutory rate	(3,492)	(3,492)	(1,279)
Common stock dividends paid deduction and other	(40,956)	(55,863)	(15,888)

Total provision	$—	$—	$—

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities were as follows at December 31:

	2006	2005
	(in thousands)
Accrued interest	$7,894	$5,115
Derivative liabilities	29,141	25,846
Other liabilities—general	17,977	—
Preferred stock dividend payable	2,495	—

Total	$57,507	$30,961

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Cash and cash equivalents—The fair value approximates the carrying amount reported in the consolidated balance sheet.

Mortgage Loans Held for Investment—Fair value is determined using AHL’s current investor commitments or, in the absence of such commitments, fair value is based upon AHL’s current investor commitments for mortgage loans of similar credit quality.

Derivative assets—The fair value of derivative assets is based upon quoted market prices.

Securitization Bond Financing—Fair value is based on interest rates that are currently available to the REIT for issuance of debt with similar terms and remaining maturities.

Derivative liabilities—The fair value of derivative liabilities is based upon quoted market prices.

Estimated fair values for these financial instruments were as follows at December 31:

	2006		2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$23,299	$23,299	$6,158	$6,158
Mortgage loans held for investment	7,432,443	7,675,377	6,350,870	6,617,607
Derivative assets, including margin account	64,665	64,665	91,193	91,193
Financial liabilities:
Securitization bond financing	7,289,209	7,273,176	6,169,886	6,178,832
Derivative liabilities	29,141	29,141	25,846	25,846

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

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At December 31, 2006 and December 31, 2005, there were 4,093,678 preferred shares issued and outstanding.

In March, June, September and December of 2006, the REIT’s board of trustees declared a quarterly cash dividend on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15, June 15, September 15 and December 15, which aggregated $10 million for the year ended December 31, 2006.

The Series A Preferred Shares contain covenants requiring us to maintain a total shareholders’ equity balance and total mortgage loans held for investment of at least $50 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter, and, commencing with each of the four quarters ending December 31, 2006, and 2005, respectively, to maintain a cumulative unencumbered cash flow greater than or equal to six times the cumulative preferred dividends required in those four quarters. If we are not in compliance with any of these covenants, no dividends can be declared on our common shares until we are in compliance with all covenants as of the end of two successive quarters. As of December 31, 2006, we were in compliance with the covenants applicable to 2006.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares; (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock. At December 31, 2006, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at December 31, 2006, the REIT’s current annual preferred dividend obligation totals $10.0 million.

11. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides mortgage loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the mortgage loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the Six-Month LIBOR plus 1.0%. Management fee expense under this agreement totaled $35.6 million, $25.7 million and $7.2 million for the year ended December 31, 2006, December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004, respectively. Interest income under this agreement totaled $11.7 million, $4.0 million and $0.1 million for the

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

years ended December 31, 2006, December 31, 2005 and for the period from inception (May 4, 2004) to December 31, 2004, respectively. At December 31, 2006 and December 31, 2005, the net receivable from parent was $112.4 million and $99.6 million, respectively. (See Note 15. Subsequent Events.)

12. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information for the years ended December 31, 2006, and 2005 and from inception (May 4, 2004) to December 31, 2004:

	2006	2005	2004
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$355,904	$204,236	$31,407

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of mortgage loans held for investment to real estate owned	$53,019	$12,774	$2,688

Detail of non-cash assets and liabilities contributed from parent:
Mortgage loans, net of reserves	$2,376,980	$4,203,594	$4,445,453
Other net assets (liabilities)	(29,286)	(20,663)	18,203
Outstanding balances on warehouse credit facilities	(2,344,773)	(4,049,853)	(2,767,798)
Net securitization assets of Aames	73,882	—	—
Securitization bond financing	—	—	(1,652,400)

Net capital contributions from parent	$76,803	$133,078	$43,458

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following data was derived from unaudited consolidated financial information for each of the four quarters in the years ended December 31, 2006 and 2005. Such information has been prepared on the same basis as the audited financial statements contained elsewhere in this report and, in the opinion of management, includes all adjustments necessary for the fair presentation of the information for the periods presented. This information should be read in conjunction with the financial statements and the related notes. The operating results in any quarter or partial period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended
	March 31	June 30	September 30	December 31	Total year
	(in thousands, except per share amounts)
2006:
Total net revenues	$48,561	$48,301	$48,329	$17,415	$162,606
Net income	$40,752	$39,979	$39,256	$7,008	$126,995
Net income available to common stockholders	$38,257	$37,484	$36,761	$4,515	$117,017
Basic and diluted earnings per share	$382.57	$374.84	$367.61	$45.15	$1,170.17

2005:
Total net revenues	$46,861	$43,910	$54,482	$50,086	$195,339
Net income	$41,456	$37,757	$47,681	$42,692	$169,586
Net income available to common stockholders	$38,961	$35,263	$45,186	$40,198	$159,608
Basic and diluted earnings per share	$389.61	$352.63	$451.86	$401.98	$1,596.08

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

14. COMMITMENTS AND CONTINGENCIES

In July 2007 AHL was served with a complaint, National Community Reinvestment Coalition (“NCRC”) v. Accredited Home Lenders Holding Company [sic], et al., brought in the United States District Court for the District of Columbia. The complaint alleges that AHLHC, AHL and the REIT engaged in a practice of discriminating against African-American and Latinos by requiring minimum property values of $100,000 on row homes for certain loan programs and prohibiting the use of row homes as collateral for certain other loan programs, without business justification for those restrictions. Plaintiff seeks compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys’ fees and costs of suit. There has been no ruling on the merits of plaintiff’s claims. AHL and, if served, AHLHC and the REIT, intend to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but AHLHC, AHL, and the REIT do not believe it will have a material adverse effect on their business.

15. SUBSEQUENT EVENTS

On January 30, 2007 AHL and the REIT completed a securitization for $760 million in asset-backed securities. The related bonds accrue interest at One-Month LIBOR plus various spreads and mature in 2037. The proceeds were used to pay off $745.3 million in warehouse debt.

On March 16, 2007, AHL sold approximately $2.7 billion of loans funded by warehouse facilities and equity. The loans were sold at a discount to face value and included a holdback reserve of $40 million to satisfy future claims against the loans, including early payment defaults. Claims in excess of the reserve will have no recourse against AHL. The sale of the $2.7 billion in loans resulted in a pre-tax loss of $150 million to AHL in the first quarter of 2007. The sale provided AHL with approximately $134 million in cash after paying off credit facilities.

On March 15, 2007, Accredited received a notice from the staff of NASDAQ stating that Accredited was not in compliance with Marketplace Rule 4310(c)(14) because it had not filed its Annual Report on Form 10-K for the year ended December 31, 2006 on a timely basis. Accredited requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the NASDAQ staff’s determination and to present its plan to regain compliance with NASDAQ’s filing requirements, which was held on May 3, 2007, followed by a written submission dated May 21, 2007. The hearing request automatically stayed the delisting of the common stock pending the Panel’s review and decision. In addition, on May 15, 2007, Accredited received an additional deficiency notice from the staff of NASDAQ because it had not filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. The additional notice stated that such failure could serve as an additional basis for the delisting of Accredited’s securities from NASDAQ.

On June 20, 2007 the NASDAQ Listing Qualifications Panel (the “Panel”) granted Accredited’s request for continued listing of its securities on The NASDAQ Global Select Market. Accredited’s continued listing is subject to certain conditions, including compliance with extended deadlines for filing with the SEC of Accredited’s Form 10-K for the fiscal year ended December 31, 2006 and of the Form 10-Q for the quarter ended March 31, 2007.

If Accredited is unable to continue to list its common stock for trading on NASDAQ, there may be an adverse impact on the market price and liquidity of Accredited’s common stock, and the stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. Delisting of Accredited’s common stock from NASDAQ could also materially adversely affect its business, including, among other things: its ability to raise additional financing to fund its operations; its ability to attract and retain customers; and its ability to attract and retain personnel, including

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

management personnel. In addition, if Accredited is unable to list its common stock for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

On March 30, 2007 Accredited, AHL, and the REIT entered into a secured Loan Agreement with Mortgage Investment Fundings, L.L.C. (MIF), a lending entity managed by Farallon Capital Management, L.L.C. Pursuant to the Loan Agreement, MIF extended term loans guaranteed by Accredited in an aggregate principal amount of $230,000,000 consisting of (i) term loan to the REIT in the principal amount of $70.0 million (the “Term A Loan”), (ii) a term loan to AHL in the principal amount of $130.0 million (the “Term B Loan”), and (iii) a term loan to the REIT in the principal amount of $30.0 million (the “Term C Loan”).

The proceeds of the Term A Loan and the Term B Loan are available to fund repurchase obligations of the REIT and AHL, to satisfy margin calls from warehouse lenders, to fund mortgage loan originations, to pay for transaction costs in connection with the transaction, for general working capital and other corporate needs and to repay specific indebtedness. The Term C Loan is solely available to repay certain specified indebtedness of the REIT. The Term A and Term B loan have an interest rate of 13% annum, whereas the Term C Loan had an interest rate of 9% per annum for the first 60 days and an interest rate of 13% per annum thereafter.

On March 30, 2007, AHL and the REIT amended the Amended and Restated Master Repurchase Agreement, dated as of December 30, 2005, with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), and entered into a Master Repurchase Agreement with Wachovia Bank, N.A. (Wachovia). Under the amended agreement with CSFB, the term of the CSFB repurchase facility was extended through March 31, 2008 and the maximum committed amount able to be borrowed remained at $600 million. Under the agreement with Wachovia (which was amended on May 1, 2007 and on July 5, 2007), the maximum amount AHL and the REIT are able to borrow is $1 billion.

Accredited used the proceeds obtained from the sale of loans in the first quarter of 2007 and proceeds from the Farallon term note, to repay substantially all the debt then outstanding on its warehouse credit facilities. Concurrent with the repayment of these facilities, Accredited terminated many of the warehouse credit lines available to the Company and obtained waivers of certain covenants on the remaining facilities. In exchange for the waivers granted, Accredited agreed that it would not seek additional borrowings under these credit agreements. There were no amounts outstanding under these facilities at July 31, 2007.

On April 18, 2007, we received a notice from the staff of the New York Stock Exchange (“NYSE Regulation”) stating that the NYSE Regulation staff will monitor the status of our annual report on Form 10-K and related public disclosures for a six-month period beginning April 17, 2007. The notice was generated as the result of our failure to file our annual report for the year ended December 31, 2006 with the Securities and Exchange Commission (“SEC”) on a timely basis. Shares of our 9.75% Series A Perpetual Cumulative Preferred Shares (“Preferred Shares”) are traded on the NYSE. The NYSE action is being taken in accordance with Rule 802.01E of NYSE’s Listed Company Manual.

In addition, by May 31, 2007, based upon market conditions adversely impacting the salability of any asset-backed commercial paper notes collateralized by non-prime mortgage loans, Accredited voluntarily terminated its asset-backed commercial paper program and repaid all amounts outstanding.

On June 4, 2007 Accredited announced that it had entered into a definitive merger agreement with affiliates of Lone Star Fund V (U.S.), L.P. (“Lone Star”) to acquire all of Accredited’s common stock in an all-cash transaction. Under the terms of the agreement, Lone Star agreed to acquire each outstanding share of

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

Accredited’s common stock at a price of $15.10 per share, for a total consideration of approximately $400 million on a fully diluted basis. Our outstanding Preferred Shares will continue to remain outstanding.

The acquisition of Accredited by Lone Star is subject to the satisfaction of customary conditions, including the tender of a majority of the outstanding Accredited shares on a fully-diluted basis and the receipt of certain required regulatory approvals. The tender offer was commenced on June 19, 2007. Due to the need to obtain certain regulatory approvals before the offer can be completed, the expiration date of the offer has been extended twice, and the offer is currently scheduled to expire on August 14, 2007. Lone Star is not required to extend the offer beyond December 31, 2007, or under certain circumstances, beyond March 31, 2008. The transaction is expected to close in the third quarter of 2007.

On March 1, 2007 and June 1, 2007, we declared quarterly cash dividends on our Preferred Shares at the rate of $0.609375 per share. The dividends were paid on April 2, 2007 and July 2, 2007 to preferred shareholders of record at the close of business on March 15, 2007 and June 15, 2007.