Form 10-Q
period 2007-03-31
ACCREDITED HOME LENDERS HOLDING CO
filed 2007-09-18
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of outstanding shares of the registrant’s common stock as of August 31, 2007 was 25,154,069.

SERVICE MARKS AND TRADE NAMES

Accredited Home Lenders, Inc. (“AHL”), a wholly owned subsidiary of the registrant, owns the following service marks and trademarks for its United States operations: Accredited Home Lenders®, Accredited Home Lenders® and logo, Home Funds Direct® and logos, Axiom Financial Services®, Axiom Financial Services® and logo, FRONTDOOR®, FRONTDOOR® and logo, InzuraSM, InzuraSM and logo, Common Sense for Uncommon Loans™, AAMES INVESTMENT®, INFORMEDBROKER®, LendingBridgeSM and logo, and Aames Direct®, Aames Capital®, Aames®, Aames Investment®, and Aames Home Loan®; and the following service marks and trademarks for the registrant’s Canadian operations: Accredited Home Lenders Canada®, Accredited Home Lenders ® and logo, Common Sense for Uncommon LoansMC, Prêteurs Résidentels Accrédités CanadaMC, and We Give You Credit For Being Human ®.

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

The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	our ability to operate at a profit, or sustain consecutive periods of net losses and remain a going concern, due to adverse market conditions and other factors beyond our control;

•	our ability to maintain sufficient liquidity to sustain operations;

•	whether or not our pending merger with an affiliate of Lone Star Fund V (U.S.), L.P. is consummated;

•	our ability to realize cost savings, synergies and economies of scale from our acquisition of Aames Investment Corporation and our ability to improve profitability of the combined operations;

•	repurchase rates on the mortgage loans that we sell or securitize, which may reduce our cash available for operations and liquidity;

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

PART I

ITEM 1. Financial Statements

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$371,606	$173,113
Restricted cash	111,337	96,758
Accrued interest receivable	47,508	68,128
Mortgage loans held for sale, net	419,488	2,073,268
Mortgage loans held for investment, net of allowance of $136,647 and $138,250, respectively	7,645,895	8,478,682
Derivative assets, including margin account	24,527	83,148
Deferred income tax asset, net	120,798	120,560
Real estate owned, net	130,658	104,818
Prepaid expenses and other assets	103,700	103,270
Furniture, fixtures and equipment, net	46,671	47,301

Total assets	$9,022,188	$11,349,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Credit facilities-loans held for sale	$430,194	$2,786,077
Securitization and other financing	8,005,282	7,642,842
Income taxes payable, current	15,045	—
Accrued expenses and other liabilities	191,392	266,056

Total liabilities	8,641,913	10,694,975

COMMITMENTS AND CONTINGENCIES (Note 14)
MINORITY INTEREST IN REIT SUBSIDIARY	97,922	97,922

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 75,000,000 shares; issued and outstanding 25,094,111 shares and 25,026,234 shares, respectively	25	25
Additional paid-in capital	315,241	311,683
Accumulated other comprehensive income (loss)	(10,798)	6,388
Retained earnings (accumulated deficit)	(22,115)	238,053

Total stockholders’ equity	282,353	556,149

Total liabilities and stockholders’ equity	$9,022,188	$11,349,046

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Interest income	$195,260	$194,458
Interest expense	(136,876)	(112,136)

Net interest income	58,384	82,322
Provision for losses on mortgage loans held for investment	(25,324)	(16,537)

Net interest income after provision	33,060	65,785
Gain (loss) on sale of mortgage loans, net	(178,878)	70,552
Mortgage loan servicing income	2,908	3,407
Other income	8,345	1,950

Total net revenues	(134,565)	141,694

OPERATING EXPENSES:
Salaries, wages and benefits	64,612	47,526
General and administrative expenses	21,127	15,154
Occupancy	15,234	6,398
Advertising and promotion	7,834	5,154
Depreciation and amortization	4,690	4,427

Total operating expenses	113,497	78,659

Income (loss) before income taxes and minority interest	(248,062)	63,035
Income tax provision	9,611	24,717
Minority interest—dividends on preferred stock of subsidiary	2,495	2,495

Net income (loss)	$(260,168)	$35,823

Earnings (loss) per common share:
Basic	$(10.29)	$1.66
Diluted	$(10.29)	$1.61
Weighted average shares outstanding:
Basic	25,282	21,553
Diluted	25,282	22,279

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(260,168)	$35,823
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,690	4,427
Provision for losses on mortgage loans held for investment	25,324	16,537
Provision for losses on repurchases and premium recapture	24,394	3,154
Minority interest—dividends paid on preferred stock of subsidiary	2,495	2,495
Deferred income tax provision (benefit)	2,969	(5,298)
Unrealized (gain) loss on derivatives	(13,810)	9,702
Adjustment into earnings for gain on derivatives from other comprehensive income	(7,162)	(7,071)
Stock-based compensation expense	3,451	2,141
Excess tax benefit from stock-based payment arrangements	(238)	(2,355)
Other	2,240	2,818
Changes in operating assets and liabilities:
Restricted cash	(14,579)	(6,200)
Mortgage loans held for sale originated, net of fees	(1,858,931)	(3,574,352)
Cost of mortgage loans sold, net of fees	3,574,026	3,102,526
Principal payments received and other changes in mortgage loans held for sale	32,294	39,606
Accrued interest receivable	20,620	(2,123)
Derivative assets, including margin account	60,796	12,756
Prepaid expenses and other assets	11,716	(7,945)
Income taxes payable	15,045	(53,297)
Accrued expenses and other liabilities	(112,178)	(1,077)

Net cash provided by (used in) operating activities	1,512,994	(427,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received and other changes on mortgage loans held for investment	680,286	522,647
Capital expenditures	(4,055)	(8,461)

Net cash provided by investing activities	676,231	514,186

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in credit facilities—loans held for sale	(2,372,319)	(603,397)
Net proceeds from issuance of asset backed commercial paper	—	71,595
Proceeds from issuance of securitization and other financing, net of fees	775,819	997,727
Payments on securitization and other financing	(673,297)	(531,230)
Net proceeds from issuance of common stock through employee stock plans	64	1,550
Net proceeds from issuance of term debt and warrants, net of fees	226,700	—
Net proceeds from issuance of trust preferred securities	54,209	—
Excess tax benefit from stock-based payment arrangements	238	2,355
Payment by consolidated subsidiary of preferred stock dividends	(2,495)	(2,495)

Net cash used in financing activities	(1,991,081)	(63,895)
Effect of exchange rate changes on cash	349	326

Net increase in cash and cash equivalents	198,493	22,884
Beginning balance, cash and cash equivalents	173,113	44,714

Ending balance, cash and cash equivalents	$371,606	$67,598

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Accredited Home Lenders Holding Co. (“Accredited” or “AHLHC”), a Delaware corporation, and its wholly owned subsidiaries Accredited Home Lenders, Inc. (“AHL”), Accredited Home Lenders Canada, Inc., Vendor Management Services, LLC d/b/a Inzura Settlement Services, AHL’s wholly owned subsidiaries Accredited Mortgage Loan REIT Trust, herein reported separately (the “REIT”), Aames Capital Corporation, and Inzura Insurance Services, Inc. (collectively referred to as “Accredited”). All intercompany balances and transactions are eliminated in consolidation. The accompanying consolidated financial statements included in this report for Accredited have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited financial statements as of and for the three months ended March 31, 2007 are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

AHLHC operates in the highly volatile non-prime mortgage sector. In 2007, the non-prime mortgage sector has been characterized by turmoil and deteriorating conditions including the withdrawal of credit by warehouse credit lenders, bankruptcy of multiple industry participants, tightening of underwriting standards, increased mortgage delinquencies and defaults by borrowers, reduced origination of non-prime mortgages, downgrades by credit rating agencies, and reductions in personnel, among others. In response to these challenging conditions and to preserve liquidity, during 2007, AHLHC completed the sale of substantially all of its mortgage loans held for sale as of March 16, 2007 totaling approximately $2.7 billion, borrowed $230 million under a five-year term loan facility, restructured or terminated many credit facilities, terminated its asset-backed commercial paper program, acquired new warehouse credit facilities, and effected significant reductions in personnel. Also, beginning September 2007, Accredited substantially suspended U.S. mortgage origination operations pending the return of market conditions under which non-prime mortgage loans can be originated and sold or securitized at a profit.

In addition, in June 2007, Accredited entered into an agreement with affiliates of Lone Star Fund V (U.S.) L.P. (“Lone Star”), pursuant to which Lone Star agreed to acquire all of Accredited’s outstanding common stock through a tender offer and subsequent merger. The acquisition was expected to be completed in the third quarter of 2007 and to provide Accredited with additional capital resources for future operations. However, in mid-August 2007, Lone Star stated that it would not accept the shares tendered by shareholders. Accredited has filed suit in Delaware Chancery Court seeking to enforce Lone Star’s obligations to close the tender offer and complete the merger, and a trial is scheduled to begin on September 26, 2007. If the acquisition is not consummated or if Accredited is unable to obtain adequate capital resources to fund future operations, Accredited’s financial and operational viability becomes increasingly uncertain. Whether the acquisition will ultimately be completed is not presently determinable. The accompanying consolidated financial statements do not include any adjustments related to the effects of this uncertainty.

Accredited’s business is the origination, financing, securitizing, servicing and selling of non-prime mortgage loans secured by residential real estate. Accredited’s business focuses on borrowers who may not meet conforming underwriting guidelines because of higher mortgage loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. Accredited originates mortgage loans primarily based upon the borrower’s willingness and ability to repay the mortgage loan and the adequacy of the collateral. As noted above, beginning September 2007, Accredited substantially suspended U.S. mortgage origination operations.

Securitizations of non-prime mortgage loans originated by AHL have generally been executed through AHL’s subsidiary, the REIT. In such securitizations, AHL contributes the mortgage loans to the REIT as capital and assumes the AHL’s related financing obligations, and the loans are accounted for at AHL’s carrying value.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates

The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, our management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates. The following areas require significant judgments by management:

•	lower of cost or market valuation allowance (LOCOM)

•	provisions for losses, reserves and repurchase reserves

•	interest rate risk, derivatives and hedging strategies

•	income taxes

•	mortgage loan sales

Cash and Cash Equivalents

For purposes of financial statement presentation, Accredited considers all liquid investments with an original maturity of three months or less to be cash equivalents. All liquid assets with an original maturity of three months or less which are not readily available for use, including cash deposits, are classified as restricted cash.

Mortgage Banking Activities

Accredited is in the business of originating, financing, securitizing, servicing and selling mortgage loans secured by residential real estate. Accredited recognizes interest income on mortgage loans held for sale and investment from the time that it originates the mortgage loan until the time the mortgage loans are sold. Interest income is also recognized over the life of the mortgage loans that Accredited has securitized in structures that require financing treatment. These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140—Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125 (“SFAS No. 140”). Gains on sale of mortgage loans are recognized upon the sale of mortgage loans for a premium to various third-party investors under purchase and sale agreements. Mortgage loan sales may be either on a servicing retained or released basis. Mortgage loan servicing income represents fees from interim servicing for whole mortgage loan buyers, and ancillary servicing revenue for mortgage loans that Accredited securitizes net of external servicing costs, if any. We do not recognize mortgage loan servicing income on our mortgage loans held for investment.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of amortized cost or fair value (LOCOM). We estimate fair value by evaluating a variety of market indicators including recent trades, outstanding commitments or current investor yield requirements.

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

Accredited’s sales of mortgage loans are subject to standard mortgage industry representations and warranties, material violations of which may require Accredited to repurchase one or more mortgage loans. Additionally, certain whole mortgage loan sale contracts include provisions requiring Accredited to repurchase a mortgage loan if a borrower fails to make one or more of the first mortgage loan payments due on the mortgage loan. In addition, an investor may request that Accredited refund a portion of the premium paid on the sale of mortgage loans if a mortgage loan is prepaid in full within a certain amount of time following the date of sale. Accredited records a provision for estimated repurchases and premium recapture on mortgage loans sold, which is charged to gain on sale of mortgage loans.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Shortly before the execution of a securitization transaction, the mortgage loans held for securitization, which are originated by and to this point have been held in AHL, are contributed at the lower of cost or market (“carrying amount”), to the REIT. The carrying amount transferred to the REIT consists of the unpaid principal balance, the net deferred origination fees, the basis adjustment for fair value hedge accounting (from funding to contribution date) and the allowance for mortgage loan losses, and this amount is thereafter designated as mortgage loans held for investment. The loans remain in mortgage loans held for securitization for approximately 10 business days prior to the close of the securitization transaction.

Mortgage loans held for investment include mortgage loans that Accredited has securitized in structures that are accounted for as financings as well as mortgage loans held for a scheduled securitization at the REIT. During the three months ended March 31, 2007 and 2006, Accredited completed securitizations of United States mortgage loans totaling $0.8 billion and $1.0 billion, respectively.

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

After the mortgage loans are designated as held for securitization, Accredited estimates the losses inherent in the portfolio at the balance sheet date and establishes an allowance for mortgage loan losses. The provision for mortgage loan losses on mortgage loans held for securitization is made in an amount sufficient to maintain credit loss allowances at a level considered appropriate to cover probable losses in the portfolio. Accredited defines a mortgage loan as non-accruing at the time the mortgage loan becomes more than 90 days delinquent under its payment terms. Probable losses are determined based on segmenting mortgage loans in the portfolio according to their contractual delinquency status and applying Accredited’s expected loss experience. A number of other analytical tools are used to determine the reasonableness of the allowance for mortgage loan losses. Loss estimates are reviewed periodically and adjustments, if any, are reported in earnings. As these estimates are influenced by factors outside of Accredited’s control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Mortgage loans foreclosed upon or deemed uncollectible are carried at estimated fair value less cost to sell.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Mortgage Loan Origination Costs and Fees

Loan origination fees and certain direct origination costs are deferred as an adjustment to the carrying value of the loans. These fees and costs are recognized upon sale of loans to third-party investors or amortized over the life of the loan on a level yield basis for loans held for investment.

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on mortgage loans held for sale and on mortgage loans held for investment. For loans that are more than 90 days delinquent, Accredited reverses income previously recognized but not collected, and ceases to accrue income until all past-due amounts are collected. Interest income also includes revenue related to our mortgage loans held for investment (on-balance sheet securitizations), contractually designated as servicing income but classified as interest income for accounting purposes.

Loan Servicing and Other Fees

Fees for servicing sold loans are credited to income when received. Costs of servicing loans are expensed as incurred. Other loan fees, which include fees for the prepayment of loans, delinquent payment charges and miscellaneous loan services, are recorded as revenue when collected.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Escrow and Fiduciary Funds

Accredited maintains segregated bank accounts in trust for the benefit of investors for payments on securitized loans and mortgage loans serviced for investors. Accredited also maintains bank accounts for the benefit of borrower’s property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $155.9 million and $147.4 million at March 31, 2007 and December 31, 2006, respectively, and are excluded from Accredited’s assets and liabilities.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against the net deferred tax asset if realization of some or the entire deferred tax asset is questionable (realization is not more likely than not).

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

Accredited adopted the provisions of SFAS 123R, using the modified prospective application method. Under this transition method, financial statements for prior periods are not restated and compensation cost is recognized for all new awards and for the portion of prior awards for which the requisite service period was not complete as of the adoption date. Compensation cost for awards issued prior to the effective date is based on the grant-date fair value as determined under the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). In addition, under the modified prospective method, unearned compensation is not included in Stockholders’ Equity for share-based compensation plans. Rather, the awards are included in Stockholders’ Equity when services required are rendered and expensed. Further information regarding share-based compensation can be found in Note 12.

Other Comprehensive Income (Loss)

Other comprehensive net income includes unrealized gains and losses that are excluded from the consolidated Statements of Operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges and foreign currency translation adjustments.

Comprehensive income (loss) is determined as follows for the three months ended March 31:

	2007	2006
	(in thousands)
Net income (loss)	$(260,168)	$35,823
Net unrealized gains (losses) on cash flow hedges, net of taxes of $0 and $9,849, respectively	(13,885)	15,745
Reclassification adjustment into earnings for realized gain on derivatives, net of taxes of $3,225 and $2,741 respectively	(3,936)	(4,343)
Foreign currency translation adjustments	635	155

Total comprehensive income (loss)	$(277,354)	$47,380

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. These segments should engage in business activities and have discrete financial information available, such as revenue, expenses, and assets. While Accredited’s management monitors originations and sales gains by wholesale and retail channels, it does not record any of the actual financial results other than direct expenses by these groups. Accordingly, Accredited operates as one reportable operating segment.

Stock Repurchase Plan

On September 14, 2006, the Board of Directors authorized Accredited to repurchase up to 5 million shares of the Company’s common stock from time to time through October 1, 2007. Under the program adopted by the Board, shares of Accredited’s common stock may be repurchased from time to time in both privately negotiated and open market transactions, including pursuant to a 10b5-1 plan, subject to management’s evaluation of market conditions, applicable legal requirements and other factors. A 10b5-1 plan allows Accredited to repurchase shares at times when it would ordinarily not be in the market because of its trading policies and pending developments. The repurchases may be commenced or suspended at any time without prior notice and without further announcement. During the three months ended March 31, 2007 Accredited did not repurchase any shares.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting For Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 beginning in fiscal year 2007 as detailed in Note 8 below. The implementation of FIN 48 did not have a material effect on the Company’s results of operations, statements of condition or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. The Company has not determined that it will adopt SFAS 157 on its effective date of January 1, 2008 and the financial impact, if any, upon adoption has not yet been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007, if adopted concurrent with the adoption of SFAS 157. The Company has not determined that it will adopt SFAS 159 on January 1, 2008, and has not yet determined the financial impact, if any, upon adoption.

2. RESTRICTED CASH

Restricted cash consisted of the following deposits:

	March 31, 2007	December 31, 2006
	(in thousands)
Reserve account in connection with asset-backed commercial paper facility (see Note 6)	$83,000	$65,170
Canada mortgage loan financing conduit collateral (see Note 7)	16,502	17,825
Cash in escrow on Canadian mortgage loans pending closing	4,778	4,504
Other	7,057	9,259

Total restricted cash	$111,337	$96,758

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. CONCENTRATIONS OF RISK

Significant Customers

During the three months ended March 31, 2007, Accredited sold $ 2.7 billion and $0.6 billion in mortgage loans to two separate investors, which represented 76% and 16%, respectively, of total mortgage loans sold. During the three months ended March 31, 2006, Accredited sold $1.2 billion, $0.9 billion, and $0.4 billion in mortgage loans to three separate investors, which represented 38%, 29%, and 14%, respectively, of total mortgage loans sold. No other sales to individual investors accounted for more than 10% of total mortgage loans sold during the three months ended March 31, 2007 and 2006.

Credit Repurchase Risk

Accredited’s sales of mortgage loans are subject to standard mortgage industry representations and warranties, material violations of which may require Accredited to repurchase one or more mortgage loans. Additionally, certain whole loan sale contracts include provisions requiring Accredited to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. During the three months ended March 31, 2007 and 2006 loans repurchased totaled $87.3 million and $14.6 million, respectively, pursuant to these provisions. At March 31, 2007 and December 31, 2006, the reserve for potential future repurchase losses (see Note 9) totaled $57.9 million and $106.1 million, respectively.

Mortgage Loan Products

The following is a description of Accredited’s U.S. mortgage loan products prior to the substantial suspension of U.S. mortgage loan origination operations beginning September 2007.

Accredited offered a range of non-prime mortgage and, to a lesser degree, Alt-A mortgage loan programs, including a variety of mortgage loan programs for first and second mortgages. The key distinguishing features of each program were the documentation required, the LTV, the mortgage and consumer credit payment history, the property type and the credit score necessary to qualify under a particular program. Nevertheless, each program relied upon an analysis of each borrower’s ability to repay, the risk that the borrower will not repay, the fees and rates charged, the value of the collateral, the benefit provided to the borrower, and the mortgage loan amounts relative to the risk Accredited is taking.

In general, LTV maximums decreased with credit quality and within each credit classification. Additionally, LTV maximums varied depending on the property type. For example, LTV maximums for mortgage loans secured by owner-occupied properties were higher than for mortgage loans secured by properties that were not owner-occupied. LTV maximums for Lite Documentation and Stated Income Programs were generally lower than the LTV maximums for corresponding Full Documentation programs. Accredited’s maximum debt service-to-income ratios ranged from 50% to 55% for Full Documentation Programs and from 45% to 55% for Lite Documentation and Stated Income Programs.

Mortgage loans have payment schedules based upon an interest rate that is (1) constant over the life of the mortgage loan, commonly referred to as “fixed-rate mortgages” or “FRMs,” or (2) fixed for the initial six-months, two, three, five or seven years and adjusts after the initial fixed period and every six months thereafter, sometimes referred to as “adjustable-rate mortgage loans” or “ARMs.” Generally, the payments on fixed-rate mortgage loans are calculated to fully repay the mortgage loans in 15 or 30 years. In the case of “balloon” mortgage loans, the payments are based on a 30-year or 40 year repayment schedule, with the unpaid principal balance due in a “balloon” payment at the end of 15 years or 30 years. The payments on adjustable-rate mortgage loans are calculated to fully repay the mortgage loans in 30 years, with payment amount adjustments following interest rate adjustments. Fixed-rate mortgages or adjustable-rate mortgage loans may have initial interest-only periods, typically five years, during which the monthly payments are limited to the amounts required to pay accrued interest due on the mortgage loans. At the end of the interest-only periods, the monthly payments are adjusted to fully repay the mortgage loans over their remaining 25-year terms. Accredited did not offer an interest-only option in conjunction with the 40-year-due-in-30 amortization program

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographical Concentration

Properties securing the mortgage loans in Accredited’s servicing portfolio (mortgage loans held for sale, mortgage loans held for investment and off-balance sheet securitizations), including mortgage loans serviced for others, are geographically dispersed throughout the United States. At March 31, 2007, and at December 31, 2006, 17% and 14% of the unpaid principal balance of mortgage loans in Accredited’s servicing portfolio were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans serviced did not exceed 10% in any other state at March 31, 2007 and December 31, 2006.

Mortgage loan originations are geographically dispersed throughout the United States and, to a much lesser extent, in Canada. During the three months ended March 31, 2007, 15% and 15% of mortgage loans originated were collateralized by properties located in California and Florida, respectively. During the three months ended March 31, 2006, 16% and 12% of mortgage loans originated were collateralized by properties located in California and Florida, respectively. The remaining originations did not exceed 10% in any other state during either of these periods.

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

4. MORTGAGE LOANS

Mortgage Loans Held for Sale

Mortgage loans held for sale were as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Mortgage loans held for sale (1)	$431,732	$2,119,509
Basis adjustment for fair value hedge accounting	—	2,283
Net deferred origination fees	(5,431)	(11,999)
Market valuation allowance (LOCOM)	(6,813)	(36,525)

Mortgage loans held for sale, net	$419,488	$2,073,268

(1)	Includes $67.1 million of Canadian loans at March 31, 2007.

Mortgage Loans Held for Investment

Mortgage loans held for investment were as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Mortgage loans securitized	$7,825,489	$7,783,432
Mortgage loans held for securitization (1)	—	883,313
Basis adjustment for fair value hedge accounting	(10,415)	(10,971)
Net deferred origination fees	(32,532)	(38,842)
Allowance for loan losses	(136,647)	(138,250)

Mortgage loans held for investment, net	$7,645,895	$8,478,682

(1)	Includes $123.4 million of Canadian loans at December 31, 2006.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reserves for Losses

Activity in the reserves was as follows:

	Balance at Beginning of Period	Provision for Losses	Charge offs, net	Balance at End of Period
	(in thousands)
Three months Ended March 31,
2007:
Mortgage loans held for investment	$138,250	$442	$(2,045)	$136,647
Real estate owned	40,364	24,882	(5,621)	59,625

Total	$178,614	$25,324	$(7,666)	$196,272

2006:
Mortgage loans held for investment	$106,017	$9,923	$(236)	$115,704
Real estate owned	10,725	6,614	(3,637)	13,702

Total	$116,742	$16,537	$(3,873)	$129,406

The following table summarizes the delinquency amounts for the serviced portfolio, including mortgage loans and real estate owned before fair value adjustment and valuation allowance, but excluding loans serviced on an interim basis (30 days or less):

	March 31, 2007		December 31, 2006
	Unpaid Principal Amount (3)	Delinquent Principal Over 90 Days	Unpaid Principal Amount (3)	Delinquent Principal Over 90 Days
	(in thousands)
Mortgage loans held for sale(1)	$431,732	$12,792	$2,140,523	$111,636
Mortgage loans held for investment	7,858,781	330,000	8,693,995	316,252
Real estate owned	190,283	190,283	145,182	145,182

On balance sheet portfolio	8,480,796	533,075	10,979,700	573,070
Mortgage loans sold servicing retained(2)	55,204	7,640	60,428	7,844

Total serviced portfolio	$8,536,000	$540,715	$11,040,128	$580,914

(1)	Includes loans repurchased.
(2)	Includes real estate owned, not included in accompanying balance sheets.
(3)	Loans acquired from Aames were recorded at fair value at purchase. The unpaid principal balances do not include these fair value adjustments.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

Accredited uses fair value hedge accounting in accordance with SFAS No. 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale. Fair value adjustments to mortgage loan carrying amounts are detailed in Note 4. Hedge ineffectiveness recorded in earnings, included as a component of gain on sale of mortgage loans in the consolidated statements of operations, is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Hedge ineffectiveness gains (losses)	$334	$(479)

Cash Flow Hedges

Accredited utilizes cash flow hedge accounting on the variable rate portion of its securitization debt in accordance with the provisions of SFAS No. 133. A total of $5.5 million in net effective gains before taxes, included in other comprehensive income at March 31, 2007, is expected to be recognized in earnings during the next twelve months.

Hedge ineffectiveness recorded in earnings, included as a component of interest expense in the consolidated statements of operations, is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Hedge ineffectiveness gains	$4,995	$446

Effective unrealized gains, net of effective unrealized losses, recorded in other comprehensive income, reported as a component of stockholders’ equity is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net effective unrealized gains (losses)	$(13,885)	$25,594
Related income tax expense	—	(9,849)

Net amount deferred to other comprehensive income	$(13,885)	$15,745

The following table presents the fair value of the Company’s derivative instruments, including margin account balances at:

	3/31/2007		12/31/06
	Notional amount	Fair value	Notional amount	Fair value
	(in thousands)
Eurodollar futures	$—	$—	$6,201,784	$10,304
Options on Eurodollar futures	—	—	630,342	2,803
Interest rate swaps	5,588,112	11,246	2,363,702	490
Interest rate caps	1,113,044	1,586	880,717	7

	$6,701,156	12,832	$10,076,545	13,604

Margin account balances	N/A	1,932	N/A	37,841

Total		$14,764		$51,445

The fair value of derivative liabilities of $9.8 million and $31.7 million at March 31, 2007 and December 31, 2006 respectively which are included in accrued expenses and other liabilities on the consolidated balance sheet have been netted against the fair value of derivative assets shown in the table above. Notional swap amounts are not shown for securitizations in which we reverse the position of the swap embedded in the securitization trust; for these transactions the economic notional hedge amount and the net fair value of the derivatives is zero.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the fair value of derivative financial instruments and the related hedged asset or liability recorded in the consolidated statements of operations is as follows:

	Interest Income	Interest Expense	Gain on Sale	Total
	(in thousands)
Three Months Ended March 31,
2007:
Net unrealized gain (loss)	$1,822	$20,480	$(8,492)	$13,810
Net realized loss	—	(8,747)	(3,800)	(12,547)

Total	$1,822	$11,733	$(12,292)	$1,263

2006:
Net unrealized gain (loss)	$673	$(5,946)	$(4,429)	$(9,702)
Net realized gain	—	13,461	8,433	21,894

Total	$673	$7,515	$4,004	$12,192

6. CREDIT FACILITIES—LOANS HELD FOR SALE

Credit facilities consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
$500 million warehouse credit facility expiring March 2008	$—	$—
$600 million warehouse credit facility expiring March 2008	212,927	44,785
$650 million warehouse credit facility expired July 2007	43,886	358,504
$300 million warehouse credit facility terminated April 2007	40,701	150,051
$600 million warehouse credit facility expired August 2007	18,843	301,462
$171.4 million warehouse credit facility expired June 2007	33,837	96,926
$660 million warehouse credit facility terminated March 2007	—	401,081
$500 million warehouse credit facility terminated March 2007	—	300,035
$500 million warehouse credit facility terminated March 2007	—	232,506
Other credit facility expired March 2007	—	20,914
$2.5 billion asset-backed commercial paper facility terminated May 2007	80,000	879,813

Total credit facilities	$430,194	$2,786,077

Outstanding credit facilities at March 31, 2007 consisted of committed warehouse lines and asset-backed commercial paper. The outstanding warehouse facilities accrued interest based on one-month LIBOR (one-month bankers’ acceptance rate for Canada) plus a spread. The spread over LIBOR varied depending on the mortgage asset class being financed. The interest rates (One-Month LIBOR plus the spread) ranged from 5.82% to 7.82% as of March 31, 2007.

The warehouse facilities were collateralized by mortgage loans held for sale and certain restricted cash (See Note 2).

As part of its financing strategy, Accredited maintained a $2.5 billion asset-backed commercial paper (“ABCP”) facility. Under the ABCP, the funding of mortgage loan originations was financed through the issuance of (i) short- term liquidity notes (“SLN”) with maturities ranging from one to one hundred eighty days and (ii) subordinated notes of $80 million. This facility was repaid and terminated in May 2007.

Our credit facilities contain extensive restrictions and covenants including minimum profitability, interest coverage, liquidity, and net worth requirements and limitations on total indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate payment which may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under the other facilities. From January 1 to September 5, 2007, several of the covenant requirements were amended or waived to allow that Accredited remained in compliance with all requirements at period end. We anticipate requiring additional amendments to or waivers of these covenants during 2007, and there can be no assurances the lenders will so agree. In the event such amendments or waivers are required and Accredited is unable to obtain them, it could have a material and adverse impact on our ability to fund mortgage loans.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended March 31, 2007, the Company sold substantially all of its loans held for sale and entered into the Farallon Loan (see Note 7) providing cash and liquidity which was used to repay many of the warehouse facilities, after which such facilities were terminated. Specifically, the Company repaid and terminated the warehouse facilities with Lehman Brothers Bank, FSB, Residential Funding Company, LLC, Goldman Sachs Mortgage Company, Merrill Lynch Bank USA, Morgan Stanley Mortgage Capital Inc. and by IXIS Real Estate Capital Inc. (formerly known as CDC Mortgage Capital Inc.).

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

On September 4, 2007, the Company entered into an amendment to the Master Repurchase Agreement with Wachovia and on September 5, 2007 entered in an amendment to the Amended and Restated Master Repurchase Agreement with CSFB, effective on and after July 31, 2007. Pursuant to these amendments, the parties modified the definition of “Adjusted Tangible Net Worth” to include the amount of the Company’s trust preferred securities issued January 11, 2007 (see Note 7). In addition, the CSFB amendment contains an additional sublimit for performing aged warehouse loans.

Accredited anticipates that its borrowings will be repaid from net proceeds from the sale of mortgage loans and other assets, cash flows from operations, or from refinancing the borrowings.

7. SECURITIZATION AND OTHER FINANCING

Securitization and other financing consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Securitized bond financing	$7,376,712	$7,281,479
Canadian mortgage loan financing conduit	335,074	345,260
Other borrowings	317,153	24,742

	8,028,939	7,651,481
Unamortized discounts	(23,657)	(8,639)

Total financing, net	$8,005,282	$7,642,842

Securitized Bond Financing

At March 31, 2007, securitized bond financing included securitized bonds bearing interest at fixed rates (ranging from 2.90% to 5.68%) and at variable rated indexed to one-month LIBOR plus a spread (ranging from .04% to 2.75%) maturing through 2037. The bonds were collateralized by mortgage loans held for investment with an aggregate principal balance outstanding of $7.5 billion at March 31, 2007 and at December 31, 2006. Unamortized debt issuance costs included in prepaid expenses and other assets were $24.4 million and $23.1 million at March 31, 2007 and December 31, 2006, respectively.

Amounts collected on the mortgage loans are remitted to the respective trustees, who in turn distribute such amounts each month to the bondholders, together with other amounts received related to the mortgage loans, net of fees payable to Accredited, the trustee and the insurer of the bonds. Any remaining funds after payment of fees and distribution of principal is known as “excess interest”.

The securitization agreements require that a certain level of over-collateralization be maintained for the bonds. A portion of the excess interest may be initially distributed as principal to the bondholders to increase the level of over collateralization. Once a certain level of over-collateralization has been reached, excess interest is no longer distributed as principal to the bondholders, but, rather, is passed through to Accredited. Should the level of over-collateralization fall below a required level, excess interest will again be paid as principal to the bondholders until the required level has been reached. The securitization agreements also provide that if delinquencies or losses on the underlying mortgage loans exceed certain maximums, the required level of credit enhancement is increased.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to the potential for prepayments of mortgage loans, the early distribution of principal to the bondholders and the optional clean-up call available under such securitizations, the bonds are not necessarily expected to be outstanding through the maturity date.

Canadian Mortgage Loan Financing Conduit

The facility bears interest at variable rates indexed to the prevailing commercial paper rate plus a spread (ranging from 0.25% to 0.85%). The notes are collateralized by Canadian residential mortgage loans originated by Accredited with an aggregate outstanding balance of $340.7 million and $351.0 million at March 31, 2007 and December 31, 2006, respectively, which are included in mortgage loans held for investment. In addition, $16.5 million and $17.8 million at March 31, 2007 and December 31, 2006, respectively, of restricted cash are pledged as collateral (see Note 2).

Other Borrowings

Accredited also maintains a $75 million Senior Secured Credit Agreement which is scheduled to expire September 28, 2007, and is secured by mortgage servicing rights and servicing advances related to Accredited’s securitizations. On March 30, 2007, the Company, as part of the Farallon Loan (described below), capped the amount that can be borrowed under this facility at $49 million. The notes bear interest at LIBOR plus a spread of 1.5% for borrowings secured by servicing advances and 1.75% for borrowings secured by servicing rights. The balance outstanding was $31.1 million and $8.4 million at March 31, 2007 and December 31, 2006, respectively.

On August 30, 2007, the Company entered into an amendment to the Senior Secured Credit Agreement, effective on and after July 31, 2007. Pursuant to the amendment, the parties have modified the definition of “Adjusted Tangible Net Worth” to include the amount of the Company’s trust preferred securities issued January 11, 2007. In addition, the amendment clarified additional terms and conditions contained in the Senior Secured Credit Agreement and capped the amount that could be borrowed under the facility at $34 million.

On March 30, 2007, the Company and certain of its subsidiaries entered into a secured five-year term Loan Agreement with Mortgage Investment Fundings, L.L.C. (“MIF”), a lending entity managed by Farallon Capital Management (the “Farallon Loan”). Pursuant to the Loan Agreement, MIF extended term loans guaranteed by the Company in an aggregate principal amount of $230 million ($130 million with AHL and $100 million with REIT). Interest accrues on the loan at 13% per annum and is payable quarterly. In conjunction with the Loan Agreement, the Company (i) issued to MIF a warrant to purchase 3,226,431 shares of common stock of the Company at an exercise price of $10 per share and (ii) granted to MIF certain preemptive rights to purchase additional equity securities of the Company, certain registration rights with respect to its equity securities in the Company, and Board of Directors observer rights. The loans may be prepaid in full at any time, subject to payment of a premium of 7% of amounts prepaid during the first two years of the facility and a lesser premium thereafter. Upon the occurrence of a change of control, the lenders may demand prepayment of the loans and the loans shall be prepaid in full with a premium of 2% of the amount prepaid. At March 31, 2007 the balance outstanding under this agreement was $213.9 million net of the discount which represented the fair value of the warrants at time of issuance of $16.1 million, which is included in accrued expenses and other liabilities. The Company may be required under certain circumstances to purchase the warrants from the holders pursuant to put rights. The warrants will be adjusted to estimated fair value at each reporting period.

On January 11, 2007 Accredited issued trust preferred securities, the net proceeds of which were $54.2 million. These unsecured securities have a 30-year term and are callable after January 30, 2012. Interest accrues at 9.01% until January 30, 2012, and at three-month LIBOR plus 3.95% thereafter. At March 31, 2007 the balance outstanding under this agreement was $56.0 million.

Our credit facilities contain extensive restrictions and covenants including minimum profitability, interest coverage, liquidity, and net worth requirements and limitations on total indebtedness (see Note 6).

The following table summarizes the expected repayments relating to the securitization and other financing at March 31, 2007.

(in thousands)
Nine months ending December 31, 2007	$4,047,306
Years ending December 31:
2008	1,290,172
2009	900,372
2010	503,796
2011	318,283
2012	438,647
Thereafter	530,363

Total	$8,028,939

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of significant items comprising Accredited’s net deferred tax (liability) asset were as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Deferred tax assets:
Net operating losses	$171, 486	$26,200
Market reserve on loans held for sale	20,922	40,457
Loan securitizations	103,017	111,348
State taxes	—	1,291
Other reserves and accruals	53,330	71,726
Loans held for sale	3,486	—

Total deferred tax assets	352,241	251,022

Deferred tax liabilities:
Loans held for sale	—	(6,858)
State taxes	(31)	—
Mortgage-related securities	(8,393)	(8,239)
Cash flow hedging	—	(3,225)

Total deferred tax liabilities	(8,424)	(18,322)

Net deferred tax asset before valuation allowance	343,817	232,700
Valuation allowance	(223,019)	(112,140)

Net deferred tax asset after valuation allowance	$120,798	$120,560

The income tax provision consists of the following:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Current:
Federal	$3,153	$23,886
Foreign	3,000	—
State	489	6,129

Total current provision	6,642	30,015

Deferred:
Federal	3,206	(3,697)
State	(237)	(1,601)

Total deferred provision (benefit)	2,969	(5,298)

Total provision	$9,611	$24,717

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Federal income tax at statutory rate	$(86,822)	$22,062
State income tax benefit, net of federal effects	(14,975)	2,943
Federal/state valuation allowance	110,948	—
REIT dividends on preferred stock	(873)	(873)
Other	1,333	585

Total provision	$9,611	$24,717

During the first quarter of 2007, the Company recognized tax expense of $9.6 million against a net loss before income taxes of $248.1 million. The tax expense was attributed to profits generated in Canada, federal and state minimum income taxes incurred despite the overall losses, and the accrual of interest relating to its liability for uncertain tax positions recorded under FIN 48. No benefit was recorded in the current period for losses generated due to the increase in the Company’s valuation allowance recorded against its deferred tax assets.

As a result of losses incurred in 2007 which indicate uncertainty as to the availability of future taxable earnings, it is not likely that 100% of our accumulated deferred tax asset will be realized. As such, a valuation allowance of $223 million has been established decreasing the total accumulated net deferred tax asset of $343.8 million to the $120.8 million reported in the table above. The deferred tax asset of $120.8 million represents federal and state income taxes paid in prior years which may be recovered by future losses as a result of reversing deductible temporary differences.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total liability for unrecognized tax benefits as of the date of adoption was $9.2 million. As a result of the implementation of FIN 48, the Company recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was recorded to deferred tax assets. In addition, the Company reduced its gross deferred tax assets by $2.7 million for unrecognized tax benefits, which was offset by a reduction in its valuation allowance by the same amount.

Included in the balance of unrecognized tax benefits at January 1, 2007, are $11.9 million of tax benefits that, if recognized, would affect the effective tax rate. Note that of this amount, $2.7 million of tax benefit may also be impacted by an increase in the valuation allowance, depending upon the Company’s financial condition at the time the benefits are recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in provision for income taxes.

The Company is subject to taxation in the U.S., various state and foreign tax jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the U.S., foreign and state tax authorities due to the existence of net operating loss carryforwards.

During the first quarter of 2007, the Company’s liability for unrecognized tax benefits was increased by $0.2 million to a balance of $9.4 million at March 31, 2007. The increase was the result of the accrual of additional interest on the liabilities for uncertain tax positions for certain federal, foreign and state tax returns.

9. ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable and accrued liabilities were as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Accrued liabilities—payroll	$23,930	$28,591
Accrued liabilities—merger transaction and direct acquisition costs	20,541	23,084
Accrued liabilities—general	75,405	71,769
Derivative liabilities	9,763	31,703
Reserve for repurchases and premium recapture	61,753	110,909

Total	$191,392	$266,056

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity in the reserve for repurchases and premium recapture was as follows (in thousands):

	Balance at Beginning of Period	Additions to Reserve(1)	Losses Incurred	Balance at End of Period
Three Months Ended March 31,
2007:
Reserve for repurchases	$106,111	$22,050	$(70,310)	$57,851
Reserve for premium recapture	4,798	2,344	(3,240)	3,902

Total	$110,909	$24,394	$(73,550)	$61,753

2006:
Reserve for repurchases	$7,434	$1,049	$(441)	$8,042
Reserve for premium recapture	3,317	2,105	(1,834)	3,588

Total	$10,751	$3,154	$(2,275)	$11,630

(1)	Reduces gain on sale of loans in the accompanying statement of operations.

10. MINORITY INTEREST IN REIT SUBSIDIARY

The minority interest in the REIT (a wholly owned subsidiary of AHL) represents Series A Preferred Shares issued to outside investors in the aggregate amount of $102.3 million. The Series A Preferred Shares bear a dividend of 9.75% annually. The preferred shares are reported as minority interest in subsidiary in the consolidated balance sheet.

11. GAIN (LOSS) ON WHOLE LOAN SALES

The components of gain (loss) on sale of mortgage loans were as follows for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Gross gain (loss) on sale of mortgage loans	$(147,173)	$63,858
Net gain (loss) on derivatives	(12,292)	4,004
Provisions for market valuation (LOCOM), repurchases and premium recapture	(53,411)	(2,457)
Net origination points and fees	45,003	18,538
Direct mortgage loan origination expenses	(11,005)	(13,391)

Gain (loss) on sale of mortgage loans, net	$(178,878)	$70,552

12. STOCK-BASED COMPENSATION

Currently, Accredited has three types of equity instruments issued under its share-based compensation programs: stock options, restricted stock units, and restricted stock awards. Accredited discontinued its Employee Stock Purchase Plan on December 31, 2005.

Stock Option Plans

Accredited’s 1995 Executive Stock Option Plan, 1995 Stock Option Plan, 1998 Stock Option Plan, and 2002 Stock Option Plan (collectively the “Stock Option Plans”), provide for the issuance of stock options to eligible directors, employees and consultants. Accredited’s 2002 Stock Option Plan (“2002 Plan”) was adopted by the board of directors and approved by the stockholders in 2002. The share reserve established in the 2002 Plan consists of the number of shares remaining available for option grants and the number of options outstanding under all stock option plans

Stock options are generally granted with an exercise price equal to the closing market price on the date of grant, have a term of 10 years and vest within four years from the date of grant. However, on February 22, 2007, 100,000 options were granted to two members of executive management with an exercise price of $27.77 when the market value was $23.60. The remaining 399,980 options were granted on January 31, 2007 at an exercise price of $27.77, which was the market price at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option model. The assumptions used in the option-pricing model for options granted during the three months ended March 31, 2007 are noted in the following table:

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted-average risk-free rate	4.79%
Weighted-average expected life	3.8	yrs
Expected volatility	44%
Dividend yield	0%
Weighted-average grant date fair value	$10.18

A summary of the change in options outstanding under Accredited’s Stock Option Plans during the three months ended March 31, 2007 follows:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2006	1,523	$32.49
Options granted	500	$27.77
Options exercised	(36)	$6.13
Options cancelled	(249)	$35.35

Outstanding at March 31, 2007	1,738	$31.28

For the three months ended March 31, 2007, approximately $1.6 million of compensation expense related to stock options was recorded.

Since the time of Accredited’s initial public offering in 2003, Accredited has granted stock options, and outstanding stock options have been exercised, in reliance upon registration statements filed with the SEC on Form S-8. However, until Accredited is current on its required SEC filings under the Securities Exchange Act of 1934, as amended, Accredited cannot grant additional stock options, and outstanding stock options may not be exercised, in reliance upon such registration statements, unless an exemption from registration is available.

Deferred Compensation Plan

Accredited’s Deferred Compensation Plan was adopted by the board of directors and approved by the stockholders in 2002, and became effective on January 1, 2003. The plan is an unfunded, nonqualified deferred compensation plan that benefits directors, certain designated key members of management and key employees. Under the plan, participants may defer up to 100% of their base salary, director fee, bonus and/or commissions on a pre-tax basis. The Deferred Compensation Plan permits the granting of restricted stock units (“RSUs”) to eligible participants. The RSUs generally vest 50% two years from the date of grant and 25% each year thereafter until fully vested and are payable in the Company’s common stock upon distribution. RSUs granted to directors vest after 2 years. The fair value of restricted stock is based upon the market price of the underlying common stock at the date of grant. The per share weighted-average grant date fair value of units granted during the three months ended March 31, 2007 and 2006 was $27.39, and $52.20, respectively.

A summary of the change in RSUs outstanding under Accredited’s Deferred Compensation Plan during the three months ended March 31, 2007 follows:

Units
(in thousands)
Outstanding at December 31, 2006	655
Granted	91
Released	(38)
Forfeited	(24)

Outstanding at March 31, 2007	684

Units vested not converted	237

For the three months ended March 31, 2007, approximately $1.7 million of compensation expense related to restricted stock units was recorded.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Grants of RSU’s under the Deferred Compensation Plan have been made in reliance upon registration statements filed with the SEC on Form S-8. However, until Accredited is current on its required SEC filings under the Securities Exchange Act of 1934, as amended, Accredited cannot grant additional RSU’s in reliance upon such registration statements, unless an exemption from registration is available.

Restricted Stock Awards

Accredited issued 41,000 shares of restricted stock shares to two of its officers in 2005 as an inducement to employment. The expense for these shares is recognized over the awards’ five-year vesting period. A summary of the change in the restricted stock awards during the three months ended March 31, 2007 follows:

Awards
(in thousands)
Outstanding at December 31, 2006	36
Granted	—
Released	(3)
Forfeited	—

Outstanding at March 31, 2007	33

For the three months ended March 31, 2007, approximately $0.1 million of compensation expense related to restricted stock units was recorded.

These grants were made in reliance upon registration statements filed with the SEC on Form S-8. However, until Accredited is current on its required SEC filings under the Securities Exchange Act of 1934, as amended, Accredited cannot grant additional restricted stock awards in reliance upon such registration statements, unless an exemption from registration is available.

13. EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the weighted average number of vested, restricted common stock units for the period. Diluted earnings per share reflects the potential dilution that could occur if net income were divided by the weighted average number of common shares and unvested, restricted common stock units, plus potential common shares from outstanding stock options and unvested restricted stock units where the effect of those securities is dilutive.

The computations for basic and diluted earnings (loss) per share are as follows:

	Net Income (loss) (numerator)	Shares (denominator)	Per Share Amount
	(in thousands, except per share amounts)
Three Months Ended March 31,
2007:
Basic earnings (loss) per share	$(260,168)	25,282	$(10.29)

Effect of dilutive shares:
Stock options		—
Restricted stock units		—
Warrants		—

Diluted earnings per share	$(260,168)	25,282	$(10.29)

Potentially dilutive shares not included above since they are antidilutive		1,911

2006:
Basic earnings per share	$35,823	21,553	$1.66

Effect of dilutive shares:
Stock options		497
Restricted stock units		229

Diluted earnings per share	$35,823	22,279	$1.61

Potentially dilutive shares not included above since they are antidilutive		367

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES

In the normal course of business to meet the financing needs of its borrowers, Accredited is party to financial instruments with off-balance sheet risk. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the balance sheet. The credit risk is mitigated by Accredited’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. Accredited does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. Accredited commits to originate loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $473 million as of March 31, 2007.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee.

Accredited periodically enters into other loan sale commitments. At March 31, 2007 forward loan sale commitments awaiting settlement amounted to $400 million.

Accredited’s mortgage banking business is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”). Those rules and regulations require, among other things, that Accredited maintain a minimum net worth of $250,000. Accredited is in compliance with these requirements.

From time to time, Accredited enters into certain types of contracts that contingently require Accredited to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of Accredited’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, Accredited has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2007.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares: (i) all accrued and unpaid dividends, (ii) the redemption price and (iii) the liquidation preference. See further discussion under Note 11. Minority Interest in REIT Subsidiary.

Legal Matters

In September 2007, AHL was named in a class action complaint, Hayes v. Accredited Home Lenders Holding, Co. and Accredited Home Lenders, Inc. brought in the United States District Court for the Southern District of California. The complaint alleges that AHL violated the Worker Adjustment and Retraining Notification (“WARN”) Act by failing to provide 60 days’ notice to plaintiffs who were terminated through no fault of their own as part of or as the reasonable consequence of a mass layoff and/or plant closing effectuated by AHL on or about August 22, 2007. The plaintiffs seek to recover, on behalf of themselves and other similarly situated former employees, the alleged wages for the work days in the 60 calendar days prior to their respective terminations along with benefits, interest, attorneys’ fees and costs of suit. AHL has not been served with the action, a motion to certify a class has not been filed, and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class. AHL intends to vigorously defend this matter, but the ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable.

In August 2007, AHLHC and AHL were served with a class action complaint, Taylor v. Accredited Home Lenders Holding, Co. and Accredited Home Lenders, Inc. brought in the United States District Court for the Southern District of California. The complaint alleges AHLHC and AHL violated the Equal Credit Opportunity Act and Fair Housing Act by charging, through the use of a discretionary pricing policy, a higher Annual Percentage Rate (APR) to African-American borrowers than the APR charged to similarly situated Caucasian borrowers. The plaintiff seeks to recover, on behalf of herself and other similarly situated African-American borrowers, compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys’ fees and costs of suit. Neither AHLHC nor AHL have been served with the action, a motion to certify a class has not been filed, and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class. AHLHC and AHL intend to vigorously defend this matter, but the ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable.

In August 2007, AHL was served with a class action complaint, Viera et al. v. Accredited Home Lenders Holding, Inc.[sic], brought in the United States District Court for the Western District of Texas. The complaint alleges that AHL

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

violated the WARN Act by failing to provide 60 days’ notice to plaintiffs who were terminated through no fault of their own as part of or as the reasonable consequence of a mass layoff and/or plant closing effectuated by AHL on or about August 10 and 22, 2007. The plaintiffs seek to recover, on behalf of themselves and other similarly situated former employees, the alleged wages for the work days in the 60 calendar days prior to their respective terminations along with benefits, interest, attorneys’ fees and costs of suit. A motion to certify a class has not yet been filed, and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class. AHL intends to vigorously defend this matter, but the ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable.

In August 2007, AHLHC filed a complaint, Accredited Home Lenders Holding Co. v. Lone Star Fund V (U.S.), L.P., et al, in the Court of Chancery of the State of Delaware for New Castle County. The complaint alleges that Lone Star Fund V (U.S.), L.P. (“Lone Star”) and two of its affiliates breached contractual obligations to, among other things, close the tender offer for AHLHC’s common stock pending under the Agreement and Plan of Merger entered into among such affiliates and AHLHC (the “Merger Agreement”). AHLHC seeks specific performance of the contractual obligations or, in the alternative, damages for breach of contract. The ultimate outcome of this matter is not presently determinable, but, if determined adversely to AHLHC, the outcome could have a material adverse effect on the business of AHLHC and its subsidiaries.

In July 2007 AHL, AHLHC and the REIT were served with a complaint, National Community Reinvestment Coalition (“NCRC”) v. Accredited Home Lenders Holding Company [sic], et al., brought in the United States District Court for the District of Columbia. The complaint alleges that AHLHC, AHL and the REIT engaged in a practice of discriminating against African-Americans and Latinos by requiring minimum property values of $100,000 on row homes for certain loan programs and prohibiting the use of row homes as collateral for certain other loan programs, without business justification for those restrictions. Plaintiff seeks compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys’ fees and costs of suit. There has been no ruling on the merits of plaintiff’s claims. The Company intends to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but the Company does not believe it will have a material adverse effect on its business.

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

In June 2007, AHLHC was served with two class action complaints, Korsinski v. Accredited Home Lenders Holding Co., et al. and Wan v. Accredited Home Lenders Holding Co., et al., brought in the Superior Court of the State of California, County of San Diego. The complaints allege breaches of fiduciary duty by AHLHC and members of its Board of Directors in connection with AHLHC’s entry into the Merger Agreement with affiliates of Lone Star. Plaintiffs seek to enjoin the tender offer for AHLHC common stock which is pending under the Merger Agreement, and recovery of attorneys’ fees and costs of suit. The Korsinski matter has been voluntarily dismissed by the plaintiff without prejudice. In the Wan matter, parties have entered into a Memorandum of Understanding for settlement of the case, subject to certain conditions, including most significantly the completion of the tender offer at the offer price of $15.10 per share. If the settlement is not consummated because the tender offer is not completed, the impact on the future of this matter is uncertain, but the Company does not believe this matter will have a material adverse effect on the Company’s business.

In March 2007, AHLHC was served with a class action complaint, Atlas v. Accredited Home Lenders Holding Co., et al., brought in the United States District Court for the Southern District of California. The complaint alleges violations of federal securities laws by AHLHC and certain members of senior management. AHLHC is aware that five similar securities class actions, Joory v. Accredited Home Lenders Holding Co., et al., Pourshafie v. Accredited Home Lenders Holding Co., et al., Theda v. Accredited Home Lenders Holding Co., et al., City of Brockton Retirement System v. Accredited Home Lenders Holding Co., and Kornfeld v. James A. Konrath, et al., have been filed in the same court. Pursuant to the Private Securities Litigation Reform Act, these cases have been consolidated and a lead plaintiff has been selected. The consolidated, amended complaint was filed on August 24, 2007, and added as defendants the REIT and certain directors of AHLHC. AHLHC’s response to this complaint is currently scheduled to be due October 8, 2007. The Company intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result, is not presently determinable, but the Company does not believe this action will have a material adverse effect on its business.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2007, AHL was served with a class action complaint, Edwards v. Accredited Home Lenders, Inc., et al., brought in the United States District Court for the Southern District of Alabama. The complaint alleges violations of the federal Truth in Lending Act for allegedly failing to disclose title insurance charges and recording fees as part of finance charges. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class, and AHL intends to continue to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but the Company does not believe it will have a material adverse effect on its business.

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

In October 2006, by virtue of the mergers referenced above, AHLHC and AHL succeeded to the interests of AIC and AFC under the matters of Webb, et al., v. Aames Investment Corporation, et al. (U.S. District Court, Central District of California) and Cooper, et al., v. Aames Funding Corporation (U.S. District Court, Eastern District of Wisconsin), class action complaints which allege violations of the Fair Credit Reporting Act in connection with prescreened offers of credit and are similar in nature to the Phillips matter referenced below. The Cooper matter was transferred to the Central District of California and consolidated with the Webb matter by stipulation of counsel on September 29, 2006. A hearing on the motion to certify a class is currently scheduled for October 1, 2007. There has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and AHLHC and each affected subsidiary intend to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on the Company’s business.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

15. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$147,366	$81,945
Income taxes	$(26,234)	$83,312
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of mortgage loans held for sale to mortgage loans held for investment	$—	$911,885
Transfer of mortgage loans held for sale to real estate owned, net of reserve	$26,575	$6,007
Transfer of mortgage loans held for investment to real estate owned, net of reserve	$39,302	$6,725

16. SUBSEQUENT EVENTS

On March 15, 2007, we received a notice from the staff of NASDAQ stating that our common stock may be subject to delisting because we had not filed with the Securities and Exchange Commissions (the “SEC”) our Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2006 on a timely basis. We requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to appeal the NASDAQ staff’s determination and to present our plan to regain compliance with NASDAQ’s filing requirements. The hearing request automatically stayed the delisting of the common stock pending the Panel’s review and decision. In addition, on May 15, 2007 and on August 14, 2007, we received additional deficiency notices from the staff of NASDAQ stating that the failure to timely file with the SEC our Quarterly Report on Form 10-Q (“10-Q”) for the quarters ended March 31, 2007 and June 30, 2007, respectively, could serve as additional bases for the delisting of our common stock.

On July 23, 2007 the Panel determined to continue listing our common stock provided that we filed with the SEC our 10-K by September 12, 2007 and our 10-Q for the first quarter of 2007 by September 18, 2007. We filed our 10-K with the SEC on August 2, 2007. The Panel has not yet responded to our August 17, 2007 request for additional time to file our 10-Q for the second quarter of 2007, but we anticipate the Panel will not require such 10-Q to be filed before the September 18, 2007 deadline for the first quarter 10-Q.

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

If we are unable to continue to list our common stock for trading on NASDAQ, there may be an adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. Delisting of our common stock from NASDAQ could also materially adversely affect our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, if our common stock were no longer listed for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

In addition, by May 31, 2007, based upon market conditions adversely impacting the salability of any asset-backed commercial paper notes collateralized by non-prime mortgage loans, the Company voluntarily terminated its asset-backed commercial paper program and repaid all subordinated notes and SLNs.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 4, 2007 Accredited and affiliates of Lone Star Fund V (U.S.) L.P. (“Lone Star”), entered into a definitive merger agreement pursuant to which Lone Star agreed to acquire all of the common stock of Accredited in an all-cash transaction. Under the terms of the agreement, Lone Star agreed to acquire each outstanding share of Accredited common stock at a price of $15.10 per share, for a total consideration of approximately $400 million. The acquisition is structured as an all-cash tender offer for all outstanding shares of Accredited common stock to be followed by a merger in which each remaining untendered share of Accredited will be converted into the same $15.10 cash per share price paid in the tender offer. The outstanding 9.75% Series A Preferred Shares, par value $1.00 per share (“the Series A Preferred”), of Accredited Mortgage Loan REIT Trust would be expected to remain outstanding following the consummation of the acquisition.

The merger agreement sets forth customary conditions to the closing of the tender offer, including the tender of a majority of the outstanding Accredited shares and the receipt of certain required regulatory approvals. We believe that all conditions to the closing of the tender offer were satisfied at the offer’s scheduled expiration at midnight, New York City time, on August 14, 2007. However, on August 10, 2007, Lone Star alleged in a filing made with the SEC that, in light of the drastic deterioration in the financial and operational condition of the Company, among other things, Lone Star believed the Company would fail to satisfy the conditions to the closing of the tender offer and, accordingly, that Lone Star did not expect to be accepting shares tendered as of the scheduled expiration of the tender offer. On August 11, 2007, we filed a lawsuit against Lone Star in the Delaware Court of Chancery seeking specific performance of Lone Star’s obligations to close the tender offer and complete the merger. A trial in the lawsuit is scheduled to begin on September 26, 2007

On August 17, 2007 we entered into a transaction treated as a financing for accounting purposes. The transaction includes a call provision exercisable by Accredited which results in the transaction failing to qualify for sale treatment in accordance with certain provisions of SFAS 140. The Company has agreed to trade approximately $1 billion of loans at an advance rate comparable to the advance rates the Company was then receiving from warehouse lenders. The initial settlement consisted of a pool of approximately $500 million mortgage loans and closed on August 17, 2007. The remaining loans are scheduled to trade every other week as borrowers make their first payments due under the subject loans. The final settlement of loans is expected to occur by October 2007. Under the agreement, Accredited has the right but not the obligation, in our sole discretion, to reacquire all of the loans traded through mid-November 2007 at a premium to the advance rate. If we do not reacquire the loans by mid-November, our right to reacquire the loans expires and the investor will keep the loans with limited recourse to the Company and the Company would then recognize the transaction as a sale.

Beginning in September 2007, we implemented a restructuring that includes the closing of all retail lending operations, a significant downsizing of wholesale lending operations, and substantial suspension of all U.S. lending unless and until the return of market conditions under which non-prime mortgage loans can again be originated and sold or securitized at a profit. These actions resulted in the closing of 60 retail branch locations, five centralized retail support locations, five wholesale divisions and the settlement services division, and reduced the workforce by approximately 1,600 employees to approximately 1,000 at September 14, 2007.

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$59,204	$23,299
Accrued interest receivable	44,603	52,708
Mortgage loans held for investment, net of allowance of $133,716 and $129,936, respectively	7,313,720	7,271,553
Derivative assets, including margin account	21,377	64,665
Real estate owned, net	93,843	65,854
Prepaid expenses and other assets	37,692	24,707
Receivable from parent	200,525	112,419

Total assets	$7,770,964	$7,615,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Securitization and other financing	$7,463,544	$7,289,209
Accrued expenses and other liabilities	37,117	57,507

Total liabilities	7,500,661	7,346,716

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; authorized 200,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at March 31 2007 and December 31,2006	4,094	4,094
Common stock, $0.001 par value; authorized 100,000,000 shares; issued and outstanding 100,000 shares	1	1
Additional paid-in capital	397,884	398,628
Accumulated other comprehensive income (loss)	(12,983)	7,947
Accumulated deficit	(118,693)	(142,181)

Total stockholders’ equity	270,303	268,489

Total liabilities and stockholders’ equity	$7,770,964	$7,615,205

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Interest income (including $2,353 and $1,588 from parent)	$149,708	$125,719
Interest expense	(99,466)	(71,476)

Net interest income	50,242	54,243
Provision for losses on mortgage loans held for investment	(14,589)	(6,370)

Net interest income after provision	35,653	47,873
Other income	430	688

Total net revenues	36,083	48,561

OPERATING EXPENSES:
Management fee assessed by parent	9,806	7,800
Direct general and administrative expenses	294	9

Total operating expenses	10,100	7,809

Net income	25,983	40,752
Dividends on preferred stock	(2,495)	(2,495)

Net income available to common stockholders	$23,488	$38,257

Basic and diluted earnings per common share	$234.88	$382.57
Weighted average shares outstanding for basic and diluted	100	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,983	$40,752
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized mortgage loans	(2,583)	(967)
Amortization of deferred costs	3,091	3,365
Provision for losses on mortgage loans held for investment	14,589	6,370
Unrealized (gain) loss on derivatives	(22,931)	5,210
Adjustment into earnings for gain on derivatives from other comprehensive income	(6,354)	(6,887)
Changes in operating assets and liabilities:
Accrued interest receivable	8,105	(3,932)
Derivative assets, including margin account	50,115	(2,748)
Prepaid expenses and other assets	(18,699)	(3,112)
Accrued expense and other liabilities	(26,036)	4,351

Net cash provided by operating activities	25,280	42,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	668,528	510,805

Net cash provided by investing activities	668,528	510,805

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	753,052	995,325
Proceeds from issuance of term debt and warrants, net of fees	98,557	—
Payments on securitization bond financing	(676,657)	(529,853)
Payments on temporary credit facilities	(745,267)	(977,267)
Capital contributions from parent	3,013	8,388
Net decrease in receivable from parent	(88,106)	(37,455)
Payments of common stock dividends	—	(12,300)
Payments of preferred stock dividends	(2,495)	(2,495)

Net cash used in financing activities	(657,903)	(555,657)

Net (decrease) increase in cash and cash equivalents	35,905	(2,450)
Beginning balance cash and cash equivalents	23,299	6,158

Ending balance cash and cash equivalents	$59,204	$3,708

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

The accompanying consolidated financial statements included in this report for the REIT have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited financial statements as of and for the three months ended March 31, 2007 are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

In addition, during the first quarter of 2007, Accredited engaged financial advisors to evaluate strategic alternatives for the Company. As a result, in June 2007, Accredited entered into an agreement with affiliates of Lone Star Fund V (U.S.) L.P. (“Lone Star”), pursuant to which Lone Star agreed to acquire all of Accredited outstanding common stock through a tender offer and subsequent merger. The acquisition was expected to be completed in the third quarter of 2007 and to provide Accredited with additional capital resources for future operations. However, in mid-August 2007, Lone Star stated that it would not accept the shares tendered by shareholders. Accredited has filed suit in Delaware Chancery Court seeking to enforce Lone Star’s obligations to close the tender offer and complete the merger, and a trial is scheduled to begin on September 26, 2007. If the acquisition is not consummated or if Accredited is unable to obtain adequate capital resources to fund future operations, Accredited’s financial and operational viability becomes increasingly uncertain. Whether the acquisition will ultimately be completed is not presently determinable. The accompanying consolidated financial statements do not include any adjustments related to the effects of this uncertainty.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

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

Mortgage loans held for investment include mortgage loans that the REIT has securitized in structures that are accounted for as financings for accounting purposes as well as mortgage loans held for a scheduled securitization. During the three months ended March 31, 2007 and 2006, the REIT completed securitizations of mortgage loans totaling $0.8 billion and $1.0 billion, respectively.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

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

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on loans held for investment. The REIT does not accrue interest on loans that are more than 90 days delinquent.

Income Taxes

The REIT has elected to be subject to taxation as a real estate investment trust under the Internal Revenue Code of 1986. As a result, the REIT will generally not be subject to federal or state income tax to the extent that the REIT distributes its earnings to its shareholders and maintains its qualification as a real estate investment trust.

Real Estate Owned

Real estate acquired in settlement of mortgage loans generally results when property collateralizing a mortgage loan is foreclosed upon or otherwise acquired by AHL, as our servicer, in satisfaction of the mortgage loan. Real estate acquired through foreclosure is initially recorded at its estimated fair value less costs to dispose and is carried at the lower of cost or estimated fair value less costs to dispose. Fair value is based on the net amount that the REIT could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate owned are made through valuation allowances and charge-offs are recognized through a charge to earnings. Legal fees and other direct costs incurred after foreclosure are expensed as incurred.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges.

Comprehensive income is determined as follows for the three months ended March 31:

	2007	2006
	(In thousands)
Net income	$25,983	$40,752
Net unrealized gains (losses) on cash flow hedges	(14,576)	24,746
Reclassification adjustment into earnings for realized gain on derivatives	(6,354)	(6,887)

Total comprehensive income	$5,053	$58,611

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At March 31, 2007, 18% and 15% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. At December 31, 2006, 23% and 11% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans did not exceed 10% in any other state at March 31, 2007 and December 31, 2006.

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

3. MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage loans held for investment were as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Mortgage loans held for investment	$7,484,782	$7,432,443
Basis adjustment for fair value hedge accounting	(10,415)	(10,971)
Net deferred origination fees	(26,931)	(19,983)
Allowance for loan losses	(133,716)	(129,936)

Loans held for investment, net	$7,313,720	$7,271,553

Allowance for losses—Activity in the allowance was as follows:

	Balance at Beginning of Period	Contributions from Parent	Provision for Losses	Charge offs, net	Balance at End of Period
	(in thousands)
Three Months Ended March 31,
2007:
Mortgage loans held for investment	$129,936	$4,676	$534	$(1,430)	$133,716
Real estate owned	22,783	—	14,055	(2,742)	34,096

Total	$152,719	$4,676	$14,589	$(4,172)	$167,812

2006:
Mortgage loans held for investment	$98,399	$8,431	$1,774	$(229)	$108,375
Real estate owned	6,996	—	4,596	(1,906)	9,686

Total	$105,395	$8,431	$6,370	$(2,135)	$118,061

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table summarizes delinquency amounts for mortgage loans and real estate owned before valuation allowance:

	At March 31, 2007		At December 31, 2006
	Total Principal Amount (1)	Delinquent Principal Over 90 Days	Total Principal Amount (1)	Delinquent Principal Over 90 Days
	(in thousands)
Mortgage loans held for investment	$7,518,075	$315,320	$7,466,508	$271,375
Real estate owned	127,939	127,939	88,637	88,637

Total	$7,646,014	$443,259	$7,555,145	$360,012

(1)	Loans acquired from Aames were recorded at fair value at purchase. The unpaid principal balances do not include these fair value adjustments.

4. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

AHL uses fair value accounting as defined by SFAS No. 133 for certain derivative financial instruments used to hedge its loans held for sale prior to being contributed to the REIT, and accordingly the basis of loans held for investment held by the REIT includes the fair value basis adjustment. Fair value adjustments to mortgage loan carrying amounts are detailed in Note 3.

Cash Flow Hedges

The REIT utilizes cash flow hedging and cash flow hedge accounting on the variable rate portion of its securitization debt in accordance with the provisions of SFAS No. 133. A total of $3.4 million in net effective gains before taxes, included in other comprehensive income at March 31, 2007, is expected to be recognized in earnings during the next twelve months.

	Three Months Ended March 31,
	2007	2006
Hedge ineffectiveness recorded in earnings, included as a component of interest expense in the consolidated statements of operations as of March 31:	$5,277	$522
Effective unrealized gains, net of effective unrealized losses, recorded in other comprehensive income, reported as a component of stockholders’ equity as of March 31:	$(14,526)	$24,746

The following table presents the fair value of the Company’s derivative instruments, including margin account balances at:

	March 31, 2007		December 31, 2006
	Notional amount	Fair value	Notional amount	Fair value
	(in thousands)
Eurodollar futures	$—	$—	$3,758,974	$4,970
Options on Eurodollar futures	—	—	630,342	2,803
Interest rate swaps	5,267,221	9,859	1,951,392	(665)
Interest rate caps	1,113,044	1,586	880,717	7

	$6,380,265	11,445	$7,221,425	7,115
Margin account balances	N/A	684	N/A	28,408

Total		$12,129		$35,523

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

The fair value of derivative liabilities of $9.2 million and $29.1 million at March 31, 2007 and December 31, 2006, respectively, which are included in accrued expenses and other liabilities have been netted against the fair value of derivative assets shown in the table above. Notional swap amounts are not shown for securitizations in which we reverse the position of the swap embedded in the securitization trust; for these transactions the economic notional hedge amount and the net fair value of the derivatives is zero.

The change in the fair value of derivative financial instruments and the related hedged asset or liability recorded in the consolidated statements of operations for the three months ended March 31, 2007 and 2006 was as follows:

	Interest Income	Interest Expense	Total
	(in thousands)
Three Months Ended March 31,
2007:
Net unrealized gain	$1,822	$21,109	$22,931
Net realized loss	—	(9,559)	(9,559)

Total	$1,822	$11,550	$13,372

2006:
Net unrealized gain (loss)	$673	$(5,883)	$(5,210)
Net realized gain	—	13,278	13,278

Total	$673	$7,395	$8,068

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

At March 31, 2007 there were no balances outstanding under these facilities.

6. SECURITIZATION AND OTHER FINANCING

Securitization bond financing consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Securitized Bond Financing	$7,376,711	$7,281,480
Other borrowings	100,004	16,368

	7,476,715	7,297,848
Unamortized bond discounts	(13,171)	(8,639)

Total financing, net	$7,463,544	$7,289,209

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

Securitized Bond Financing:

At March 31, 2007 securitized bond financing includes securitized bonds bearing interest at fixed rates (ranging from 2.90% to 5.68%) and at variable rated indexed to one-month LIBOR plus a spread (ranging from .04% to 2.75%) maturing through 2037. The bonds are collateralized by mortgage loans held for investment with an aggregate principal balance outstanding of $7.5 billion at March 31, 2007 and at December 31, 2006. Unamortized debt issuance costs included in prepaid expenses and other assets were $24.4 million and $23.1 million at March 31, 2007 and December 31, 2006, respectively.

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

Other Borrowings:

On March 30, 2007, the Company and certain of its subsidiaries entered into a secured five year term Loan Agreement with Mortgage Investment Fundings, L.L.C. (“MIF”), a lending entity managed by Farallon Capital Management. Pursuant to the Loan Agreement, MIF extended term loans guaranteed by the Company in an aggregate principal amount of $230,000,000 ($130 million with AHL and $100 million with the REIT). In conjunction with the Loan Agreement, the Company (i) issued to MIF a warrant to purchase 3,226,431 shares of common stock of the Company at an exercise price of $10 per share and (ii) granted to MIF certain preemptive rights to purchase additional equity securities of the Company, certain registration rights with respect to its equity securities in the Company and Board of Directors observer rights. The loans may be prepaid in full at any time, subject to payment of a premium of 7% of amounts prepaid during the first two years of the facility and a lesser premium thereafter. Upon the occurrence of a change of control, the lenders may demand prepayment of the loans and the loans shall be prepaid in full with a premium of 2% of the amount prepaid. At March 31, 2007 the balance outstanding in the REIT under this agreement was $94.4 million which is net of the discount representing the fair value of the warrants at the time of issuance of $5.6 million. The warrants are included in accrued expenses and other liabilities since Accredited may be required under certain circumstances to purchase the warrants from the holders pursuant to put rights. The warrants will be adjusted to estimated fair value at each reporting period.

Our credit facilities contain extensive restrictions and covenants including minimum profitability, interest coverage, liquidity, and net worth requirements and limitations on total indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate payment which may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under the other facilities. From January 1 to September 5, 2007, several of the covenant requirements were amended or waived to allow Accredited to remain in compliance with all requirements. We anticipate requiring additional amendments to or waivers of these covenants during 2007, and there can be no assurance the lenders will so agree. In the event such amendments or waivers are required and Accredited is unable to obtain them, it could have a material and adverse impact on our ability to fund mortgage loans and continue as a going concern.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table summarizes the expected repayments relating to the securitization and other financing at March 31, 2007 and the securitized bonds are based on anticipated receipts of principal and interest on underlying mortgage loan collateral:

(in thousands)
Nine months ending December 31, 2007	$3,975,358
Year ending December 31:
2008	1,170,377
2009	761,320
2010	474,996
2011	311,662
2012	308,639
Thereafter	474,363

Total	$7,476,715

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

The REIT adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As part of the implementation of FIN 48, the REIT evaluated its tax positions to identify and recognize any liabilities related to unrecognized tax benefits resulting from those positions that meet the provisions of FIN 48. As a result of this evaluation, the REIT determined that it did not have material liabilities.

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations:

	Three Months Ended March 31,2007	Three Months Ended March 31, 2006
	(in thousands)
Federal income tax at statutory rate	$9,377	$14,263
Preferred stock dividends at statutory rate	(873)	(873)
Common stock dividends paid deduction and other	(8,504)	(13,390)

Total provision	$—	$—

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities were as follows at December 31:

	March 31, 2007	December 31, 2006
	(in thousands)
Accrued interest	$7,894	$7,894
Derivative liabilities	9,247	29,141
Other liabilities—general	17,481	17,977
Preferred stock dividend payable	2,495	2,495

Total	$37,117	$57,507

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At March 31, 2007 and December 31, 2006, there were 4,093,678 preferred shares issued and outstanding.

On March 1, 2007, the REIT’s board of trustees declared a quarterly cash dividend on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15, which aggregated $2.5 million for the three months ended March 31, 2007.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter. In addition, commencing with each of the four quarters ending December 31, 2006, the REIT is also required to maintain cumulative unencumbered cash flow (as defined in the agreement) greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of March 31, 2007, the REIT was in compliance with the covenants applicable to date in 2007.

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

10. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the Six-Month LIBOR plus 1.0%. Management fee expense under this agreement totaled $9.8 million and $7.8 million for the three months ended March 31, 2007 and 2006, respectively. Interest income under this agreement totaled $2.4 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, the net receivable from parent was $200.5 million and $112.4 million, respectively. The net receivable from parent results from advances of excess cash holdings by the REIT to AHL. We expect the net receivable will be reduced at the time the REIT pays common stock dividends to AHL. Pursuant to the right of offset under the agreement between the parties, the net receivable will accrue interest at an annual rate equal to the six-month LIBOR plus 1.0%.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

11. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$108,693	$61,147

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves, included in other assets	$39,302	$6,725

Detail of assets and liabilities contributed from parent:
Cash contributions	$—	$8,388
Mortgage loans, net of reserves	752,013	986,931
Other net liabilities	(10,504)	(8,730)
Outstanding balances on warehouse credit facilities	(745,267)	(977,995)

	$(3,758)	$8,594

12. COMMITMENTS AND CONTINGENCIES

In September 2007, we were named as a defendant under the consolidated, amended complaint in Atlas v. Accredited Home Lenders Holding Co., et al., a class action pending in the United States District Court for the Southern District of California. The suit alleges violations of federal securities laws and originally named as defendants AHLHC and certain members of its senior management. Pursuant to the Private Securities Litigation Reform Act, five similar class actions were consolidated with the Atlas matter, and a lead plaintiff was selected. The consolidated, amended complaint was filed on August 24, 2007, and added as defendants the REIT and certain directors of AHLHC. However, as of September 17, 2007, we had not been served with the complaint. If we are served with the complaint, we intend to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result, is not presently determinable, but we do not believe it will have a material adverse effect on our business.

In July 2007, we, AHL and AHLHC were served with a complaint, National Community Reinvestment Coalition (“NCRC”) v. Accredited Home Lenders Holding Company [sic], et al., brought in the United States District Court for the District of Columbia. The complaint alleges that we, AHL and AHLHC engaged in a practice of discriminating against African-American and Latinos by requiring minimum property values of $100,000 on row homes for certain loan programs and prohibiting the use of row homes as collateral for certain other loan programs, without business justification for those restrictions. Plaintiff seeks compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys’ fees and costs of suit. There has been no ruling on the merits of plaintiff’s claims. We, AHL and AHLHC intend to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but we do not believe it will have a material adverse effect on our business.

13. SUBSEQUENT EVENTS

On March 15, 2007, Accredited received a notice from the staff of NASDAQ stating that Accredited common stock may be subject to delisting because it had not filed its Annual Report on Form 10-K for the year ended December 31, 2006 on a timely basis. Accredited requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to appeal the NASDAQ staff’s determination and to present its plan to regain compliance with NASDAQ’s filing requirements, which was held on May 3, 2007, followed by a written submission dated May 21, 2007. The hearing request automatically stayed the delisting of the common stock pending the Panel’s review and decision. In addition, on May 15, 2007 and on August 14, 2007, Accredited received additional deficiency notices from the staff of NASDAQ stating that the failure to timely file with the SEC its Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, respectively could serve as an additional basis for the delisting of Accredited’s securities from NASDAQ.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

On July 23, 2007 the Panel determined to continue listing Accredited’s common stock provided that they filed with the SEC their 10-K by September 12, 2007 and their 10-Q for the first quarter of 2007 by September 18, 2007. The 10-K was filed with the SEC on August 2, 2007. The Panel has not yet responded to Accredited’s August 17, 2007 request for additional time to file its 10-Q for the second quarter of 2007, but Accredited anticipates the Panel will not require such 10-Q to be filed before the September 18, 2007 deadline for the first quarter 10-Q.

If Accredited is unable to continue to list its common stock for trading on NASDAQ, there may be an adverse impact on the market price and liquidity of Accredited’s common stock, and the stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Delisting of Accredited’s common stock from NASDAQ could also materially adversely affect its business, including, among other things: its ability to raise additional financing to fund its operations; its ability to attract and retain customers; and its ability to attract and retain personnel, including management personnel. In addition, if Accredited is unable to list its common stock for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in Accredited common stock because of their internal rules and protocols.

In addition, by May 31, 2007, based upon market conditions adversely impacting the salability of any asset-backed commercial paper notes collateralized by non-prime mortgage loans, Accredited voluntarily terminated its asset-backed commercial paper program and repaid all amounts outstanding.

On June 4, 2007 Accredited entered into a definitive merger agreement with affiliates of Lone Star Fund V (U.S.), L.P. (“Lone Star”) to acquire all of Accredited’s common stock in an all-cash transaction. Under the terms of the agreement, Lone Star agreed to acquire each outstanding share of Accredited’s common stock at a price of $15.10 per share, for a total consideration of approximately $400 million on a fully diluted basis. Our outstanding Preferred Shares would be expected to remain outstanding following the consummation of the acquisition.

The merger agreement sets forth customary conditions to the closing of the tender offer, including the tender of a majority of the outstanding Accredited shares and the receipt of certain required regulatory approvals. Accredited believed that all conditions to the closing of the tender offer were satisfied at the offer’s scheduled expiration at midnight, New York City time, on August 14, 2007. However, on August 10, 2007, Lone Star alleged in a filing made with the SEC that, in light of the drastic deterioration in the financial and operational condition of the Company, among other things, Lone Star believed the Company would fail to satisfy the conditions to the closing of the tender offer and, accordingly, that Lone Star did not expect to be accepting shares tendered as of the scheduled expiration of the tender offer. On August 11, 2007, Accredited filed a lawsuit against Lone Star in the Delaware Court of Chancery seeking specific performance of Lone Star’s obligations to close the tender offer and complete the merger. A trial in the lawsuit is scheduled to begin on September 26, 2007

In June and September 2007, we declared quarterly cash dividends on our Preferred Shares at the rate of $0.609375 per share. The second quarter dividend was paid on July 2, 2007 to preferred shareholders of record at the close of business on June 15, 2007. The third quarter dividend is scheduled to be paid on October 1, 2007 to preferred shareholders of record at the close of business on September 14, 2007.

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

General

In response to the ongoing turmoil in the non-prime mortgage industry, beginning in September 2007, we restructured our operations by closing our retail lending operations, substantially reducing our wholesale lending operations, laying off approximately 60% of our workforce and substantially suspending U.S. mortgage loan originations. We do not intend to resume non-prime originations unless and until the return of market conditions under which non-prime mortgage loans can be originated and sold or securitized at a profit. We intend to continue and enhance our mortgage loan servicing operations, and we also intend to continue our Canadian mortgage origination operations, as long as financing and an acceptable secondary market remain available for our Canadian operations.

Prior to this restructuring, Accredited originated, financed, securitized, serviced and sold non-prime mortgage loans secured by residential real estate throughout the United States, and, to a lesser extent, in Canada. We conducted business in both the wholesale channel (funding loans to borrowers through independent mortgage brokers) and the retail channel (funding loans directly to borrowers). We focused on borrowers who did not meet conforming underwriting guidelines because of higher mortgage loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. We primarily sold our mortgage loans in mortgage loan sales or we held our mortgage loans in portfolio for investment and financed them with securitized bond financing. If we resume U.S. mortgage loan originations, some or all of these operating activities will be part of the resumption, other than retail operations which we do not intend to resume in the foreseeable future.

Effective as of October 1, 2006, we acquired Aames Investment Corporation (“Aames”) pursuant to an Agreement and Plan of Merger dated as of May 24, 2006. Aames, formerly a public REIT, managed a portfolio of nonprime residential mortgage loans and through its principal subsidiary originated, sold, and serviced residential mortgage loans through both wholesale and retail channels.

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

Lone Star acquisition of Accredited

On June 4, 2007 we entered into an Agreement and Plan of Merger with affiliates of Lone Star Fund V (U.S.) L.P. (“Lone Star”) pursuant to which Lone Star agreed to acquire all of the common stock of the Company in an all-cash transaction. Under the terms of the agreement, Lone Star agreed to acquire each outstanding share of Accredited common stock at a price of $15.10 per share, for a total consideration of approximately $400 million on a fully diluted basis. We anticipate the outstanding 9.75% Series A Perpetual Cumulative Preferred Shares, par value $1.00 per share (the “Series A Preferred”), of Accredited Mortgage Loan REIT Trust (NYSE:AHH-PA) will continue to remain outstanding.

On August 10, 2007, Lone Star stated in a filing made with the SEC that, in light of the drastic deterioration in the financial and operational condition of the Company, among other things, Lone Star believed the Company would fail to satisfy the conditions to the closing of the tender offer and, accordingly, that Lone Star did not expect to be accepting shares tendered as of the scheduled expiration of the tender offer at midnight, New York City time, on August 14, 2007.

On August 11, 2007, we filed a lawsuit against Lone Star in the Delaware Court of Chancery seeking specific performance of Lone Star’s obligations to close the tender offer and complete the merger. A trial in the lawsuit is scheduled to begin on September 26, 2007.

Recent Developments

Non-Prime Mortgage Market

In the third quarter of 2006, the non-prime mortgage market in which the Company operates was characterized by increased competition for loans and customers which simultaneously lowered profit margins on loans and caused lenders to be more aggressive in making loans to relatively less qualified customers. By the end of 2006, the non-prime mortgage industry was clearly being negatively impacted. The sustained pricing competition and higher risk portfolios of loans reduced the appetite for loans among whole loan buyers, who offered increasingly lower prices for loans, thereby shrinking profit margins for non-prime lenders. In addition, the higher levels of credit risk taken on by non-prime lenders resulted in higher rates of delinquency in the loans held for investment and in increasing frequency of early payment defaults and repurchase demands on loans that had been sold. These trends accelerated during the first quarter of 2007, and the industry experienced a period of turmoil which has continued into the second and third quarters of 2007. As of August 31 2007, more than 55 mortgage companies operating in the non-prime mortgage industry had failed and many others faced serious operating and financial challenges. The most notable of these failures is New Century Mortgage Corporation (“New Century”), one of the largest non-prime originators in recent years, which filed for bankruptcy protection in April 2007.

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

2007 Mortgage Market—Significant Events

During the first eight months of 2007, a number of significant industry events occurred, including the following:

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

•

American Home Mortgage announced that it was unable to borrow on its credit facilities and to fund its lending obligations of approximately $300 million on July 30 and that it did not anticipate funding approximately $450 to $500 million on July 31. (July 31);

•	American Home Mortgage filed for bankruptcy protection (August 6);

•	Aegis Mortgage suspends loan originations (August 6) and files for bankruptcy protection (August 10);

•	HomeBanc files for bankruptcy protection (August 10);

•	NovaStar Financial suspends wholesale originations (August 17) and sharply reduces retail originations (September 4);

•

Countrywide Financial Corp., facing “unprecedented disruptions” to its funding operations, tapped an $11.5 billion credit line (August 16); Bank of America invests $2 billion in Countrywide to prop up the country’s largest mortgage banker (August 22);

•	Capital One shuts down its GreenPoint Mortgage subsidiary, cutting 1,900 jobs (August 20); and

•	Lehman Brothers announced the closing of its subprime subsidiary, BNC Mortgage LLC (August 22).

The events outlined above chronicle the distress in the mortgage industry in 2007. One of the results of the contraction in the industry was a significant increase in the amount of distressed loans for sale in the market. This increase in loan supply and decrease in loan demand substantially reduced whole loan prices for most of 2007, providing a basis for warehouse line providers to mark down the collateral value of loans held in inventory and, as a result, to place margin calls on non-prime lenders. These increased margin calls resulted in more distressed sales which, in turn, put further downward pressure on whole loan sale prices, regenerating the cycle with escalating negative results.

2007 Mortgage Markets—Response by Accredited

Strategic Restructurings

We require substantial cash to fund our mortgage loan originations, to pay our mortgage loan origination expenses and to hold our mortgage loans pending sale or securitization. Also, as a servicer of mortgage loans, we are required to advance delinquent principal and interest payments, unpaid property taxes, hazard insurance premiums, and foreclosure and foreclosure-related costs. While we maintain warehouse and other credit facilities that provide substantial financing for our operations, we must originate mortgage loans and sell or securitize our mortgage loan originations at a profit in order to maintain our credit facilities and successfully fund our operations over time.

Due to the turbulence in the non-prime mortgage industry, we have not been able to sell or securitize at a profit most of the mortgage loans we have originated throughout 2007. Accordingly, beginning in September 2007, we restructured our operations by closing all retail lending operations, significantly reducing our wholesale lending operations, and substantially suspending all U.S. mortgage loan originations unless and until the return of market conditions under which non-prime mortgage loans can again be originated and sold or securitized at a profit. These actions resulted in the closing of 60 retail branch locations, five centralized retail support locations, five wholesale divisions, the settlement services division, and reduced the workforce by 1,600 employees to approximately 1,000 at September 14, 2007. The survival of our downsized operations will be primarily dependent upon income derived from our servicing operations, our residual interests in previously securitized loans and our Canadian mortgage loan originations. There can be no assurance that these sources of income will be sufficient to fund our downsized operations pending the return of market conditions under which mortgage loans can be originated and sold or securitized at a profit.

Funding and Liquidity Transactions

In February and March 2007, in response to the adverse operating environment and declining whole loan sale prices, our warehouse line creditors reduced their valuations of the mortgage loan collateral securing their warehouse financing to the Company and placed significant margin calls on the Company to post additional cash to cover the decrease. To alleviate the pressures from these margin calls, on March 16, 2007, the Company sold $2.7 billion of loans held for sale at a substantial discount. This sale resulted in a pre-tax loss of $150 million in the first quarter of 2007, but provided the Company with approximately $134 million in cash after paying off credit providers. Management believes the sale of its loans at a discount was necessary to provide additional liquidity to the Company.

On March 30, 2007, the Company amended the Amended and Restated Master Repurchase Agreement, dated as of December 30, 2005, with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), and entered into a Master Repurchase Agreement with Wachovia Bank, N.A. (“Wachovia”). Under the amended agreement with CSFB, the term of the CSFB repurchase facility was extended through March 31, 2008 and the maximum committed amount able to be borrowed remained at $600 million. Under the agreement with Wachovia, as amended on July 5, 2007 the maximum amount the Company is able to borrow is $1 billion.

Also on March 30, 2007, the Company and certain of its subsidiaries entered into a secured Loan Agreement with Mortgage Investment Fundings, L.L.C. (“MIF”), a lending entity managed by Farallon Capital Management (the “Farallon Loan”). Pursuant to the Loan Agreement, MIF extended term loans guaranteed by the Company in an aggregate principal amount of $230 million. In conjunction with the Loan Agreement, the Company (i) issued to MIF a warrant to purchase 3,226,431 shares of common stock of the Company at an exercise price of $10 per share and (ii) granted to MIF certain preemptive rights to purchase additional equity securities of the Company, certain registration rights with respect to its equity securities in the Company and Board of Directors observer rights. The loans may be repaid in full at any time, subject to payment of a premium of 7% of amounts prepaid during the first two years of the facility and a lesser premium thereafter. Upon the occurrence of a change of control, the lenders may demand prepayment of the loans and the loans shall be prepaid in full with a premium of 2% of the amount repaid.

Utilizing proceeds obtained from the sale of loans in March 2007 and proceeds from the Farallon Loan, the Company repaid substantially all the debt then outstanding on its warehouse credit facilities. Concurrent with the repayment of these facilities, the Company terminated many of the warehouse credit lines and obtained waivers or amendments with respect to certain covenants on the remaining facilities. In exchange for the waivers granted, Accredited agreed that it would not seek additional borrowings under these credit agreements. As of August 31, 2007, those non-funding facilities had also been terminated.

In May 2007, due to market conditions adversely impacting the salability of any asset-backed commercial paper notes collateralized by non-prime mortgage loans, the Company terminated its $2.5 billion asset-backed commercial paper facility and repaid the related short-term liquidity notes and subordinated notes.

During the quarter ended June 30, 2007, we sold over $1 billion of mortgage loans in whole loan sale transactions at a premium above par.

On August 17, 2007, the Company entered into an agreement to trade $1 billion of loans to be settled in a series of transactions over a 60-day period with a single investor at an advance rate comparable to the advance rates the Company was receiving from its warehouse lenders at the time. Under the agreement, the Company has the ability but not the obligation, to repurchase all of the loans at a premium to the advance rate. If the loans are not repurchased by the Company by mid-November 2007, the Company’s right to repurchase the loans expires and the investor will keep the loans with limited recourse to the Company. The transaction neither produced nor used any significant liquidity at time of funding. The transaction will reduce the Company’s exposure to margin calls on these loans since the agreement does not permit the investor to decrease the advance rate during the 90-day repurchase period.

Increased Repurchase Activity

We have seen delinquencies and defaults, including early payment defaults, increasing substantially in our 2006 mortgage originations as compared to prior mortgage originations. In 2007, these credit issues caused increases in loans repurchased from investors from prior whole loan sales and higher loss provisions on mortgage loans held in portfolio. In addition, the number of mortgage loans we have repurchased has increased as a result of our merger with Aames, since we assumed their repurchase obligations upon the closing of the merger. In late 2006 continuing into 2007, certain investors became more aggressive regarding the identification and pursuit of repurchase claims against the Company. During the seven months ended July 31, 2007, we repurchased approximately $207 million in mortgage loans and paid $67 million in cash settlements to resolve repurchase claims and, in some cases, eliminates the requirement to repurchase mortgage loans in the future from certain investors.

Other 2007 Events and Transactions

This Quarterly Report on Form 10-Q has not been filed on a timely basis

Our Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2006 and this Quarterly Report on Form 10-Q were not filed with the Securities and Exchange Commission (“SEC”) on a timely basis, and our Quarterly Report on Form 10-Q for the three months ended June 30, 2007 is delinquent. These delinquencies have had adverse consequences to us, and may continue to have certain adverse consequences even after they have been filed, including, for example, making us ineligible to register our securities for sale with the SEC using a short-form registration.

NASDAQ Delisting Notification

On March 15, 2007, we received a notice from the staff of NASDAQ stating that our common stock may be subject to delisting because we had not filed with the Securities and Exchange Commissions (the “SEC”) our Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2006 on a timely basis. We requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to appeal the NASDAQ staff’s determination and to present our plan to regain compliance with NASDAQ’s filing requirements. The hearing request automatically stayed the delisting of the common stock pending the Panel’s review and decision. In addition, on May 15, 2007 and on August 14, 2007, we received additional deficiency notices from the staff of NASDAQ stating that the failure to timely file with the SEC our Quarterly Report on Form 10-Q (“10-Q”) for the quarters ended March 31, 2007 and June 31, 2007, respectively, could serve as additional bases for the delisting of our common stock.

On July 23, 2007 the Panel determined to continue listing our common stock provided that we filed with the SEC our 10-K by September 12, 2007 and our 10-Q for the first quarter of 2007 by September 18, 2007. We filed our 10-K with the SEC on August 2, 2007. The Panel has not yet responded to our August 17, 2007 request for additional time to file our 10-Q for the second quarter of 2007, but we anticipate the Panel will not require such 10-Q to be filed before the September 18, 2007 deadline for the first quarter 10-Q.

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

If we are unable to continue to list our common stock for trading on NASDAQ, there may be an adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. Delisting of our common stock from NASDAQ could also materially adversely affect our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, if our common stock were no longer listed for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

Class Action Lawsuits

In 2007, several class action lawsuits were filed against the Company and certain of its officers and directors. Certain of the lawsuits generally allege that, between November 1, 2005 and March 12, 2007, we issued materially false and misleading statements regarding our business and financial results causing the Company’s stock to trade at artificially inflated prices. Other complaints allege breaches of fiduciary duty by the Company and members of its Board of Directors in connection with the Company’s entry into an Agreement and Plan of Merger with affiliates of Lone Star Fund V (U.S.) L.P. The Company believes that the lawsuits have no merit and intends to vigorously defend the cases. For additional information, see Note 14 to the Notes to Unaudited Consolidated Financial Statements.

Securitized $760 million of non-prime loans

We closed a securitization transaction involving $760 million of non-prime loans on January 30, 2007.

Issuance of Trust Preferred Securities

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

Paid first and second quarter dividends, and declared third quarter dividend on the REIT Series A Preferred Stock

The Pricing Committee of the Board of Trustees of the REIT authorized, and the REIT declared in March, June and September of 2007, the quarterly cash dividend on the REIT Series A Preferred Stock at the rate of $0.609375 per share. The first and second quarter dividends were paid on April 2 and July 2, 2007, respectively, to preferred shareholders of record at the close of business on March 15, 2007 and June 15, 2007, respectively. The third quarter dividend is scheduled to be paid on October 1, 2007 to preferred shareholders of record at the close of business on September 14, 2007.

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

•

Gain on sale of mortgage loans. We generate gain on sale of mortgage loans by selling the mortgage loans we originate for a premium. However, due to the turmoil in the non-prime mortgage market, most mortgage loans originated in 2007 have been sold at a loss or discount to par.

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

•

Net gains or losses on derivatives on our mortgage loans held for sale, and derivatives on certain of our mortgage loans held for investment, which reflect changes in the value of these instruments based on market conditions

We generate a significant portion of our revenue and cash flows from net interest income on securitizations. Our securitization transactions are legally structured as sales, but for accounting purposes are structured as financings. Accordingly, the mortgage loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as recognize ancillary fees and provision for loan losses over the life of the securitization, instead of recognizing a gain or loss upon the closing of the securitization transactions. This “portfolio-based” accounting closely matches the recognition of income with the actual receipt of cash payments.

We anticipate that our results of operations will fluctuate on a quarterly and annual basis. The timing and degree of fluctuation will depend upon several factors, including the resumption of our mortgage loan originations, competition, economic slowdowns and increased interest rates, in addition to those discussed under “Risk Factors.”

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Executive Summary

We recorded a net loss of $260.2 million for the three months ended March 31, 2007, or $10.29 per diluted share, compared to net income of $35.8 million, or $1.61 per diluted share for the three months ended March 31, 2006. This net loss was the result of the following:

•

Mortgage loan origination volume dropped 47%, from $3.6 billion for the three months ended March 31, 2006 to $1.9 billion for the same period in 2007. Production was negatively impacted by extreme secondary market conditions and continued restrictions of our product menu and underwriting guidelines.

•

In March 2007, we sold $2.7 billion of loans held for sale at a substantial discount in order to alleviate the cash demands from warehouse lender margin calls. The sale of these loans resulted in a pre-tax loss of $150 million, but provided the Company with approximately $134 million in cash after paying off the credit providers.

•

Net interest income before provision for loan losses declined by $23.9 million or 29.0%, from $82.3 million for the three months ended March 31, 2006 to $58.4 million for the same period in 2007, due to a reduction in loans held for sale inventory, higher levels of non-performing loans and an increasing cost of funds.

•

The provision for market valuation losses on loans held for sale increased $29.7 million, from a net recovery of ($0.7) million for the three months ended March 31, 2006 to a provision of $29.0 million for the same period in 2007. This increase was driven by increasing delinquencies on loans held for sale, which reduced gain on sale premiums.

•

Repurchase loan activity increased significantly in 2007. This resulted in an increase in the provision for losses on repurchases of $21.0, from $1.0 million for the three months ended March 31, 2006 to $22.0 million for the same period in 2007.

•

Operating expenses increased $34.8 million or 44.2%, from $78.7 million for the three months ended March 31, 2006 to $113.5 million for the same period in 2007, primarily due to additional personnel and occupancy expenses from the Aames operation acquired in the fourth quarter of 2006.

•

The provision for income taxes was $9.6 million for the three months ended March 31, 2007 and was attributable to profits from our Canadian operations and minimum federal and state income taxes, as we could not record a tax benefit resulting from the operating loss due to limitations on net operating loss carryforwards.

•

Net cost to originate, a key measure of our efficiency in originating mortgage loans, increased significantly from 1.60% for the three months ended March 31, 2006 to 3.94% for the same period in 2007 as operating expenses increased 44% and production declined 47% in the first quarter of 2007.

Net Revenues

Net revenues and key indicators that affect our net revenues are as follows for the three months ended March 31:

	2007	2006	Change	% Change
	(dollars in thousands)
Interest income (1)	$195,260	$194,458	$802	0.4%
Interest expense (2)	(136,876)	(112,136)	(24,740)	22.1%

Net interest income	58,384	82,322	(23,938)	(29.1)%
Provision for losses	(25,324)	(16,537)	(8,787)	53.1%

Net interest income after provision	33,060	65,785	(32,725)	(49.7)%
Gain (loss) on sale of mortgage loans	(178,878)	70,552	(249,430)	(353.5)%
Mortgage loan servicing income	2,908	3,407	(499)	(14.6)%
Other income	8,345	1,950	6,395	327.9%

Total net revenues	$(134,565)	$141,694	$(276,259)	(195.0)%

Mortgage loan originations	$1,881,961	$3,587,541	$(1,705,580)	(47.5)%
Mortgage loan sales	$3,626,584	$3,040,534	$586,050	19.3%
Mortgage loans securitized	$755,523	$1,003,751	$(248,228)	(24.7)%
Average inventory of mortgage loans	$10,593,164	$9,887,015	$706,149	7.1%
Annualized interest income as a percentage of average inventory of mortgage loans	7.37%	7.87%
Average outstanding borrowings	$10,190,223	$9,485,568	$704,655	7.4%

(1)	Interest income includes prepayment penalty income and gains and losses from certain hedging activities.
(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.

Interest Spread on Mortgage Loans Held for Sale

Interest income on mortgage loans held for sale decreased $30.3 million or 40.8%, from $74.3 million for the three months ended March 31, 2006 to $44.0 million for the same period in 2007. This was reflective of a 110 basis point decrease in the average interest rate on mortgage loans held for sale during 2007, from 8.15% in 2006 to 7.05% in 2007 and a $1.1 billion decrease in the average portfolio of loans held for sale from $3.6 billion in 2006 to $2.5 billion in 2007. Due to increased competition in 2006, we dropped the interest rates charged on new loans to borrowers by 52 basis points from the first quarter of 2006 to the first quarter of 2007, and the yield was further reduced 58 basis points due to increases in non-performing loans, resulting in a net decrease in the average rate of 110 basis points. The average balance of non-performing mortgage loans held for sale increased from $43 million in the first quarter of 2006 to $219 million in the first quarter of 2007 as the rate of delinquencies and the level of repurchased loans increased. The $1.1 billion decrease in the average portfolio of loans held for sale was the result of the 47% decline in mortgage loan production from the first quarter of 2006 to the first quarter of 2007 and the sale of substantially all ($2.7 billion) of our loans held for sale inventory on March 16, 2007.

Interest expense on mortgage loans held for sale decreased $10.8 million or 25.6% from $42.2 million for the three months ended March 31, 2006 to $31.4 million for the same period in 2007. This decrease in interest expense resulted from a 47 basis point increase in our cost of funds rate, from 5.18% in 2006 to 5.65% in 2006 offset by a $1.1 billion decrease in our average warehouse borrowings, including the ABCP facility, from $3.3 billion in 2006 to $2.2 billion in 2007. While the average One Month LIBOR rate — the base cost of funds index on our warehouse credit facilities — increased 71 basis points from the first quarter of 2006 (4.61%) to the first quarter of 2007 (5.32%), our cost of funds only increased 47 basis points, as we were successful in lowering the spread over LIBOR charged by our warehouse lenders and used the lower rate ABCP facility to finance a larger portion of the mortgage loans held for sale portfolio in 2007 compared to 2006. The amortization of commitment fees paid to warehouse lenders increased $1.8 million in 2007 due to our termination of certain warehouse agreements, and at 62 basis points of our average warehouse borrowings, represented an increase of 42 basis points over the 20 basis point rate in 2006.

For the three months ended March 31, 2007, the resulting interest spread on our portfolio of mortgage loans held for sale declined $21.3 million or 199 basis points, from 2.77% in 2006 to 0.78% in 2007, as interest expense, including commitment fees, decreased $9.0 million or 89 basis points and interest income decreased by $30.3 million or 110 basis points.

Interest Spread on Mortgage Loans Held for Investment

Interest income on mortgage loans held for investment increased $30.5 million or 28.1%, from $108.4 million for the three months ended March 31, 2006 to $138.9 million for the same period in 2007. This increase was primarily the result of a $1.9 billion or 29.8% increase in the average portfolio of loans held for investment (including $1.2 billion from Aames) from $6.2 billion in 2006 to $8.1 billion in 2007, as we continued to execute our securitization program and added securitized loans acquired from Aames. The interest rates on loans held for investment decreased slightly, from 6.95% in 2006 to 6.86% in 2007. Prepayment penalty fees received and other income was $12.4 million in 2007 – consistent with $11.8 million in 2006, although the yield rate declined slightly, from 75 basis points in 2006 to 61 basis points in 2007. The $1.9 billion increase in the average portfolio of loans held for investment was caused by the addition of $2.2 billion in securitized loans during the twelve months ended March 31, 2007 and the $1.2 billion in securitized loans acquired from Aames held during the first quarter of 2007, less normal portfolio run-off due to principal repayments.

Interest expense on mortgage loans held for investment increased $37.2 million or 51.2% from $72.7 million for the three months ended March 31, 2006 to $109.9 million for the same period in 2007. This increase in interest expense was primarily the result of the $1.8 billion or 28.5% increase in our average securitized bond financing (including $1.2 billion from Aames), from $6.2 billion in 2006 to $8.0 billion in 2007 plus an 82 basis points increase in our cost of funds rate, from 4.70% in 2006 to 5.52% in 2007 less a 19 basis point ($5.0 million) increase in hedging gains (that served to lower the effective cost of funds rate). The 82 basis point rate increase in our cost of funds was caused by the increase in the average One Month LIBOR rate. The $1.8 billion increase in the average securitized bond financing was the result of the addition of $2.2 billion in securitized bonds during the twelve months ended March 31, 2007 and the $1.2 billion in securitized bonds acquired from Aames and held during the first quarter of 2007, less normal bond amortization.

For the three months ended March 31, 2007, the resulting interest spread on our mortgage loans held for investment portfolio declined slightly to $50.8 million, although the interest margin declined 86 basis points, from 3.28% in 2006 to 2.42% in 2007, as the average portfolio of loans held for investment increased by $1.9 billion.

Interest expense on other term debt was $1.5 million for the three months ended March 31, 2007 and represented interest on (1) the $56 million in trust preferred securities (from issuance on January 11, 2007), (2) the $230 million Farallon loan (from issuance on March 30, 2007) and (3) the revolving balances outstanding during the quarter on the senior credit facility secured by mortgage servicing rights and servicing advances.

The components of our net interest income were as follows for the three months ended March 31:

	2007			2006
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(dollars in thousands)
Mortgage loans held for sale (1):
Interest income	$43,956	$2,492,238	7.05%	$74,305	$3,644,869	8.15%
Interest expense	(31,370)	2,220,950	(5.65)	(42,152)	3,282,474	(5.18)
Commitment fee expense	(3,434)		(0.62)	(1,682)		(0.20)

Spread	9,152		0.78	30,471		2.77

Mortgage loans held for investment:
Interest income	138,863	8,100,927	6.86	108,389	6,242,146	6.95
Prepayment penalty and other income	12,441		0.61	11,764		0.75
Interest expense	(109,899)	7,969,273	(5.52)	(72,675)	6,203,094	(4.70)
Hedging gains and bond issue cost amortization	9,342		0.47	4,373		0.28

Spread	50,747		2.42	51,851		3.28

Net interest margin	59,899	10,593,164	2.26	82,322	9,887,015	3.31

Other term debt:
Interest expense margin	(1,515)	60,274	(10.05)	—	—	—

Net interest income	$58,384	$10,593,164	2.20%	$82,322	$9,887,015	3.31%

(1)	Includes mortgage loans held for sale and mortgage loans held for securitization.

Provisions and Reserves for Losses

We make provisions for losses on our portfolio of mortgage loans held for investment based upon our estimate of expected losses resulting from loans in various stages of delinquency, calculated using assumptions of loss frequency and loss severity.

We make market valuation provisions (“LOCOM”) for classes of loans within our portfolio of mortgage loans held for sale that are current, delinquent, aged or have documentation exceptions, when the current prices in the secondary market for loans with these characteristics are lower than our cost.

Certain mortgage loan sale contracts include provisions requiring Accredited to repurchase a mortgage loan if a borrower fails to make one or more of the first mortgage loan payments due on the loan–an early payment default. In addition, an investor may request that Accredited refund a portion of the premium paid on the sale of mortgage loans if a mortgage loan is prepaid in full within a certain amount of time from the date of sale. We estimate provisions for repurchase losses on mortgage loans sold in the secondary market based upon our estimate of the expected frequency of repurchase claims and a loss severity rate assumption.

The assumptions used in estimating losses are updated periodically based on our actual experience as well as current market trends.

The total provision for losses detailed below increased $59.7 million or 314.5%, from $19.0 million for the three months ended March 31, 2006 to $78.7 million for the same period in 2007. This provision increase was driven by increasing delinquencies in our mortgage loan portfolio, declining prices for delinquent loans in the secondary market and an increase in the level of repurchase claims. Loans more than 30 days delinquent (excluding mortgage loans acquired from Aames) increased steadily from 2.84% at March 31, 2006 to 7.68% at March 31, 2007. The primary reasons for the increase in 30+ day delinquencies were the aging of the portfolio, higher delinquencies from the late 2005 and 2006 securitizations and additional delinquencies from repurchased loans.

The combined provisions for mortgage loans held for investment and real estate owned (“REO”) increased $8.8 million or 53.1%, from $16.5 million for the three months ended March 31, 2006 to $25.3 million for the same period in 2007. The combined provision increased due to the higher volume of delinquencies and a $156.0 million increase in REO from $34.3 million at March 31, 2006 to $190.3 million at March 31, 2007.

The provision for LOCOM on loans held for sale increased $29.7 million, from a net recovery of ($.7) million for the three months ended March 31, 2006 to $29.0 million for the same period in 2007, and represented the largest portion of the increase in the total provision for losses. This provision increase was the result of increasing delinquencies in loans originated and repurchased, coupled with a sharp decline in secondary market prices for first and second lien non-prime mortgage loans. The secondary market investors were especially punitive on second-lien non-prime mortgage loans and first lien non-prime mortgage loans with low credit scores, high loan-to-value ratios and stated income documentation in 2007. In response to these market factors, we continued to change our credit guidelines during the first quarter of 2007 and reduce our menu of loan programs to restrict the number of loans we originated with these characteristics, including first and second lien combo loans.

The provision for repurchase losses increased $21.0 million, from $1.0 million for the three months ended March 31, 2006, to $22.0 million for the same period in 2007. In late 2006 continuing into the first quarter of 2007, certain investors became more aggressive regarding the identification and pursuit of repurchase claims against the Company. During the three months ended March 31, 2007, we repurchased approximately $87.6 million in mortgage loans and paid $59.4 million in cash settlements to resolve repurchase claims and, in some cases, eliminate the requirement to repurchase mortgage loans in the future from certain investors – both of these actions reduced the repurchase reserve during the first quarter of 2007. At March 31, 2007, we had $135.6 million in qualified repurchase claims and a reserve for losses on repurchase claims of $57.9 million.

The total reserves for losses outlined below decreased $61.2 million, from $326.0 million at December 31, 2006 to $264.8 million at March 31, 2007. In addition, the key ratio of loss reserves on mortgage loans held for investment to principal balance outstanding on mortgage loans held for investment increased from 1.84% at December 31, 2006 to 2.04% at March 31, 2007.

The total provision for losses and their related reserve balances were comprised of the following:

	2007	2006	Change	% Change
	(dollars in thousands)
Provision for losses for the three months ended March 31:
Mortgage loans held for investment (1)	$442	$9,923	$(9,481)	(95.5)%
Real estate owned	24,882	6,614	18,268	276.2%

Provision for losses on mortgage loans held for investment	25,324	16,537	8,787	53.1%
LOCOM valuation	29,018	(696)	29,714	4,269.3%
Repurchases	22,050	1,049	21,001	2,002.0%
Premium recapture	2,344	2,105	239	11.4%

Total provision for losses	$78,736	$18,995	$59,741	314.5%

	March 31, 2007	December 31, 2006	Change	% Change
	(dollars in thousands)
Reserves for losses at period end:
Mortgage loans held for investment (1)(2)	$136,647	$138,250	$(1,603)	(1.2)%
Real estate owned (3)	59,625	40,364	19,261	47.7%
LOCOM valuation (4)	6,813	36,525	(29,712)	(81.3)%
Repurchases (5)	57,850	106,110	(48,260)	(45.5)%
Premium recapture (5)	3,903	4,798	(895)	(18.7)%

Total reserves for losses	$264,838	$326,047	$(61,209)	(18.8)%

Principal balance at period end (1):
Mortgage loans held for investment	$6,686,048	$7,503,245	$(817,197)	(10.9)%

Reserve balance as a percentage of mortgage loans held for investment (6)	2.04%	1.84%

(1)	The provision for losses on mortgage loans held for investment in 2007 excludes the provision for losses on Aames mortgage loans due to the effect of purchase accounting. The reserve for losses on mortgage loans held for investment and principal balance of mortgage loans held for investment at March 31, 2007 also exclude any Aames related balances for consistency in presentation within this table.
(2)	Reserve for losses on mortgage loans held for investment is included in mortgage loans held for investment on the consolidated balance sheets.
(3)	Reserve for losses on real estate owned is included in real estate owned on the consolidated balance sheets.
(4)	Reserve for LOCOM valuation losses are included in loans held for sale on the consolidated balance sheets.
(5)	Reserves for repurchases and premium recapture are included in accrued expenses and other liabilities on the consolidated balance sheets.
(6)	The reserve balance percentages for mortgage loans held for investment are calculated by dividing the reserve for losses on mortgage loans held for investment by the principal balance of mortgage loans held for investment

Gain (Loss) on Sale of Mortgage Loans

We recorded a gross loss on sale of mortgage loans of $147.2 million ($159.5 million after derivative losses) on loan sales of $3.6 billion for the three months ended March 31, 2007 compared to a gross gain on sale of mortgage loans of $63.9 million ($67.9 million after derivative gains) on loan sales of $3.0 billion for the same period in 2006. These results translate into loans sold at a 4.40% discount to par (95.60% sell price) for the $3.6 billion in loans sold during the three months ended March 31, 2007 compared to loans sold at a 2.23% premium to par (102.23% sell price) during the same period in 2006. This significant change in the sale prices on our whole loan sales resulted from the following factors:

•	Intense competition for non-prime borrowers compressed the interest rate spread on our 2007 originations, which reduced the relative value of the mortgage loans to secondary market investors.

•

The steady increase in delinquency and default rates on non-prime loans coupled with the decline in home price appreciation and declining home prices in many of the markets we serve reduced the premiums investors were willing to pay for non-prime mortgage loans.

•

In March 2007, we sold $2.7 billion of loans held for sale at a substantial discount in order to alleviate the cash demands from warehouse lender margin calls. The sale of these loans resulted in a pre-tax loss of $150 million, but provided the Company with approximately $134 million in cash after paying off the credit providers.

The net loss on mortgage loan sales (after derivative losses) of $159.5 million in 2007 was further increased by provisions for market valuation of $29.0 million and provisions for repurchases and premium recapture of $24.4 million. Each of these provisions were significantly higher in 2007 than during the comparable period in 2006 as outlined in the previous section – Provisions and Reserves for Losses. The $26.5 million increase in net origination points and fees in 2007, which offset a portion of the increased provision expenses, was due to reduced yield spread premium fees paid to brokers and increased fees collected from borrowers, due in large part, to the increase in retail loan originations.

The components of the gain (loss) on sale of mortgage loans were as follows for the three months ended March 31:

	2007	2006 (1)	Change	% Change
	(dollars in thousands)
Gross gain (loss) on mortgage loan sales	$(147,173)	$63,858	$(211,031)	(330.5)%
Net gain (loss) on derivatives	(12,292)	4,004	(16,296)	(407.0)%

Net gain (loss) on sale of mortgage loans	(159,465)	67,862	(227,327)	(335.0)%
Provision for market valuation LOCOM	(29,017)	696	(29,713)	4269.1%
Provision for loss on repurchases and premium recapture	(24,394)	(3,153)	(21,241)	673.7%
Net origination points and fees recognized on sale	45,003	18,538	26,465	142.8%
Direct mortgage loan origination expenses	(11,005)	(13,391)	2,386	(17.8)%

Total net gain (loss) on sale of mortgage loans (2)	$(178,878)	$70,552	$(249,430)	(353.5)%

Whole loan sales (2)	$3,626,584	$3,040,534	$586,050	19.3%

Gain (loss) on sale rates (3):
Gross gain (loss) on mortgage loan sales	(4.06)%	2.10%
Net gain (loss) on derivatives	(0.34)%	0.13%

Net gain (loss) on sale of mortgage loans	(4.40)%	2.23%

(1)	Reclassified to conform to 2007 presentation.
(2)	In accordance with purchase accounting requirements, mortgage loans acquired from Aames were recorded at fair market value, therefore no significant gains or losses were recognized on the sale of mortgage loans acquired from Aames.
(3)	Gain on sale rates are calculated based on the respective amounts divided by whole loan sales, excluding Aames whole loan sales.

Operating Expenses

Operating expenses were as follows for the three months ended March 31:

	2007	2006	Change	% Change
	(dollars in thousands)
Salaries, wages and benefits	$64,612	$47,526	$17,086	36.0%
General and administrative	21,127	15,154	5,973	39.4%
Occupancy	15,234	6,398	8,836	138.1%
Advertising and promotion	7,834	5,154	2,680	52.0%
Depreciation and amortization	4,690	4,427	263	5.9%

Total operating expenses	$113,497	$78,659	$34,838	44.3%

Total serviced loans at period end	$9,142,212	$9,604,050	$(461,838)	(4.8)%
Total number of employees at period end	2,920	2,626	294	11.2%

Salaries, Wages and Benefits. Salaries, wages and benefits increased $17.1 million or 36.0% during the three months ended March 31, 2007 due to the growth in headcount resulting from the merger with Aames. Average headcount was 2,680 during the first quarter of 2006 compared to 3,469 during the first quarter of 2007. Headcount declined steadily during the first quarter of 2007 as a result of several factors: (1) elimination of transition staff related to the Aames acquisition, (2) loss of staff across all departments due to attrition and (3) our election to close poor performing branch offices. These actions reduced headcount from 4,196 employees at January 1, 2007 to 2,920 employees at March 31, 2007.

General and Administrative. General and administrative expenses increased $6.0 million or 39.4% during the three months ended March 31, 2007 due to increases in legal fees and related expenses, outsourced loan operations expenses and technology related expenses.

Occupancy. Occupancy expenses increased $8.8 million or 138.1% during the first quarter of 2007 primarily due to increased leasing costs associated with the additional Aames locations acquired in the merger. In addition, we recorded a $3.5 million expense in the first quarter of 2007 to record the acceleration of the lease obligations associated with the closure of several poor performing branches.

Advertising and Promotion. Advertising and promotion expenses increased $2.7 million or 52.0% for the three months ended March 31, 2007 driven by an increase in spending on referrals and leads to support our retail mortgage origination platform.

Depreciation and Amortization. Depreciation and amortization remained essentially flat at $4.7 in the first quarter of 2007 compared to the first quarter of 2006.

Net Cost to Originate

We monitor our net cost to originate mortgage loans, as we believe that it provides a measurement of efficiency in our mortgage loan origination process. The calculation of this net cost to originate was as follows for the three months ended March 31:

	2007	2006	% Change
	(dollars in thousands)
Total operating expenses	$113,497	$78,659	44.3%
Add: Deferred direct mortgage loan origination expenses (1)	3,677	12,798	(71.3)%
Less: Servicing cost (2)	(14,773)	(6,947)	112.7%

Mortgage loan origination expenses	102,401	84,510	21.2%
Less: Net origination points and fees collected (3)	(28,234)	(27,206)	3.8%

Net cost to originate	$74,167	$57,304	29.4%

Total mortgage loan originations	$1,881,961	$3,587,541	(47.5)%
Net cost to originate as percentage of volume	3.94%	1.60%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.
(2)	Servicing cost consists of direct expenses and allocated corporate overhead of the servicing division.
(3)	Total net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers, on all mortgage loans originated during the period.

Income Taxes

The provision for income taxes was $9.6 million for the three months ended March 31, 2007 and was attributable to profits from our Canadian operations and minimum federal and state income taxes, as we could not record a tax benefit resulting from the operating loss due to limitations on net operating loss carryforwards.

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

As a result of losses incurred by the Company in the fourth quarter of 2006 as well as continued losses in 2007, the availability of future taxable earnings to fully utilize net operating loss carry-forwards obtained in the Aames acquisition is uncertain. Consequently, a valuation allowance of $112.1 million was established and reflected in the year ended December 31, 2006 against the net deferred tax assets of $232.7 million as of December 31, 2006. The deferred tax asset of $120.8 million at March 31, 2007 represents federal and state income taxes paid in prior years.

REIT Operating Results

Net revenues for the REIT were $36.1 million for the three months ended March 31, 2007, resulting primarily from net interest income after provision for losses from securitizations. The REIT incurred expenses of $10.1 million for the same period related to servicing and management fees charged by AHL in accordance with an administration and servicing agreement between the two parties. The REIT recorded net income of $26.0 million for the three months ended March 31, 2007.

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

Except as otherwise noted below, all of our warehouse credit facilities accrued interest at a rate based upon One-Month LIBOR plus a specified spread and as of March 31, 2007 had other material terms and features as follows:

	Outstanding Amount	Facility Amount
	(in thousands)
Wachovia Bank, LLC expiring March 2008	$—	$500,000
Credit Suisse First Boston Mortgage Capital LLC expiring March 2008(1)	212,927	600,000
Morgan Stanley Mortgage Capital Inc. expired July 2007	43,886	650,000
Residential Funding Company, LLC terminated April 2007	40,701	300,000
IXIS Real Estate Capital Inc. expired August 2007	18,843	600,000
Merrill Lynch Canada Capital Inc. expired June 2007(2)	33,837	171,400

Total credit facilities	$350,194	$2,821,400

(1)	Interest at overnight LIBOR plus a specified spread.
(2)	Interest at one-month Bankers’ Acceptance rate plus a spread.

One or more of our credit facilities include sublimits for aged and delinquent loans, as well as for real estate owned (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure) and subordinated asset-backed bonds.

Our warehouse and other credit facilities contain customary covenants including maximum leverage, minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if we default under one facility, it would generally trigger a default under our other facilities. As of March 31, 2007, we were in compliance with all covenant requirements for each of the facilities.

In 2007, the Company sold substantial amounts of its loans held for sale and obtained the $230 million Farallon Loan providing cash and liquidity which was used to repay many of the Company’s then-existing warehouse facilities, after which such facilities were terminated. Specifically, through July 31, 2007, the Company repaid and terminated the warehouse facilities with Lehman Brothers Bank, FSB, Residential Funding Company, LLC, Goldman Sachs Mortgage Company and Merrill Lynch Bank USA. Additionally, in August 2007, the Company has repaid all amounts outstanding under, and terminated, the facilities provided by Morgan Stanley Bank and Morgan Stanley Mortgage Capital Inc., by IXIS Real Estate Capital Inc. (formerly known as CDC Mortgage Capital Inc.) and by Merrill Lynch Canada Capital Inc. The Company, on March 30, 2007, amended the Amended and Restated Master Repurchase Agreement, dated as of December 30, 2005, with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), and entered into a Master Repurchase Agreement with Wachovia Bank, N.A. (Wachovia). Under the amended agreement with CSFB, the term of the CSFB repurchase facility was extended through March 31, 2008 and the maximum committed amount able to be borrowed remained at $600 million. Under the agreement with Wachovia (which was amended on May 1, 2007 and on July 5, 2007), the maximum amount the Company is able to borrow is $1 billion.

On September 4, 2007, the Company entered into an amendment to the Master Repurchase Agreement with Wachovia and on September 5, 2007 entered in an amendment to the Amended and Restated Master Repurchase Agreement with CSFB, effective on and after July 31, 2007. Pursuant to these amendments, the parties modified the definition of “Adjusted Tangible Net Worth” to include the amount of the Company’s pool trust preferred securities. In addition, the CSFB amendment contains an additional sublimit for performing aged warehouse loans.

As of July 31, 2007, the company had warehouse facilities outstanding as follows:

Except as otherwise noted below, all of the warehouse facilities at July 31, 2007, accrued interest at a rate based upon one-month LIBOR plus a specified spread as follows (dollars in millions):

Warehouse Lender	Outstanding Amount	Total Facility Amount	Expiration Date
Credit Suisse First Boston Mortgage Capital LLC(1)	$586	$600	03/28/2008
Wachovia Bank, LLC	778	1,000	03/25/2008
Deutsche Bank AG, Canada Branch (2)	18	135	06/28/2007

Total	$1,382	$1,735

(1)	Interest at overnight LIBOR plus a specified spread.
(2)	Interest at one-month Bankers’ Acceptance rate plus a spread.

At July 31, 2007, Accredited had total liquidity of approximately $175 million which consisted of cash and cash equivalents plus available collateralized borrowing capacity on our warehouse and other lines of credit.

Asset Backed Commercial Paper Facility

As part of its financing strategy, Accredited at December 31, 2006 maintained a $2.5 billion asset-backed commercial paper (“ABCP”) facility. Based upon adverse market conditions for asset-backed commercial paper collateralized by non-prime mortgage loans, the Company paid off the SLNs and subordinated notes and terminated the ABCP facility effective in May 2007.

REIT Activity

At March 31, 2007 the REIT had cash of $59.2 million, an increase of $35.9 million from December 31, 2006. During the three months ended March 31, 2007, net cash provided by operating activities totaled $25.3 million net cash provided by investing activities totaled $668.5 million and net cash used in financing activities totaled $657.9 million.

In January 2007, we completed a securitization containing $0.8 billion of first and second priority residential mortgage loans through the REIT. The securitization utilized a senior/subordinated structure consisting of senior and subordinated notes with a final stated maturity date in approximately thirty years. The securitization is structured as a financing; therefore, both the mortgage loans and the debt represented by the notes will remain on our consolidated balance sheet. We used the proceeds from this securitization primarily to repay warehouse financing for the mortgage loans.

The Pricing Committee of the Board of Trustees of the REIT authorized, and the REIT declared in March, June and September of 2007, the quarterly cash dividend on the REIT Series A Preferred Stock at the rate of $0.609375 per share. The first and second quarter dividends were paid on April 2 and July 2, 2007, respectively, to preferred shareholders of record at the close of business on March 15, 2007 and June 15, 2007, respectively. The third quarter dividend is scheduled to be paid on October 1, 2007 to preferred shareholders of record at the close of business on September 14, 2007.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock. At March 31, 2007, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at March 31, 2007, the REIT’s current annual dividend obligation totals $10.0 million.

As previously noted, beginning in September 2007, we have substantially suspended U.S. mortgage origination operations pending the return of market conditions under which non-prime mortgages can be sold or securitized at a profit, and it is uncertain whether our liquidity, credit facilities and capital resources will be sufficient to fund our operations pending the return of favorable market conditions.

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

The base or current interest rate curve is adjusted by the levels shown below as of March 31, 2007:

	+50 bp	+100 bp	-50 bp	-100 bp
	(In thousands)
Change in fair value of:
Mortgage loans committed and held for sale	$(7,303)	$(14,457)	$7,456	$15,072
Derivatives related to mortgage loans committed and held for sale
Warehouse debt	(292)	(584)	292	584
Securitized debt	(45,369)	(90,025)	46,068	92,893
Derivatives related to securitized debt	35,870	71,742	(36,374)	(72,747)

Total	$(17,094)	$(33,324)	$17,442	$35,802

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities.

Contractual Obligations

The following table summarizes our contractual obligations, excluding future interest, at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Credit facilities	$430,194	$430,194	$—	$—	$—
Securitization bond financing(1)	7,711,786	4,016,165	2,190,544	822,079	682,998
Other borrowings	317,153	31,141		230,012	56,000
Operating lease obligations	152,531	27,031	55,958	36,239	33,303

Total	$8,611,664	$4,504,531	$2,246,502	$1,088,330	$772,301

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral. The securitization bond financing represents obligations of the respective trusts that issue the notes and the assets sold to these issuers are not available to satisfy claims of Accredited’s creditors. The noteholders’ recourse is limited to the pledged collateral.

Off-Balance Sheet Financing Arrangements

In the normal course of business, in order to meet the financing needs of our borrowers, we are a party to various financial instruments with off-balance sheet risk. These financial instruments primarily represent commitments to individual borrowers to fund their loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. We quote interest rates to borrowers which are generally subject to change by us. Although we make every effort to honor such quotes, the quotes do not constitute interest rate lock commitments. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various conditions. These commitments to fund individual borrower loans totaled $473 million as of March 31, 2007.

Accredited irrevocably and unconditionally agrees to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock. At March 31, 2007, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at March 31, 2007, the REIT’s current annual dividend obligation totals $10.0 million.

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

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, our management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates. The following areas require significant judgments by management:

•	mortgage loan sales

•	lower of cost or market (LOCOM) valuation allowance on mortgage loans held for sale

•	repurchase reserves on loans sold

•	provision for losses

•	interest rate risk, derivatives and hedging strategies

•	income taxes – deferred taxes

Accounting for Mortgage Loan Sales

We generally sell mortgage loans for cash or place our mortgage loans in transactions that are accounted for in our financial statements as securitizations structured as a financing or mortgage loan sales.

During the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005, we completed one, two and four securitizations, respectively. These securitizations were structured as financings. The transactions were legally structured as sales of mortgage loans, but for accounting purposes were treated as financings under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. When we enter into a securitization structured as a financing, the mortgage loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction.

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

Provisions for Losses

We provide market valuation adjustments on certain nonperforming mortgage loans. These adjustments are based upon our estimate of expected losses, calculated using loss frequency and loss severity rate assumptions, and are based upon the value that we could reasonably expect to obtain from a sale, other than in a forced or liquidation sale. Specifically, we take into account two methods. The purpose of the dual methodology is to incorporate a hybrid approach so that we are taking into account a long-term view of losses which is flexible enough to readily adapt the loss reserve model to changes in the short and medium term. The following methods are applied at the securitization pool level. At March 31, 2007 we had 16 securitized pools and one held for securitization pool to which this methodology was applied.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting For Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material effect on the Company’s results of operations, statements of condition or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. The Company has not determined that it will adopt SFAS 157 on its effective date of January 1, 2008 and the financial impact, if any, upon adoption has not yet been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. The Company has not determined that it will adopt SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, and has not yet determined the financial impact, if any, upon adoption.

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

In the third quarter of 2006, the non-prime mortgage market in which the Company operates was characterized by increased competition for loans and customers which simultaneously lowered profit margins on loans and caused lenders to be more aggressive in making loans to relatively less qualified customers. By the end of 2006, the non-prime mortgage industry was clearly being negatively impacted. The sustained pricing competition and higher risk portfolios of loans reduced the appetite for loans among whole loan buyers, who offered increasingly lower prices for loans, thereby shrinking profit margins for non-prime lenders. In addition, the higher levels of credit risk taken on by non-prime lenders resulted in higher rates of delinquency in the loans held for investment and in increasing frequency of early payment defaults and repurchase demands on loans that had been sold. These trends accelerated during the first quarter of 2007, and the industry experienced a period of turmoil which has continued into the second and third quarters of 2007. As of August 31, 2007, more than 55 mortgage companies operating in the non-prime mortgage industry have failed and many others face serious operating and financial challenges. The most notable of these failures is New Century Mortgage Corporation (“New Century”), one of the largest non-prime originators in recent years, which announced in early April 2007 that it would file for bankruptcy protection.

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

During the first eight months of 2007, a number of significant industry events occurred, including the following:

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

•

American Home Mortgage announced that it was unable to borrow on its credit facilities and to fund its lending obligations of approximately $300 million on July 30 and that it did not anticipate funding approximately $450 to $500 million on July 31. (July 31);

•	American Home Mortgage filed for bankruptcy protection (August 6);

•	Aegis Mortgage suspends loan originations (August 6) and files for bankruptcy protection (August 10);

•	HomeBanc files for bankruptcy protection (August 10);

•	NovaStar Financial suspends wholesale originations (August 17) and sharply reduces retail originations (September 4);

•

Countrywide Financial Corp., facing “unprecedented disruptions” to its funding operations, tapped $11.5 billion credit line (August 16); Bank of America invests $2 billion in Countrywide to prop up the country’s largest mortgage banker (August 22);

•	Capital One shuts down its GreenPoint Mortgage subsidiary, cutting 1,900 jobs (August 20); and

•	Lehman Brothers announced the closing of its subprime subsidiary, BNC Mortgage LLC (August 22).

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

We have restructured our operations and suspended U.S. mortgage loan originations, and we do not intend to resume non-prime originations unless and until the return of market conditions under which non-prime mortgage loans can be originated at a profit.

We require substantial cash to fund our mortgage loan originations, to pay our mortgage loan origination expenses and to hold our mortgage loans pending sale or securitization. Also, as a servicer of mortgage loans, we are required to advance delinquent principal and interest payments, unpaid property taxes, hazard insurance premiums, and foreclosure and foreclosure-related costs. While we maintain warehouse and other credit facilities that provide substantial financing for our operations, we must originate mortgage loans and sell or securitize our mortgage loan originations at a profit in order to maintain our credit facilities and successfully fund our operations over time.

Due to the turbulence in the non-prime mortgage industry, we have not been able to sell or securitize at a profit most of the mortgage loans we have originated throughout 2007. Accordingly, we made the decision to restructure our operations, beginning September 2007, to eliminate all retail lending operations, significantly downsize wholesale lending operations, and suspend substantially all U.S. lending unless and until market conditions return under which non-prime mortgage loans can again be originated and sold or securitized at a profit. As a consequence, the survival of our downsized operations will be primarily dependent upon income derived from our servicing operations, our residual interests in previously securitized loans and our Canadian mortgage loan originations. There can be no assurance that these sources of income will be sufficient to fund our downsized operations pending the return of market conditions under which mortgage loans can be originated and sold or securitized at a profit.

Our credit facilities are subject to margin calls based on the lender’s opinion of the value of our related collateral. An unanticipated large margin call could severely harm our liquidity.

The financing we receive under our credit facilities depends in large part on the lenders’ valuation of the collateral securing the financing. Each credit facility allows the lender to revalue the collateral at any time to values that the lender, in their discretion, considers to be market values. In the event that a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring us to post additional collateral to cover the decrease. When we are subject to such a margin call, we must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm our liquidity, results of operation, financial condition and business prospects. If the frequency, volume or size of margin calls increases significantly, it would have a material and adverse impact on our ability to continue as a going concern. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition.

If we fail to comply with the requirements of our credit facilities, or obtain waivers of compliance, or if one or more lenders determines that we have suffered a material adverse change, the credit facilities may be terminated, all amounts advanced under the credit facilities may become immediately due and payable, and collateral pledged under the facilities may be subject to foreclosure.

All of our credit facilities contain requirements that we must comply with in order to maintain outstanding and further borrowings under the facilities. These requirements address, among other things:

•	minimum profitability, liquidity and net worth levels;

•	maximum indebtedness-to-net worth ratios;

•	asset quality and mortgage loan performance tests;

•	restrictions on indebtedness, investments and acquisitions; intercompany dividends; repurchase or redemption of capital stock; and mergers or consolidations or other changes of control;

•	mortgage loan attributes;

•	limits on time periods for holding mortgage loans;

•	loss of servicer ratings;

•	maximum cumulative losses;

•	financial reporting requirements, including timely filing of reports required under the Securities Exchange Act of 1934;

•	delivery of audited financial statements and auditors’ opinion (without a going concern qualification); and

•	material adverse change restrictions.

If we fail to meet or satisfy any of these requirements or do not obtain waivers of compliance, we would be in default under these agreements and our lenders could elect to terminate the credit facility, declare all amounts outstanding under the agreements immediately due and payable, enforce their interests against collateral pledged under such agreements, and restrict our ability to make future borrowings.

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

Our inability to obtain additional or replacement sources of financing may substantially harm our business.

Our ability to obtain additional sources of financing may be limited to the extent that we have pledged our mortgage loans, our servicing rights and advances, and our economic residual interests in previously securitized loans to warehouse and other credit facility providers. Additionally, on March 30, 2007, we pledged substantially all of our remaining unencumbered assets to secure a $230 million loan from an affiliate of Farallon Capital Management (“Farallon”). To the extent that we are not successful in maintaining, replacing or obtaining alternative financing sources on acceptable terms, our business may be significantly harmed.

We may not meet the continued listing criteria for the NASDAQ Capital Market, which could materially and adversely affect the price and liquidity of our common stock, our business and our financial condition.

On March 15, 2007, we received a notice from the staff of NASDAQ stating that our common stock may be subject to delisting because we had not filed with the Securities and Exchange Commissions (the “SEC”) our Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2006 on a timely basis. We requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to appeal the NASDAQ staff’s determination and to present our plan to regain compliance with NASDAQ’s filing requirements. The hearing request automatically stayed the delisting of the common stock pending the Panel’s review and decision. In addition, on May 15, 2007 and on August 14, 2007, we received additional deficiency notices from the staff of NASDAQ stating that the failure to timely file with the SEC our Quarterly Report on Form 10-Q (“10-Q”) for the quarters ended March 31, 2007 and June 30, 2007, respectively, could serve as additional bases for the delisting of our common stock.

On July 23, 2007, the Panel determined to continue listing our common stock provided that we filed with the SEC our 10-K by September 12, 2007 and our 10-Q for the first quarter of 2007 by September 18, 2007. We filed our 10-K with the SEC on August 2, 2007. The Panel has not yet responded to our August 17, 2007 request for additional time to file our 10-Q for the second quarter of 2007, but we anticipate the Panel will not require such 10-Q to be filed before the September 18, 2007 deadline for the first quarter 10-Q.

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

If we are unable to continue to list our common stock for trading on NASDAQ, there may be an adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. Delisting of our common stock from NASDAQ could also materially adversely affect our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, if our common stock were no longer listed on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

Repurchases of defective mortgage loans such as loans that experience early payment defaults may harm our business.

In connection with the sale and securitization of our mortgage loans, we are required to make a variety of customary representations and warranties regarding our company and the mortgage loans. These representations and warranties address, among other things:

•	the timely payment of early payments due on the loan, typically the first one or two (an “Early Payment Default”);

•	fraud in the origination process;

•	compliance with laws;

•	regulations and underwriting standards;

•	the accuracy of information in the mortgage loan documents and mortgage loan file; and

•	the characteristics and enforceability of the mortgage loan.

With the exception of the Early Payment Default warranty, we are subject to these representations and warranties for the life of the mortgage loan.

If, after a mortgage loan is sold or securitized, a breach of any such representation or warranty is identified and asserted, we may be obligated to repurchase the mortgage loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser or securitization trust against any such losses, either of which could reduce our cash available for operations and liquidity. During the years ended December 31, 2006 and 2005, mortgage loans repurchased totaled $205.2 million and $72.3 million, respectively, pursuant to these obligations. In late 2006 continuing into 2007, certain purchasers became more aggressive regarding the identification, notification and collection of repurchase requests to the Company. In addition, the number of mortgage loans that we have been required to repurchase has increased as a result of our merger with Aames, since we assumed their repurchase obligations upon the closing of the merger. During the seven months ended July 31, 2007, we repurchased approximately $207 million in mortgage loans and paid $67 million in cash settlements to eliminate the requirement to repurchase mortgage loans in the future from investors.

Once we repurchase a mortgage loan, we may either sell it or retain such loan as part of our portfolio and bear any associated losses. We seek to minimize such losses from defective mortgage loans by correcting flaws if possible and selling or re-selling such mortgage loans. If we sell such a loan, the sale would be at a discount, which could be quite severe. A mortgage loan that does not comply with these representations and warranties may take longer to sell, impact our ability to obtain third party financing for such mortgage loan, and be unsaleable or saleable only at a discount. We create allowances to provide for defective mortgage loans in our financial statements.

We cannot assure you that we have not and will not make mistakes and breach such representations and warranties, or that certain employees will not deliberately violate our lending policies. We cannot assure you that losses associated with defective mortgage loans will not harm our results of operations or financial condition.

We face steeply declining employee morale, and our inability to retain qualified employees could significantly harm our business.

As a result of the ongoing turbulence in the non-prime mortgage industry, our headcount has declined from approximately 4,200 at December 31, 2006 to approximately 1,000 following the completion of the restructuring we have implemented in September 2007. In light of the decision to suspend substantially all U.S. lending as part of the restructuring, it will be very difficult to motivate and retain the remaining sales personnel who expect to derive significant income from commissions and bonuses on closed loans. It will also be difficult to motivate and retain non-commissioned personnel who are faced with great uncertainty regarding their future employment and advancement prospects with the Company. The inability to retain or replace sufficient qualified personnel may jeopardize our ability to run our downsized operations or successfully resume U.S. lending operations should the opportunity arise.

We rely, to a significant degree, on a few key executives.

The Company’s success is significantly reliant upon a few key individuals, including but not limited to, James Konrath, the Chairman and Chief Executive Officer, Joseph Lydon, the President and Chief Operating Officer, Stuart Marvin, the Executive Vice President, and Jeffrey Crawford, the Director of Operations.

None of the above mentioned executives are subject to employment contracts which would provide an incentive to the executives to remain at the Company. In addition, for the year ended December 31, 2006, many of the members of management, including these executives, had their incentive compensation reduced substantially from amounts historically paid or targeted for the year ended December 31, 2006.

Based upon the above, there can be no assurance that such executives, or other executives at the Company, will remain with the Company.

Ratings downgrades of our servicing operations will make future securitizations more difficult and costly to execute, even if secondary mortgage market conditions become more favorable.

If favorable secondary mortgage market conditions return and we resume mortgage loan origination operations, we may want to securitize our mortgage loans to realize a greater percentage of the full economic value of the mortgage loans. However, our ability to complete securitizations of our mortgage loans will depend upon a number of factors in addition to market conditions, many of which are beyond our control, including the availability of credit enhancements to support the securities sold in securitizations, such as financial guarantee insurance, a senior subordinated structure or other means, and the performance of our mortgage loans previously held for investment. As a result of the ongoing turbulence within the non-prime mortgage industry, credit enhancement requirements for securitizations of non-prime mortgage loans have been significantly increased and may be further increase in the future. This generally has the effect of increasing the overall expense of executing securitizations and reducing the earnings therefrom. Moreover, our ratings as a mortgage loan servicer have been downgraded in recent months and may be downgraded further, limiting our ability to act as servicer of our securitizations without a backup servicer. As a result of the foregoing, we cannot assure you, that we will be able to resume mortgage loan securitizations on terms that are favorable to us.

As a result of the merger with Aames, we acquired deferred tax assets that we may not be able to realize.

As a result of the acquisition of Aames, we acquired deferred tax assets. Based upon the ongoing turbulence in the non-prime mortgage industry, there can be no assurance that the Company will be able to achieve profitable operations in the future and therefore realize the value of certain deferred tax assets obtained in the acquisition of Aames. Based upon these events and circumstances, we established a valuation allowance against certain tax assets as of December 31, 2006.

As a result of our acquisition of Aames, our management has been and may continue to be distracted from their focus on our business and operations in order to attend to issues arising out of the acquisition.

There is a significant degree of difficulty and management distraction inherent in the process of acquiring a business such as Aames. The acquisition has caused and continues to cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management have devoted and may be required to continue to devote considerable amounts of time to the acquisition process, which has decreased and may decrease the time have to manage our business and develop new strategies. If our senior management is not able to effectively manage the acquisition process, or if any significant business activities are interrupted as a result of the acquisition process, our business could suffer further.

Our use of repurchase agreements to borrow funds may give our lenders greater rights in the event that either we or a lender files for bankruptcy.

Historically, most of our warehouse lending facilities and the REIT’s residual financing facilities have been structured as repurchase agreements. Our borrowings under repurchase agreements may qualify for special treatment under the Bankruptcy Code, giving the lenders the ability to avoid the automatic stay provisions of the Bankruptcy Code and to take possession of and liquidate our collateral under the repurchase agreements without delay in the event that we file for bankruptcy. Our business relies upon access to funds in order to originate mortgages. In the event of a bankruptcy filing and the lenders’ seizure of the collateral securing our obligations to them, we would likely have great difficulty in obtaining replacement credit facilities because we would not have sufficient collateral to secure the loans we require to continue operating. Without such replacement credit, we would be unable to continue as a going concern. Furthermore, the special treatment of repurchase agreements under the Bankruptcy Code may make it difficult for us to recover our pledged assets in the event that a lender liquidates. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy or other insolvency filing by either a lender or us.

The REIT is bound by certain covenants in connection with its Series A Preferred Shares, and if the REIT breaches such covenants, no dividends can be paid on the REIT’s common shares which we hold, which may adversely affect our liquidity.

In connection with the issuance of the REIT’s Series A Preferred Shares, the REIT agreed to be bound by the following covenants:

•

Commencing with the quarter ending December 31, 2004, the REIT was required to have on its balance sheet total shareholders’ equity, as of the end of each quarter and determined in accordance with accounting principles generally accepted in the United States of America, equal to at least $50 million;

•

Commencing with the quarter ending December 31, 2004, the REIT was required to have on its balance sheet loans held for investment (generally defined as securitized loans and loans held for securitization), as of the end of each quarter and determined in accordance with accounting principles generally accepted in the United States of America, greater than or equal to $2 billion; and

•

Commencing with the quarter ending December 31, 2005, the REIT was required, for the four fiscal quarters most recently ended, to have cumulative unencumbered cash flow (generally defined as earnings before interest expense, income tax expense, depreciation and amortization adjusted to exclude extraordinary gains or losses, gains (but not losses) from sales of assets outside the ordinary course of business and income from subsidiaries of the REIT to the extent that such subsidiaries are restricted by law or agreement from distributing such income to the REIT, except to the extent such income is actually distributed in a period) greater than or equal to six times the cumulative dividend required to be distributed to holders of the REIT’s Series A Preferred Shares in those four quarters.

If the REIT is not in compliance with any of the foregoing covenants as of the end of any quarter and remains in default on one or more covenants as of the end of the following quarter, then no dividends are payable on the REIT’s common shares until it is in compliance with all of the covenants as of the end of two successive quarters. At June 30, 2007, the REIT was in compliance with all of the foregoing covenants.

We own all of the REIT’s common shares and rely heavily on the dividend received from the REIT on the common shares. If the REIT violates the covenants in connection with the Series A Preferred Shares, we will not be able to receive any dividends on our common shares of the REIT which will adversely affect our business and operations. In 2006, the aggregate dividend we received on the common shares of the REIT was approximately $200 million.

Significant losses on the economic residual interests from securitizations that we retain in the REIT and its subsidiary will reduce our earnings, negatively affect our liquidity, and otherwise negatively affect our business.

The economic residual interests for securitizations that we retain in the REIT and its subsidiary are unrated and involve significant investment risk. By holding these economic residual interests from securitizations, we retain the “first loss” risk associated with the underlying pool of mortgage loans. As a result, the credit performance and prepayment rates of the non-prime loans underlying these residual interests directly affect our returns on these residual interests. Significant realized losses from our economic residual interests could harm our results of operations and financial condition.

We are in the business of originating non-prime mortgage loans which generally have higher delinquency and default rates than prime mortgage loans. If we do not adequately underwrite and price for this risk, our business could be harmed.

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

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and mortgage loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate mortgage loan pricing and collecting, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate (30 or more days past due, including mortgage loans in foreclosure and converted into real estate owned) for our servicing portfolio was 8.9% at March 31, 2007. Historically, our delinquency rate has increased, and we anticipate an increase in the future, as the mortgage loans in our portfolio age.

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

We face intense competition from finance and mortgage banking companies, from Internet-based lending companies where entry barriers are relatively low, and from traditional bank and thrift lenders that have entered the non-prime mortgage industry. Some of our competitors are much larger, have better name recognition, and have far greater financial and other resources than us.

The government-sponsored entities Fannie Mae and Freddie Mac are also participants in the non-prime mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase mortgage loans with lower rates or fees than we are willing to offer. Continued expansion of the government sponsored entities involvement in the market to originate or purchase non-prime mortgage loans could continue to change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such losses could adversely affect the overall investor perception of the non-prime mortgage industry. The recent announcement by Freddie Mac that it is curtailing its purchase of certain non-prime mortgages could also adversely affect investor perception of the non-prime mortgage industry.

Competition in the industry can take many forms, including interest rates and costs of a mortgage loan, less stringent underwriting standards, offering of mortgage loan products which we do not offer, convenience in obtaining a mortgage loan, customer service, amount and term of a mortgage loan and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the non-prime mortgage industry. Price competition could prevent us from raising rates in response to a rising cost of funds or cause us to lower the interest rates that we charge borrowers, which could adversely impact our profitability and lower the value of our mortgage loans. If our competitors adopt less stringent underwriting standards, we will be pressured to do so as well, which would result in greater mortgage loan risk without compensatory pricing. If we do not relax underwriting standards in response to our competitors, we may lose market share. Any increase in these pricing and underwriting pressures could reduce the volume of our mortgage loan originations and sales and significantly harm our business, financial condition, liquidity and results of operations. The risks described in this paragraph have already contributed significantly to the current condition of the non-prime mortgage industry.

Any future economic slowdown could increase delinquencies, defaults and foreclosures and impair our ability to originate mortgage loans.

Any future economic slowdown or recession may be accompanied by decreased demand for consumer credit, decreased real estate values, and increased rates of delinquencies, defaults and foreclosures. Any material decline in real estate values would increase the mortgage loan-to-value ratios (“LTVs”) on mortgage loans that we hold pending sale and mortgage loans in which we have a residual or retained interest, weaken our collateral coverage and increase the possibility and severity of a loss if a borrower defaults. We are in the business of originating mortgage loans to borrowers who make little or no down payment, resulting in higher LTVs. A lack of equity in the home may reduce the incentive a borrower has to meet his payment obligations during periods of financial hardship, which might result in higher delinquencies, defaults and foreclosures. These factors would impair our ability to originate mortgage loans and increase our losses on mortgage loans in which we have a residual or retained interest. In addition, mortgage loans we may originate during an economic slowdown may not be as valuable to us because potential purchasers of our mortgage loans might reduce the premiums they pay for the mortgage loans to compensate for any increased risks arising during such periods. Any sustained increase in delinquencies, defaults or foreclosures is likely to significantly harm the pricing of any future mortgage loan sales and securitizations and also our ability to finance mortgage loan originations. The risks described in this paragraph have already contributed significantly to the current condition of the non-prime mortgage industry.

A future increase in interest rates could harm future mortgage loan origination volumes, and result in an increase in delinquency, default and foreclosure rates and a reduction in the value of, and income from, our mortgage loans.

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

•	If prevailing interest rates increase after we fund a mortgage loan, the value that we would receive upon the sale or securitization of the mortgage loan decreases.

•

The cost of financing our mortgage loans prior to sale or securitization is based primarily upon the London Inter-Bank Offered Rate (“LIBOR”). The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first six months. If LIBOR increases after the time of mortgage loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such mortgage loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 6.27% during the quarter ended March 31, 2007.

•

When we securitize mortgage loans, the income we receive from the economic residual interests we retain are also based on LIBOR to the extent the underlying mortgage loans have an adjustable interest rate. This is because the income we receive from these interests is based on the difference between the fixed rates payable on the mortgage loans for the initial fixed-rate periods, and an adjustable LIBOR-based yield payable to the senior security holders. We also have interest rate risk when the mortgage loans become adjustable after their initial fixed-rate periods. This is due to the mortgage loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the holders of the securitization bonds that is not typically subject to any caps or floors.

Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

Our business may be significantly harmed by a slowdown in the economy or a natural disaster in the states of California or Florida, where we conduct a significant amount of business.

A significant portion of the mortgage loans we have originated, purchased or serviced has been secured by properties in California and Florida. During the quarter ended March 31, 2007, 15% and 15% of the principal balance of the mortgage loans we originated were collateralized by properties located in California and Florida, respectively. At March 31, 2007, 17% and 14% of the unpaid principal balance of mortgage loans we serviced were collateralized by properties located in California and Florida, respectively. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties in these states. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

Our rights to cash flow from our securitized mortgage loans are subordinate to senior interests and may fail to generate any cash flow for us if the mortgage loan payment stream only generates enough cash flow to pay the senior interest holders.

As part of the credit enhancement for our securitizations, the net cash flow that we receive from the economic residual interests that we retain generally represents the excess of amounts, if any, generated by the underlying mortgage loans over the amounts required to be paid to the senior security holders. This excess amount is also calculated after deduction of servicing fees and any other specified expenses related to the securitization. These excess amounts are derived from, and are affected by, the interplay of several factors, including:

•	the extent to which the interest rates of the mortgage loans exceed the interest rates payable to the senior security holders;

•	the level of losses and delinquencies experienced on the underlying mortgage loans; and

•	the extent to which the underlying mortgage loans are prepaid by borrowers in advance of scheduled maturities.

During the three months ended March 31, 2007, we completed one securitization of $0.8 billion of mortgage loans, and during each year ended December 31, 2006, 2005 and 2004, we completed securitizations of mortgage loans totaling $2.4 billion, $4.2 billion and $3.3 billion, respectively. Any combination of the factors listed above may reduce the income we receive from and the value of our economic residual interests.

If we do not manage the size of operations effectively, our financial performance could be harmed.

Prior to 2007, we experienced rapid growth that placed certain pressures on our management, administrative, operational and financial infrastructure. In addition to growth by direct expansion, we grew by acquiring the stock or assets of other mortgage companies. For example, our acquisition of Aames added approximately 1,450 employees upon its completion in October 2006. As of December 31, 2006, we had approximately 4,200 employees (1,177 of which were attributable to our acquisition of Aames). Many of these employees had very limited experience with us and a limited understanding of our systems and controls. In connection with the restructuring implemented in September 2007, we are downsizing to approximately 1,000 employees, and we may implement additional reductions in our number of employees and other cost-saving measures. In light of these recent challenges, we cannot assure you that we will be able to:

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

Failure to keep pace with technological changes or an interruption in, or breach of, our information systems may further harm our business.

We rely heavily upon communications and information systems to conduct our business. The intense competition in the non-prime mortgage industry has led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail and wholesale structure and information and technology systems to compete effectively. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could significantly harm our business, financial condition, liquidity and results of operations. In addition, we rely on software and other technology-based programs to gather and analyze competitive and other data from the marketplace. Problems with our technology or inability to implement technological changes may, therefore, result in delayed detection of market trends and conditions. Also, any failure, interruption or breach in the security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer mortgage loan applications being received, slower processing of applications and reduced efficiency in mortgage loan servicing. We cannot assure you that such failures or interruptions will not occur, or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could significantly harm our business.

If we resume mortgage loan originations, the success and growth of our business will be affected by our ability to adapt to and implement technological changes.

The ability to effectively interface with brokers, borrowers and other third parties in the mortgage loan origination process, and efficiently process mortgage loan applications and closings strongly affects the ability to originate mortgage loans. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, provide status updates instantly, and other customer-expected conveniences. In addition, competition and increasing regulation may increase our reliance on technology as a means to improve efficiency. Implementing this new technology and becoming proficient with it may also require significant capital expenditures. If we resume mortgage loan originations, we will have to keep pace with technological developments to become and remain competitive.

We may not be able to successfully resume our wholesale lending operations if we are unable to maintain or re-establish our network of independent brokers.

Historically, a significant majority of our originations of mortgage loans have come from independent brokers. During 2006, 85% of our mortgage loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us if we resume our wholesale lending operations. Further, our competitors also have relationships with our brokers and actively compete with us for their business. Accordingly, there can be no assurance that we will be able to maintain or re-establish our broker relationships if we decide to resume wholesale lending operations, thereby jeopardizing the success of any such resumption.

Our financial results fluctuate as a result of seasonality and other timing factors, which makes it difficult to predict our future performance and may affect the price of our common stock.

Our business is generally subject to seasonal trends. These trends reflect the general pattern of housing sales, which typically peak during the spring and summer seasons. Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, reflecting, in part, the seasonality of the industry. Further, if the closing of a sale of mortgage loans is postponed, the recognition of gain from the sale is also postponed. If such a delay causes us to recognize income in the next quarter, our results of operations for the previous quarter could be significantly depressed.

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

In the settlement, Ameriquest denied all allegations but agreed to implement certain new standards and practices meant to prevent a recurrence of its alleged abuses and unfair and deceptive practices. Many of the settlement’s requirements far exceed any express requirements of existing lending laws. Although we believe our historical controls and practices have operated effectively to mitigate the risk of the abuses alleged in the Ameriquest settlement, in many cases our controls and policies are not identical to those prescribed by the Ameriquest settlement. However, some Attorneys General have made public statements that the conduct required by the Ameriquest settlement should be seen as new standards applicable to the entire industry and that they may pursue actions against lenders who do not adhere to the new standards. If the Attorneys General seek to apply these standards to the entire industry or our company in particular, some of our own practices could be called into question and our revenues, business, results of operations and profitability could be harmed. In addition, if it becomes accepted practice that settlements entered with Attorneys General establish new standards for the industry as a whole and supersede existing express legislative requirements, the standards by which we are governed will become less predictable and the risks associated with our business will increase.

Various legal proceedings are pending and more may be filed in the future which could adversely affect our financial condition or results of operations.

We are named as a defendant in a number of lawsuits seeking significant monetary damages. See “Legal Proceedings” under Item 1 for a description of material legal actions in which we are involved.

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

As courts resolve individual or class action litigation related to our industry, regulations and standards could emerge necessitating material increases in our costs of doing business or preventing us from participating in certain business activities in which we currently engage or may wish to resume in the future. The outcome of litigation and other legal matters is always uncertain. One or more legal matters could result in losses material to our financial condition, results of operations, business and profitability.

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

When a borrower pays off a mortgage loan prior to the mortgage loan’s scheduled maturity, the impact on us depends upon when such payoff or “prepayment” occurs. Our prepayment losses generally occur after we sell or securitize our mortgage loans and the extent of our losses depends on when the prepayment occurs. If the prepayment occurs:

•

within 12 to 18 months following a whole mortgage loan sale, we may have to reimburse the purchaser for all or a portion of the premium paid by the purchaser for the mortgage loan, resulting in a loss of or reduction in our profit on the mortgage loan; or

•	after we have securitized the mortgage loan, we lose the future income from that mortgage loan.

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the securitized mortgage loans we serviced during the quarter ended March 31, 2007, 28% were prepaid. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of mortgage loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

Our interest-only mortgage loans may have a higher risk of default than our fully-amortizing mortgage loans and, therefore, may be considered less valuable than other types of mortgage loans in the sales and securitization process.

Our fixed-rate mortgages or adjustable-rate mortgage loans may have initial interest-only periods, typically five years, during which the monthly payments are limited to the amounts required to pay accrued interest due on the mortgage loans. During the quarter ended March 31, 2007, originations of interest-only mortgage loans totaled $290.2 million, or 15.4%, of total originations. The interest-only feature may reduce the likelihood of prepayment during the interest-only period due to the smaller monthly payments relative to a fully-amortizing mortgage loan. However, upon expiration of the interest-only payment, the borrower’s payment will increase to cover the fully amortizing payment. The adjustment to the higher payment amount increases the risk that the borrower will default or prepay the mortgage loan. Because no principal payments may be made on such mortgage loans for an extended period following origination, if the borrower defaults, the unpaid principal balance of the related mortgage loan will be greater than otherwise would be the case, increasing the risk of loss in that situation. For those reasons, among others, these interest-only mortgage loans may be less valuable in the secondary market and may result in lesser proceeds to us when sold or securitized as compared to fully amortizing mortgage loans.

Decreasing home prices or increasing interest rates may impair future earnings from cash-out refinancings.

During the quarter ended March 31, 2007, approximately 70% of our mortgage loan production volume consisted of cash-out refinancings. A substantial and sustained increase in interest rates could significantly reduce the number of borrowers who would qualify or elect to pursue a cash-out refinancing and result in a decline in that origination source. Similarly, decreasing home prices reduce the amount of equity available to be borrowed against in cash-out refinancings and could result in a decrease in mortgage loan production volume from that origination source. Therefore, reliance on cash-out refinancings as a significant source of origination volume would subject us to risks that could harm our results of operations, financial condition and business prospects.

If many of our borrowers become subject to the Servicemembers Civil Relief Act of 2003, our cash flows from our residual securities and our securitizations structured as financings may be harmed.

Under the Servicemembers Civil Relief Act, which in 2003 re-enacted the Soldiers’ and Sailors’ Civil Relief Act of 1940, a borrower who enters military service after the origination of the borrower’s mortgage loan generally may not be charged interest above an annual rate of 6% during the period of the borrower’s active duty status. The Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. A prolonged, significant military mobilization as part of the war on terrorism or the war in Iraq could increase the number of the borrowers in our securitized pools who are subject to the Act and thereby reduce the interest payments collected from those borrowers. To the extent the number of borrowers subject to the Act is significant, the cash flows we receive from mortgage loans underlying the securitizations in which we have retained economic residual interests would be reduced, which could cause us to reduce the carrying value of our residual interests and could decrease our earnings. In addition, the Act imposes limitations that would impair the ability of the servicer to foreclose on an affected mortgage loan during the borrower’s period of active duty status, and, under certain circumstances, during an additional three month period thereafter. Any such reduction in our cash flows or impairment of our ability to exercise our rights that would otherwise be available could harm our results of operations, financial condition and business prospects.

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

Because our business is set up to originate mortgage loans in all 50 states, in the District of Columbia and Canada, when we originate mortgage loans, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal and international laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict non-prime mortgage loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As this proliferation of laws and regulations continues, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

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

In addition, government enforcement actions and private litigation may increase given the current scrutiny of the industry. These developments could, among other things, limit the range of loan products, reduce the pool of applicants who are eligible to obtain loans and restrict the volume and profitability of loan origination, investment and servicing activities, in addition to increasing exposure to risks of noncompliance with governing laws and regulations. As a result, these developments could have a material adverse impact on our results of operations, financial condition and business prospects.

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

The mortgage brokers which are the source of wholesale mortgage loan originations are subject to legal obligations which are parallel to, but separate from, the legal obligations that we are subject to as a lender. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, federal and state agencies have increasingly sought to impose such assignee liability.

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

Our right to participate in distribution of assets of our subsidiaries upon the latter’s liquidation or reorganization will be subject to prior claims of the subsidiary’s creditors.

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

The REIT was organized to qualify for taxation as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). The REIT has conducted, and intends to continue to conduct, its operations so as to qualify as a real estate investment trust. Qualification as a real estate investment trust involves the satisfaction of numerous requirements, some on an annual and some on a quarterly basis, established under highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the REIT’s control. For instance, in order to qualify as a real estate investment trust, the REIT’s shares of beneficial interest must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of twelve months (other than the first year for which an election to be a real estate investment trust has been made) or during a proportionate part of a shorter taxable year. Also, no more than 50% of the value of the outstanding shares of beneficial interest of the REIT may be beneficially owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) (the “Ownership Test”). Furthermore, each year the REIT must distribute to its shareholders at least 90% of the REIT’s taxable income (the “Annual Distribution Requirements”). We cannot assure you that the REIT will at all times satisfy these rules and tests.

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

The market price of our common stock has been and in the future may be volatile.

The market price for our common stock has fluctuated due to a number of factors, including:

•	the current turbulence in the non-prime mortgage industry, the failure of many industry participants, and our own financial troubles;

•	the perceived viability of our lawsuit against Lone Star for specific performance of their obligations to close their tender offer and complete the merger with the Company;

•	changes in housing costs;

•	variations in quarterly operating results;

•	investor perceptions of our company and the mortgage industry generally (including the non-prime and nonconforming mortgage industry);

•	the potential issuance of new equity securities pursuant to a future offering;

•	changes in interest rates;

•	the depth and liquidity of the market for our common stock;

•	general economic and other national conditions and the impact they may have on the operating assets of the Company;

•

competitive developments, including announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	changes in financial estimates and forecasts published by securities analysts, or changes in ratings.

We can make no assurances that the market price for our common stock will not continue to experience substantial fluctuations. In addition, renewed terrorist attacks, or threats of attacks, may contribute to global unrest, an economic slowdown and to instability in the U.S. and other global equity markets. All of these factors may increase the volatility of our stock price.

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

We have spent significant time and money preparing for our pending merger with Lone Star. There are uncertainties and other factors that may affect our business prior to the closing of Lone Star’s tender offer for our common stock and the consummation of the merger, including:

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

There are also uncertainties and other factors that may affect the timing of the closing of the tender offer and the consummation of the merger, as well as if the merger will be consummated, including:

•	The outcome of our pending lawsuit against Lone Star for specific performance of their obligations to close the tender offer and consummate the merger;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

See discussion under Market Risk in “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Accredited maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal controls over financial reporting as of March 31, 2007, relating to the application of U.S. generally accepted accounting principles relating to the merger of Aames Investment Corporation as discussed in Part II, Item 9A. Controls and Procedures in Form 10-K for the year ended December 31, 2006.

As of the filing date of this report, the Company has not fully remediated the material weaknesses in the Company’s internal controls over financial reporting as of December 31, 2006. However, during 2007, management will take a number of steps that it believes will impact the effectiveness of our internal control over our financial reporting including the following:

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

PART II

ITEM 1. Legal Proceedings

See Note 14 to the Notes to Unaudited Consolidated Financial Statements.

ITEM 1A. Risk Factors

We have provided updated risk factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page 88.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 18, 2007

ACCREDITED HOME LENDERS HOLDING CO.

BY:	/S/ JAMES A. KONRATH
James A. Konrath
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

BY:	/S/ STUART D. MARVIN
Stuart D. Marvin
Executive Vice President and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger, dated as of June 4, 2007, by and among LSF5 Accredited Investments, LLC, LSF5 Accredited Merger Co., Inc. and the Company.

2.2(2)	First Amendment to Agreement and Plan of Merger, dated as of June 15, 2007, by and among the Company, LSF5 Accredited Investments, LLC, and LSF5 Accredited Merger Co., Inc.

3.1(3)	Restated Certificate of Incorporation of the Registrant.

3.2(4)	Bylaws of the Registrant.

3.3(5)	Certificate of Incorporation of Accredited Acceptance Corp.

3.4(5)	By-Laws of Accredited Acceptance Corp.

4.1(6)	Indenture, dated as of January 1, 2007, between Accredited Mortgage Loan Trust 2007-1, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

4.2(7)	Amended and Restated Trust Agreement, dated as of January 30, 2007, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Depositor, and U.S. Bank Trust National Association, as Owner Trustee.

4.3(7)	Sale and Servicing Agreement, dated as of January 1, 2007, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, and Accredited Mortgage Loan Trust 2007-1, as Issuing Entity and Deutsche Bank National Trust Company, as the Indenture Trustee.

10.1(8)	Loan Agreement, dated as of March 30, 2007, by and among Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, and Lenders party thereto, Accredited Home Lenders Holding Co., and Farallon Capital Management, L.L.C.

10.2(8)	Investor Rights Agreement, dated as of March 30, 2007, between Accredited Home Lenders Holding Co. and the Investors party thereto.

10.3(8)	Warrant to Purchase Common Stock of Accredited Home Lenders Holding Co., issued March 30, 2007.

10.4(7)	Master Agreement, dated January 30, 2007 between Accredited Mortgage Loan Trust 2007-1 and Credit Suisse International.

10.5(9)	Loan Agreement, dated as of March 30, 2007, by and among Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, the Lenders party thereto, Accredited Home Lenders Holding Co., and Farallon Capital Management, L.L.C.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-32275) dated June 4, 2007.
(2)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 001-32275) dated June 15, 2007.
(3)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-135787) dated July 14, 2006.
(5)	Incorporated by Reference to Accredited Mortgage Loan REIT Trust’s Registration Statement on Form S-3 (File No. 333-14703-02) filed on July 19, 2007.
(6)	Incorporated by Reference to Accredited Mortgage Loan Trust 2007-1’s Current Report on Form 8-K (File No. 333-129972-03) dated February 23, 2007.
(7)	Incorporated by Reference to Accredited Mortgage Loan Trust 2007-1’s Current Report on Form 8-K (File No. 333-129972-03) dated January 30, 2007.

(8)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-32275) dated March 30, 2007.
(9)	Incorporated by Reference to Accredited Mortgage Loan REIT Trust’s Current Report on Form 8-K (File No. 001-32276) dated March 30, 2007.