Form 10-Q
period 2007-06-30
ACCREDITED HOME LENDERS HOLDING CO
filed 2007-10-19
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of outstanding shares of the registrant’s common stock as of October 11, 2007 was 25,154,093.

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

The forward-looking statements in this report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us, that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from expectations are:

•	the impact of our recent merger with an affiliate of Lone Star Fund V (U.S.), L.P.;

•	our ability to operate at a profit, or sustain consecutive periods of net losses and remain a going concern, due to adverse market conditions and other factors beyond our control;

•	our ability to maintain sufficient liquidity to sustain operations;

•	our ability to realize cost savings, synergies and economies of scale from our acquisition of Aames Investment Corporation and our ability to improve profitability of the combined operations;

•	repurchase rates on the mortgage loans that we sell or securitize, which may reduce our cash available for operations and liquidity;

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

PART I

ITEM 1. Financial Statements

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$237,176	$173,113
Restricted cash	42,166	96,758
Accrued interest receivable	49,337	68,128
Mortgage loans held for sale, net	971,592	2,073,268
Mortgage loans held for investment, net of allowance of $144,160 and $138,250, respectively	6,991,565	8,478,682
Derivative assets, including margin account	43,399	83,148
Deferred income tax asset, net	118,535	120,560
Real estate owned, net	174,811	104,818
Prepaid expenses and other assets	123,498	103,270
Furniture, fixtures and equipment, net	42,622	47,301

Total assets	$8,794,701	$11,349,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Credit facilities-mortgage loans held for sale	$878,313	$2,786,077
Securitization and other financing	7,410,736	7,642,842
Income taxes payable, current	13,114	—
Accrued expenses and other liabilities	169,057	266,056

Total liabilities	8,471,220	10,694,975

COMMITMENTS AND CONTINGENCIES (Note 14)
MINORITY INTEREST IN REIT SUBSIDIARY	97,922	97,922

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.001 par value; authorized 75,000,000 shares; issued and outstanding 25,124,190 shares and 25,026,234 shares, respectively	25	25
Additional paid-in capital	318,251	311,683
Accumulated other comprehensive income	6,285	6,388
Retained earnings (accumulated deficit)	(99,002)	238,053

Total stockholders’ equity	225,559	556,149

Total liabilities and stockholders’ equity	$8,794,701	$11,349,046

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Interest income	$158,099	$205,050	$353,359	$399,507
Interest expense	(116,990)	(126,976)	(253,866)	(239,111)

Net interest income	41,109	78,074	99,493	160,396
Provision for losses on mortgage loans held for investment	(32,146)	(13,062)	(57,470)	(29,599)

Net interest income after provision	8,963	65,012	42,023	130,797
Gain (loss) on sale of mortgage loans, net	(1,557)	80,673	(180,435)	151,226
Mortgage loan servicing income	4,819	4,032	7,727	7,439
Other income	7,476	3,450	15,821	5,400

Total net revenues	19,701	153,167	(114,864)	294,862

OPERATING EXPENSES:
Salaries, wages and benefits	49,452	49,274	114,064	96,800
General and administrative expenses	19,869	15,539	40,996	30,694
Occupancy	10,013	6,338	25,247	12,737
Advertising and promotion	4,376	5,306	12,210	10,459
Depreciation and amortization	5,225	4,693	9,915	9,120

Total operating expenses	88,935	81,150	202,432	159,810

Income (loss) before income taxes and minority interest	(69,234)	72,017	(317,296)	135,052
Income tax provision	5,159	28,272	14,770	52,990
Minority interest - dividends on preferred stock of subsidiary	2,494	2,495	4,989	4,989

Net income (loss)	$(76,887)	$41,250	$(337,055)	$77,073

Earnings (loss) per common share:
Basic	$(3.03)	$1.90	$(13.31)	$3.57
Diluted	$(3.03)	$1.84	$(13.31)	$3.45
Weighted average shares outstanding:
Basic	25,355	21,676	25,318	21,615
Diluted	25,355	22,358	25,318	22,336

The accompanying notes are an integral part of these consolidated financial statements.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(337,055)	$77,073
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,915	9,120
Provision for losses on mortgage loans held for investment	57,470	29,599
Provision for losses on repurchases and premium recapture	28,396	7,143
Minority interest—dividends paid on preferred stock of subsidiary	4,989	4,989
Deferred income tax provision (benefit)	3,055	(22,479)
Unrealized (gain) loss on derivatives	(20,750)	25,959
Adjustment into earnings for gain on derivatives from other comprehensive income	(10,736)	(16,278)
Stock-based compensation expense	6,492	5,013
Excess tax benefit from stock-based payment arrangements	(254)	(3,341)
Other	5,674	4,570
Changes in operating assets and liabilities:
Restricted cash	54,592	5,285
Mortgage loans held for sale originated, net of fees	(3,510,237)	(7,634,129)
Cost of mortgage loans sold, net of fees	4,679,540	6,597,356
Principal payments received and other changes in mortgage loans held for sale	18,083	84,239
Accrued interest receivable	18,791	(3,052)
Derivative assets, including margin account	63,096	23,545
Prepaid expenses and other assets	(16,547)	(19,660)
Income taxes payable	13,114	(63,227)
Accrued expenses and other liabilities	(138,518)	(7,823)

Net cash provided by (used in) operating activities	929,110	(896,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received and other changes in mortgage loans held for investment	1,312,267	1,134,685
Capital expenditures	(5,168)	(10,434)

Net cash provided by investing activities	1,307,099	1,124,251

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in credit facilities –mortgage loans held for sale	(1,928,959)	(1,252,990)
Proceeds from issuance of securitization and other financing, net of fees	785,702	2,197,532
Payments on securitization and other financing	(1,308,290)	(1,154,255)
Net proceeds from issuance of common stock through employee stock plans	76	826
Net proceeds from issuance of term debt and warrants, net of fees	226,700	—
Net proceeds from issuance of trust preferred securities, net of fees	54,209	—
Excess tax benefit from stock-based payment arrangements	254	3,341
Payment by consolidated subsidiary of preferred stock dividends	(4,989)	(4,989)

Net cash used in financing activities	(2,175,297)	(210,535)
Effect of exchange rate changes on cash	3,151	1,510

Net increase in cash and cash equivalents	64,063	19,128
Beginning balance, cash and cash equivalents	173,113	44,714

Ending balance, cash and cash equivalents	$237,176	$63,842

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited financial statements as of and for the three and six months ended June 30, 2007 are of a normal recurring nature. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

AHLHC operates in the highly volatile non-prime mortgage sector. In 2007, the non-prime mortgage sector has been characterized by turmoil and deteriorating conditions including the withdrawal of credit by warehouse credit lenders, bankruptcy of multiple industry participants, tightening of underwriting standards, increased mortgage delinquencies and defaults by borrowers, reduced origination of non-prime mortgages, downgrades by credit rating agencies, and reductions in personnel, among others. In response to these challenging conditions and to preserve liquidity, during 2007, AHLHC completed the sale of substantially all of its mortgage loans held for sale as of March 16, 2007 totaling approximately $2.7 billion, borrowed $230 million under a five-year term loan facility, restructured or terminated many credit facilities, terminated its asset-backed commercial paper program, acquired new warehouse credit facilities, and effected significant reductions in personnel. Also, beginning September 2007, Accredited substantially suspended U.S. mortgage loan origination operations pending the return of market conditions under which non-prime mortgage loans can be originated and sold or securitized at a profit. On October 15, 2007, Accredited resumed U.S. lending operations.

In addition, in June 2007, Accredited entered into an agreement with affiliates of Lone Star Fund V (U.S.) L.P. (“Lone Star”), pursuant to which Lone Star agreed to acquire all of Accredited’s outstanding common stock through a tender offer and subsequent merger. The acquisition was completed on October 12, 2007, and Lone Star now owns 100% of the common stock of the Company. The outstanding 9.75% Series A Perpetual Cumulative Preferred Shares, par value $1.00 per share, of the REIT (NYSE: AHH.PrA) (the “Series A Preferred Shares”) remained outstanding following the consummation of the acquisition. On October 19, 2007, Accredited and the REIT announced their intention to deregister the Series A Preferred Shares and Accredited’s guarantee with respect to those shares. As a prerequisite to such deregistration, the REIT requested the New York Stock Exchange (“NYSE”) to delist the Series A Preferred Shares from the NYSE and anticipates filing Form 15 with the Securities and Exchange Commission by November 8, 2007, at which time the public reporting obligations of Accredited and the REIT will be suspended.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securitizations of non-prime mortgage loans originated by AHL have generally been executed through AHL’s subsidiary, the REIT. In such securitizations, AHL contributes the mortgage loans to the REIT as capital and assumes AHL’s related financing obligations, and the loans are accounted for at AHL’s carrying value.

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

Use of Estimates

The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, our management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates. The following areas require significant judgments by management:

•	lower of cost or market valuation allowance (“LOCOM”)

•	provisions for losses, reserves and repurchase reserves

•	interest rate risk, derivatives and hedging strategies

•	income taxes

•	mortgage loan sales

Cash and Cash Equivalents

For purposes of financial statement presentation, Accredited considers all liquid investments with an original maturity of three months or less to be cash equivalents. All liquid assets with an original maturity of three months or less which are not readily available for use, including cash deposits, are classified as restricted cash.

Mortgage Banking Activities

Accredited is in the business of originating, financing, securitizing, servicing and selling mortgage loans secured by residential real estate. Accredited recognizes interest income on mortgage loans held for sale and investment from the time that it originates the mortgage loan until the time the mortgage loans are sold. Interest income is also recognized over the life of the mortgage loans that Accredited has securitized in structures that require financing treatment. These securitizations are structured legally as sales, but for accounting purposes are treated as financings under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125 (“SFAS 140”). Gains on sale of mortgage loans are recognized upon the sale of mortgage loans for a premium to various third-party investors under purchase and sale agreements. Mortgage loan sales may be either on a servicing retained or released basis. Mortgage loan servicing income represents fees from interim servicing for whole mortgage loan buyers, and ancillary servicing revenue for mortgage loans that Accredited securitizes net of external servicing costs, if any. We do not recognize mortgage loan servicing income on our mortgage loans held for investment.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of amortized cost or fair value (“LOCOM”). We estimate fair value by evaluating a variety of market indicators including recent trades, outstanding commitments or current investor yield requirements.

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

Mortgage loans held for investment include mortgage loans that Accredited has securitized in structures that are accounted for as financings as well as mortgage loans held for a scheduled securitization at the REIT. No securitizations were completed during the three months ended June 30, 2007. For the three months ended June 2006 the Company closed a $1.4 billion securitization. Collateral of $1.1 billion in mortgage loans was delivered at closing and the balance of approximately $350 million was delivered in July and August of 2006.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under SFAS 140. These securitizations do not meet the qualifying special purpose entity criteria under SFAS 140 and related interpretations because after the mortgage loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by Accredited and, Accredited, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any mortgage loans securitized through the securitization trusts that become troubled. Accordingly, the mortgage loans remain on the consolidated balance sheet as “mortgage loans held for investment”, retained interests are not created, and securitization bond financing replaces the warehouse debt or asset backed commercial paper originally associated with the mortgage loans held for investment. Accredited records interest income on mortgage loans held for investment and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

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

Derivative Financial Instruments

As part of Accredited’s interest rate management process, Accredited uses derivative financial instruments such as futures contracts, options contracts, interest rate swap and interest rate cap agreements. It is not Accredited’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Hedges

Accredited designates certain derivative financial instruments as hedge instruments under SFAS 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. Accredited has implemented fair value hedge accounting on its mortgage loans held for sale, whereby certain derivatives are designated as a hedge of the fair value of mortgage loans held for sale. This process includes linking derivatives to specific assets or liabilities on the balance sheet. Accredited also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedge transactions are highly effective in offsetting changes in fair values of hedged items. Changes in the fair value of such derivative instruments and changes in the fair value of the hedged assets, which are determined to be effective, are recorded as a component of gain on sale in the period of change. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, Accredited discontinues hedge accounting. If hedge accounting is discontinued because it is determined that the relationship between the derivative and the underlying asset no longer qualifies as an effective hedge, the derivative will continue to be recorded on the balance sheet at its fair value. For terminated hedges or hedges no longer qualifying as effective, the formerly hedged asset will no longer be adjusted for changes in fair value and any previously recorded adjustment to the hedged asset will be included in the carrying basis. These amounts will be included in results of operations at the time we sell the loans. Should the hedge prove to be perfectly effective, the current period net impact to earnings would be minimal. Accordingly, the net amount recorded in the statement of operations relating to fair value hedge accounting is referred to as hedge ineffectiveness.

Cash Flow Hedges

Pursuant to SFAS 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recognized into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS 133. At the inception of the hedge and on an ongoing basis, Accredited assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge, Accredited discontinues cash flow hedge accounting prospectively. In the instance cash flow hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. For terminated hedges or hedges that no longer qualify as effective, the effective portion previously recorded remains in other comprehensive income and continues to be amortized or accreted into earnings with the hedged item. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in earnings in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful life of the asset. Projects in process represent software development costs capitalized in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These projects, if any, are not yet substantially complete or ready for their intended use and therefore no depreciation has been recorded. These amounts will be reclassified to computer software upon their substantial completion and depreciated over their estimated useful life.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Income

Interest income is recorded when earned. Interest income represents the interest earned on mortgage loans held for sale and on mortgage loans held for investment. For mortgage loans that are more than 90 days delinquent, Accredited reverses income previously recognized but not collected, and ceases to accrue income until all past-due amounts are collected. Interest income also includes revenue related to our mortgage loans held for investment (on-balance sheet securitizations), contractually designated as servicing income but classified as interest income for accounting purposes.

Mortgage Loan Servicing and Other Fees

Fees for servicing sold mortgage loans are credited to income when received. Costs of servicing mortgage loans are expensed as incurred. Other mortgage loan fees, which include fees for the prepayment of mortgage loans, delinquent payment charges and miscellaneous mortgage loan services, are recorded as revenue when collected.

Escrow and Fiduciary Funds

Accredited maintains segregated bank accounts in trust for the benefit of investors for payments on securitized loans and mortgage loans serviced for investors. Accredited also maintains bank accounts for the benefit of borrower’s property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $133.0 million and $147.4 million at June 30, 2007 and December 31, 2006, respectively, and are excluded from Accredited’s assets and liabilities.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against the net deferred tax asset if realization of some or the entire deferred tax asset is questionable (realization is not more likely than not). In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 (“SFAS109”), “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on January 1, 2007.

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

Stock-Based Compensation

Effective January 1, 2006, Accredited adopted SFAS No. 123 (revised 2005), Share-Based Payments (“SFAS 123R”), which establishes accounting standards for share-based payments issued in exchange for goods and services. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is to provide service in exchange for the award.

Accredited adopted the provisions of SFAS 123R, using the modified prospective application method. Under this transition method, financial statements for prior periods are not restated and compensation cost is recognized for all new

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

awards and for the portion of prior awards for which the requisite service period was not complete as of the adoption date. Compensation cost for awards issued prior to the effective date is based on the grant-date fair value as determined under the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In addition, under the modified prospective method, unearned compensation is not included in Stockholders’ Equity for share-based compensation plans. Rather, the awards are included in Stockholders’ Equity when services required are rendered and expensed. Further information regarding share-based compensation can be found in Note 12.

Other Comprehensive Net Income (Loss)

Other comprehensive net income (loss) includes unrealized gains and losses that are excluded from the consolidated Statements of Operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges and foreign currency translation adjustments.

Comprehensive net income (loss) is determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$(76,887)	$41,250	$(337,055)	$77,073
Net unrealized gains on cash flow hedges, net of taxes of $1,765, $9,570 $1,765 and $19,419, respectively	14,509	17,082	624	32,827
Reclassification adjustment into earnings for realized gain on derivatives, net of taxes of $430, $3,510, $2,795 and $6,251, respectively	(4,004)	(5,705)	(7,940)	(10,048)
Foreign currency translation adjustments	6,578	1,217	7,213	1,372

Total comprehensive net income (loss)	$(59,804)	$53,844	$(337,158)	$101,224

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

Stock Repurchase Plan

On September 14, 2006, the Board of Directors authorized Accredited to repurchase up to 5 million shares of the Company’s common stock from time to time through October 1, 2007. Under the program adopted by the Board of Directors, shares of Accredited’s common stock may be repurchased from time to time in both privately negotiated and open market transactions, including pursuant to a 10b5-1 plan, subject to management’s evaluation of market conditions, applicable legal requirements and other factors. A 10b5-1 plan allows Accredited to repurchase shares at times when it would ordinarily not be in the market because of its trading policies and pending developments. The repurchases may be commenced or suspended at any time without prior notice and without further announcement. Accredited did not repurchase any shares during the six months ended June 30, 2007. The repurchase plan expired on October 1, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. The financial impact, if any, on the Company upon adoption on January 1, 2008, has not yet been determined.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits fair value accounting to

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007, if adopted concurrent with the adoption of SFAS 157. The Company has not determined that it will adopt SFAS 159 on January 1, 2008, and has not yet determined the financial impact, if any, upon adoption.

2. RESTRICTED CASH

Restricted cash consisted of the following deposits:

	June 30, 2007	December 31, 2006
	(in thousands)
Canada mortgage loan financing conduit collateral (see Note 7)	$18,665	$17,825
Cash in escrow on Canadian mortgage loans pending closing	10,853	4,504
Letters of credit and other	12,648	9,259
Reserve account in connection with asset-backed commercial paper facility (see Note 6)	—	65,170

Total restricted cash	$42,166	$96,758

3. CONCENTRATIONS OF RISK

Significant Customers

During the three months ended June 30, 2007, Accredited sold $0.5 billion and $0.4 billion in mortgage loans to two separate investors, which represented 52% and 35%, respectively, of total mortgage loans sold. During the three months ended June 30, 2006, Accredited sold $1.0 billion, $0.8 billion, $0.7 billion and $0.5 billion in mortgage loans to four separate investors, which represented 26%, 22%, 19%, and 14%, respectively, of total mortgage loans sold. No other sales to individual investors accounted for more than 10% of total mortgage loans sold during the three months ended June 30, 2007 and 2006.

During the six months ended June 30, 2007, Accredited sold $2.7 billion, $0.6 billion, and $0.5 billion in mortgage loans to three separate investors, which represented 60%, 12%, 12%, respectively, of total mortgage loans sold. During the six months ended June 30, 2006, Accredited sold $2.0 billion, $1.0 billion, $1.0 billion, $1.0 billion, and $0.7 billion in loans to five separate investors, which represented 29%, 14%, 14%, 14%, and 11%, respectively, of total mortgage loans sold. No other sales to individual investors accounted for more than 10% of total mortgage loans sold during the six months ended June 30, 2007 and 2006.

Credit Repurchase Risk

Accredited’s sales of mortgage loans are subject to standard mortgage industry representations and warranties, material violations of which may require Accredited to repurchase mortgage loans. Additionally, certain whole loan sale contracts include provisions requiring Accredited to repurchase a loan if a borrower fails to make one or more of the first loan payments due on the loan. During the three months ended June 30, 2007 and 2006, mortgage loans repurchased totaled $105.2 million and $38.6 million, respectively, and during the six months ended June 30, 2007 and 2006, mortgage loans repurchased totaled $192.5 million and $53.1 million, respectively, pursuant to these provisions. At June 30, 2007 and December 31, 2006, the reserve for potential future repurchase losses (see Note 9) totaled $45.7 million and $106.1 million, respectively.

Mortgage Loan Products

The following is a description of Accredited’s U.S. mortgage loan products prior to the substantial suspension of U.S. mortgage loan origination operations beginning September 2007.

Accredited offered a range of non-prime mortgage and, to a lesser degree, Alt-A mortgage loan programs, including a variety of mortgage loan programs for first and second mortgages. The key distinguishing features of each program were the documentation required, the mortgage loan-to-value ratios (“LTV”), the mortgage and consumer credit payment history, the property type and the credit score necessary to qualify under a particular program. Nevertheless, each program relied upon an analysis of each borrower’s ability to repay, the risk that the borrower will not repay, the fees and rates charged, the value of the collateral, the benefit provided to the borrower, and the mortgage loan amounts relative to the risk Accredited is taking.

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

Mortgage loans have payment schedules based upon an interest rate that is (1) constant over the life of the mortgage loan, commonly referred to as “fixed-rate mortgages” or “FRMs,” or (2) fixed for the initial six-months, two, three, five or seven years and adjusts after the initial fixed period and every six months thereafter, sometimes referred to as “adjustable-rate mortgage loans” or “ARMs.” Generally, the payments on fixed-rate mortgage loans are calculated to fully repay the mortgage loans in 15 or 30 years. In the case of “balloon” mortgage loans, the payments are based on a 30-year or 40 year repayment schedule, with the unpaid principal balance due in a “balloon” payment at the end of 15 years or 30 years. The payments on adjustable-rate mortgage loans are calculated to fully repay the mortgage loans in 30 years, with payment amount adjustments following interest rate adjustments. Fixed-rate mortgages or adjustable-rate mortgage loans may have initial interest-only periods, typically five years, during which the monthly payments are limited to the amounts required to pay accrued interest due on the mortgage loans. At the end of the interest-only periods, the monthly payments are adjusted to fully repay the mortgage loans over their remaining 25-year terms. Accredited did not offer an interest-only option in conjunction with the 40-year-due-in-30 amortization program.

Geographical Concentration

Properties securing the mortgage loans in Accredited’s servicing portfolio (mortgage loans held for sale, mortgage loans held for investment and off-balance sheet securitizations), including mortgage loans serviced for others, are geographically dispersed throughout the United States. At June 30, 2007 and December 31, 2006, 17% and 14% of the unpaid principal balance of mortgage loans in Accredited’s servicing portfolio were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans serviced did not exceed 10% in any other state at June 30, 2007 and December 31, 2006.

Mortgage loan originations are geographically dispersed throughout the United States and, to a much lesser extent, in Canada. During the three months ended June 30, 2007, 15% and 16% of loans originated were collateralized by properties located in California and Florida, respectively. During the three months ended June 30, 2006, 15% and 12% of loans originated were collateralized by properties located in California and Florida, respectively. During the six months ended June 30, 2007, 15% and 16% of loans originated were collateralized by properties located in California and Florida, respectively. During the six months ended June 30, 2006, 15% and 12% of loans originated were collateralized by properties located in California and Florida, respectively. The remaining originations did not exceed 10% in any other state during either of these periods.

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

4. MORTGAGE LOANS

Mortgage loans held for sale

Mortgage loans held for sale were as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Mortgage loans held for sale (1)	$1,021,441	$2,119,509
Basis adjustment for fair value hedge accounting	249	2,283
Net deferred origination fees	(10,038)	(11,999)
Market valuation allowance (LOCOM)	(40,060)	(36,525)

Mortgage loans held for sale, net	$971,592	$2,073,268

(1)	Includes $80.3 million of Canadian loans at June 30, 2007.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage loans held for investment

Mortgage loans held for investment were as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Mortgage loans securitized	$7,173,918	$7,783,432
Mortgage loans held for securitization (1)	—	883,313
Basis adjustment for fair value hedge accounting	(8,601)	(10,971)
Net deferred origination fees	(29,592)	(38,842)
Allowance for loan losses	(144,160)	(138,250)

Mortgage loans held for investment, net	$6,991,565	$8,478,682

(1)	Includes $123.4 million of Canadian loans at December 31, 2006.

Reserve for Losses

Activity in the reserves was as follows:

	Balance at Beginning of Period	Provision for Losses	Chargeoffs, net	Balance at End of Period
	(in thousands)
Three Months Ended June 30,
2007:
Mortgage loans held for investment	$136,647	$9,988	$(2,475)	$144,160
Real estate owned	59,625	22,158	(7,878)	73,905

Total	$196,272	$32,146	$(10,353)	$218,065

2006:
Mortgage loans held for investment	$115,704	$10,109	$(424)	$125,389
Real estate owned	13,702	2,953	(3,871)	12,784

Total	$129,406	$13,062	$(4,295)	$138,173

Six Months Ended June 30,
2007:
Mortgage loans held for investment	$138,250	$10,431	$(4,521)	$144,160
Real estate owned	40,364	47,039	(13,498)	73,905

Total	$178,614	$57,470	$(18,019)	$218,065

2006:
Mortgage loans held for investment	$106,017	$20,032	$(660)	$125,389
Real estate owned	10,725	9,567	(7,508)	12,784

Total	$116,742	$29,599	$(8,168)	$138,173

The following table summarizes the delinquency amounts for the serviced portfolio, including mortgage loans and real estate owned before fair value adjustment and valuation allowance, but excluding loans serviced on an interim basis (30 days or less):

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2007		December 31, 2006
	Unpaid Principal Amount (3)	Delinquent Principal Over 90 Days	Unpaid Principal Amount (3)	Delinquent Principal Over 90 Days
	(in thousands)
Mortgage loans held for sale(1)	$1,021,441	$83,330	$2,140,523	$111,636
Mortgage loans held for investment	7,201,785	377,010	8,693,995	316,252
Real estate owned	248,716	248,716	145,182	145,182

On balance sheet portfolio	8,471,942	709,056	10,979,700	573,070
Mortgage loans sold servicing retained(2)	—	—	60,428	7,844

Total serviced portfolio	$8,471,942	$709,056	$11,040,128	$580,914

(1)	Includes loans repurchased.
(2)	Includes real estate owned, not included in the accompanying consolidated balance sheets.
(3)	Loans acquired from Aames were recorded at fair value at purchase. The unpaid principal balances do not include these fair value adjustments.

5. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

Accredited uses fair value hedge accounting in accordance with SFAS 133 for certain derivative financial instruments used to hedge its mortgage loans held for sale. Fair value adjustments to mortgage loan carrying amounts are detailed in Note 4. Hedge ineffectiveness recorded in earnings, included as a component of gain on sale of mortgage loans in the consolidated statements of operations, is as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Hedge ineffectiveness losses	$(23)	$(387)

	Six Months Ended June 30,
	2007	2006
Hedge ineffectiveness gains (losses)	$310	$(866)

Cash Flow Hedges

Accredited utilizes cash flow hedge accounting on the variable rate portion of its securitization debt in accordance with the provisions of SFAS 133. A total of $3.1 million in net effective gains before taxes, included in other comprehensive income at June 30, 2007, is expected to be recognized in earnings during the next twelve months.

Hedge ineffectiveness recorded in earnings, included as a component of interest expense in the consolidated statements of operations, is as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Hedge ineffectiveness gains	$2,995	$600

	Six Months Ended June 30,
	2007	2006
Hedge ineffectiveness gains	$7,966	$1,100

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective unrealized gains, net of effective unrealized losses, recorded in other comprehensive net income (loss), reported as a component of stockholders’ equity is as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Effective unrealized gains, net of effective unrealized losses	$16,274	$26,652
Related income tax expense (1)	(1,765)	(9,570)

Net amount deferred to other comprehensive net income	$14,509	$17,082

	Six Months Ended June 30,
	2007	2006
Effective unrealized gains, net of effective unrealized losses	$2,389	$52,246
Related income tax expense (1)	(1,765)	(19,419)

	$624	$32,827

(1)	The tax above is related to unrealized gains in Canada; no benefit has been recorded for losses in the U.S.

The following table presents the fair value of the Company’s derivative instruments, including margin account balances at:

	June 30, 2007		December 31, 2006
	Notional amount	Fair value	Notional amount	Fair value
	(in thousands)
Eurodollar futures	$900,000	$(95)	$6,201,784	$10,304
Options on Eurodollar futures	703,310	87	630,342	2,803
Interest rate swaps	4,959,515	31,640	2,363,702	490
Interest rate caps	1,049,785	2,580	880,717	7

	$7,612,610	34,212	$10,076,545	13,604

Margin account balances	N/A	6,646	N/A	37,841

Total		$40,858		$51,445

The fair value of derivative liabilities of $2.5 million and $31.7 million at June 30, 2007 and December 31, 2006, respectively, which are included in accrued expenses and other liabilities on the consolidated balance sheet, have been netted against the fair value of derivative assets shown in the table above. Notional swap amounts are not shown for securitizations in which we reverse the position of the swap embedded in the securitization trust; for these transactions the economic notional hedge amount and the net fair value of the derivatives is zero.

The change in the fair value of derivative financial instruments and the related hedged asset or liability recorded in the consolidated statements of operations is as follows:

	Interest Income	Interest Expense	Gain on Sale	Total
	(in thousands)
Three Months Ended June 30,
2007:
Net unrealized gain	$1,814	$5,009	$118	$6,941
Net realized gain	—	3,552	4,348	7,900

Total	$1,814	$8,561	$4,466	$14,841

2006:
Net unrealized gain (loss)	$1,304	$(9,450)	$(8,113)	$(16,259)
Net realized gain	—	19,339	20,430	39,769

Total	$1,304	$9,889	$12,317	$23,510

Six Months Ended June 30,
2007:
Net unrealized gain (loss)	$3,635	$25,489	$(8,374)	$20,750
Net realized gain (loss)	—	(4,494)	548	(3,946)

Total	$3,635	$20,995	$(7,826)	$16,804

2006:
Net unrealized gain (loss)	$1,977	$(15,395)	$(12,541)	$(25,959)
Net realized gain	—	32,801	28,863	61,664

Total	$1,977	$17,406	$16,322	$35,705

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. CREDIT FACILITIES-MORTGAGE LOANS HELD FOR SALE

Committed credit facilities for mortgage loans held for sale (warehouse credit facilities) consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
$750 million warehouse credit facility expiring March 2008	$512,556	$—
$600 million warehouse credit facility expiring March 2008 (1)	324,082	44,785
$650 million warehouse credit facility expired July 2007	9,385	358,504
$75.5 million warehouse credit facility expired July 2007 (2)	32,290	96,926
$141.6 million warehouse credit facility expiring June 2008 (2)	—	—
$300 million warehouse credit facility terminated April 2007	—	150,051
$600 million warehouse credit facility expired August 2007	—	301,462
$660 million warehouse credit facility terminated March 2007	—	401,081
$500 million warehouse credit facility terminated March 2007	—	300,035
$500 million warehouse credit facility terminated March 2007	—	232,506
Other credit facility expired March 2007	—	20,914
$2.5 billion in asset-backed commercial paper terminated May 2007	—	879,813

Total credit facilities	$878,313	$2,786,077

(1)	Interest at overnight LIBOR plus a specified spread.
(2)	Interest at one-month Bankers’ Acceptance rate plus a spread.

The outstanding warehouse facilities accrued interest based on one-month LIBOR, overnight LIBOR or, for Canada, one-month Bankers’ Acceptance rate for Canada, in each case plus a spread. The spread varied depending on the mortgage asset class being financed. The interest rates ranged from 5.82% to 6.57% as of June 30, 2007.

The warehouse facilities are collateralized by mortgage loans held for sale and certain restricted cash (see Note 2).

As part of its financing strategy, Accredited maintained a $2.5 billion asset-backed commercial paper (“ABCP”) facility. Under the ABCP, the funding of mortgage loan originations was financed through the issuance of (i) short-term liquidity notes (“SLN”) with maturities ranging from one to one hundred eighty days and (ii) subordinated notes of $80 million. This facility was repaid and voluntarily terminated in May 2007.

Our credit facilities contain extensive restrictions and covenants including minimum profitability, interest coverage, liquidity, and net worth requirements and limitations on other indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate payment which may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under the other facilities. From January 1 to October 17, 2007, several of the covenant requirements were amended or waived to allow Accredited to remain in compliance with all requirements at period end. We anticipate requiring additional amendments to or waivers of these covenants during 2007, and there can be no assurances the lenders will so agree. In the event such amendments or waivers are required and Accredited is unable to obtain them, it could have a material and adverse impact on our ability to fund mortgage loans.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended March 31, 2007, the Company sold substantially all of its loans held for sale and entered into a term loan agreement (see Note 7) providing cash and liquidity which was used to repay many of the warehouse facilities, after which such facilities were terminated or allowed to expire. Specifically, by August 31, 2007 the Company had repaid and terminated, or allowed to expire, the warehouse facilities provided by Lehman Brothers Bank, FSB, by Residential Funding Company, LLC, by Goldman Sachs Mortgage Company, by Merrill Lynch Bank USA, by Morgan Stanley Mortgage Capital Holdings LLC, by Natixis Real Estate Capital Inc. (formerly known as IXIS Real Estate Capital Inc.) and by Merrill Lynch Canada Capital Inc.

The Company, on March 30, 2007, amended the Amended and Restated Master Repurchase Agreement, dated as of December 30, 2005, with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), and, on March 29, 2007, entered into a Master Repurchase Agreement with Wachovia Bank, N.A. (“Wachovia”). Under the amended agreement with CSFB, the term of the CSFB repurchase facility was extended through March 28, 2008, and the maximum committed amount available for borrowing remained at $600 million. Under the agreement with Wachovia, as subsequently amended on May 1, 2007 and on July 5, 2007, the term of the Wachovia repurchase facility was extended through March 25, 2008, and the maximum committed amount available for borrowing was increased to $1 billion.

On September 4, 2007, the Company entered into an amendment to the Master Repurchase Agreement with Wachovia and on September 5, 2007 entered into an amendment to the Amended and Restated Master Repurchase Agreement with CSFB, effective on and after July 31, 2007. Pursuant to these amendments, the parties modified the definition of “Adjusted Tangible Net Worth” to include the amount of the Company’s trust preferred securities issued January 11, 2007 (see Note 7). In addition, the CSFB amendment contains an additional sublimit for performing aged warehouse loans.

Accredited anticipates that its borrowings will be repaid from net proceeds from the sale of mortgage loans and other assets, cash flows from operations, or from refinancing the borrowings.

7. SECURITIZATION AND OTHER FINANCING

Securitization and other financing consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Securitized bond financing	$6,760,948	$7,281,479
Canadian mortgage loan financing conduit	345,431	345,260
Other borrowings	327,025	24,742

	7,433,404	7,651,481
Unamortized discounts	(22,668)	(8,639)

Total financing, net	$7,410,736	$7,642,842

Securitized Bond Financing

At June 30, 2007, securitized bond financing included securitized bonds bearing interest at fixed rates (ranging from 2.90% to 5.68%) and at variable rates indexed to one-month LIBOR plus a spread (ranging from .04% to 2.75%) maturing through 2037. The bonds were collateralized by mortgage loans held for investment with an aggregate principal balance outstanding of $6.9 billion and $7.5 billion at June 30, 2007 and December 31, 2006, respectively. Unamortized debt issuance costs included in prepaid expenses and other assets were $20.8 million and $23.1 million at June 30, 2007 and December 31, 2006, respectively.

Amounts collected on the mortgage loans are remitted to the respective trustees, who in turn distribute such amounts each month to the bondholders, together with other amounts received related to the mortgage loans, net of fees payable to Accredited, the trustee and the insurer of the bonds. Any remaining funds after payment of fees and distribution of principal are known as “excess interest”.

The securitization agreements require that a certain level of overcollateralization be maintained for the bonds. A portion of the excess interest may be initially distributed as principal to the bondholders to increase the level of over-collateralization. Once a certain level of overcollateralization has been reached, excess interest is no longer distributed as principal to the bondholders, but, rather, is passed through to Accredited. Should the level of overcollateralization fall below

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a required level, excess interest will again be paid as principal to the bondholders until the required level has been reached. The securitization agreements also provide that if delinquencies or losses on the underlying mortgage loans exceed certain maximums, the required level of credit enhancement is increased.

Due to the potential for prepayments of mortgage loans, the early distribution of principal to the bondholders and the optional clean-up call available under such securitizations, the bonds are not necessarily expected to be outstanding through the maturity date.

Canadian Mortgage Loan Financing Conduit

The facility bears interest at variable rates indexed to the prevailing commercial paper rate plus a spread (ranging from 0.25% to 0.85%). The notes are collateralized by Canadian residential mortgage loans originated by Accredited with an outstanding principal balance of $350.3 and $351.0 million at June 30, 2007 and December 31, 2006, respectively, which are included in mortgage loans held for investment. In addition, $18.7 million and $17.8 million at June 30, 2007 and December 31, 2006, respectively, of restricted cash is pledged as collateral (see Note 2).

Other Borrowings

Accredited also maintains a Senior Secured Credit Agreement which is secured by mortgage servicing rights and servicing advances related to Accredited’s securitizations. On March 30, 2007, the Company, as part of the Farallon Loan (described below), capped the amount that can be borrowed under this facility at $49 million. The notes bear interest at LIBOR plus a spread of 1.5% for borrowings secured by servicing advances and 1.75% for borrowings secured by servicing rights. The balance outstanding was $41.0 million and $8.4 million at June 30, 2007 and December 31, 2006, respectively.

On August 30, 2007, the Company entered into an amendment to the Senior Secured Credit Agreement, effective on and after July 31, 2007. Pursuant to the amendment, the parties modified the definition of “Adjusted Tangible Net Worth” to include the amount of the Company’s trust preferred securities (see below). In addition, the amendment clarified additional terms and conditions contained in the Senior Secured Credit Agreement and capped the amount that could be borrowed under the facility at $34 million. On September 19, 2007, the lender’s obligations under this facility were assumed by Lone Star and the $34 million cap on borrowings under the facility was removed such that the maximum amount that can be borrowed under the facility is $49 million.

On March 30, 2007, the Company and certain of its subsidiaries entered into a secured five-year term Loan Agreement with Mortgage Investment Fundings, L.L.C. (“MIF”), a lending entity managed by Farallon Capital Management (the “Farallon Loan”). Pursuant to the Loan Agreement, MIF extended term loans guaranteed by the Company in an aggregate principal amount of $230 million ($130 million with AHL and $100 million with REIT). Interest accrues on the loan at 13% per annum and is payable quarterly. In conjunction with the Farallon Loan, the Company (i) issued to MIF a warrant to purchase 3,226,431 shares of common stock of the Company at an exercise price of $10 per share and (ii) granted to MIF certain preemptive rights to purchase additional equity securities of the Company, certain registration rights with respect to its equity securities in the Company, and Board of Directors observer rights. The loans may be prepaid in full at any time, subject to payment of a premium of 7% of amounts prepaid during the first two years of the facility and a lesser premium thereafter. Upon the occurrence of a change of control, the lenders may demand prepayment of the loans and the loans shall be prepaid in full with a premium of 2% of the amount prepaid. At June 30, 2007 the balance outstanding under this agreement was $214.2 million, net of the discount, which represented the fair value of the warrants at March 30, 2007. The warrants are included in accrued expenses and other liabilities at their current fair value of $15.7 million at June 30, 2007 because the Company was required under certain circumstances to purchase the warrants from the holder pursuant to put rights. In connection with the Lone Star merger, the warrants were cancelled in exchange for a per share cash payment by Lone Star equal to the difference between the $11.75 per share price offered by Lone Star for the Company’s common stock and the $10 per share exercise price of the warrants. The warrants have been adjusted to estimated fair value at the end of each quarter since the warrants were granted. Subsequent to June 30, 2007 MIF exercised its option under the change of control provisions of the Loan Agreement to demand payment (see Note 16).

On January 11, 2007, Accredited issued trust preferred securities, the net proceeds of which were $54.2 million. These unsecured securities have a 30-year term and are callable after January 30, 2012. Interest accrues at 9.01% until January 30, 2012, and at three-month LIBOR plus 3.95% thereafter. At June 30, 2007 the balance outstanding under this agreement was $56.0 million.

Our credit facilities contain extensive restrictions and covenants including minimum profitability, interest coverage, liquidity, and net worth requirements and limitations on total indebtedness (see Note 6).

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the expected repayments relating to the securitization and other financing at June 30, 2007:

(in thousands)
Six months ending December 31, 2007	$1,447,153
Years ending December 31:
2008	1,982,190
2009	1,293,872
2010	798,040
2011	483,720
2012	529,565
Thereafter	898,864

Total	$7,433,404

8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of significant items comprising Accredited’s net deferred tax (liability) assets were as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Deferred tax assets:
Net operating losses	$212,825	$26,200
Market reserve on mortgage loans held for sale	34,244	40,457
Loan securitizations	108,328	111,348
State taxes	81	1,291
Other reserves and accruals	53,085	71,726

Total deferred tax assets	408,563	251,022

Deferred tax liabilities:
Mortgage loans held for sale	(21,786)	(6,858)
Mortgage-related securities	(8,393)	(8,239)
Cash flow hedging	(2,195)	(3,225)

Total deferred tax liabilities	(32,374)	(18,322)

Net deferred tax asset before valuation allowance	376,189	232,700
Valuation allowance	(257,654)	(112,140)

Net deferred tax asset after valuation allowance	$118,535	$120,560

The income tax provision consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Current:
Federal	$1,939	$37,380	$5,092	$61,267
Foreign	2,838	—	5,838	—
State	297	8,073	785	14,202

Total current provision	5,074	45,453	11,715	75,469

Deferred:
Federal	19	(14,364)	3,225	(18,061)
State	66	(2,817)	(170)	(4,418)

Total deferred provision (benefit)	85	(17,181)	3,055	(22,479)

Total provision	$5,159	$28,272	$14,770	$52,990

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred income tax (benefit) expense resulted from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The primary sources of these differences were the origination and reversal of mortgage securitizations where taxable income has been recognized in excess of book income and various reserves and accruals in which book deductions exceed tax deductions.

The following is a reconciliation of the provision computed using the statutory federal income tax rate to the income tax provision reflected in the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Federal income tax at statutory rate	$(23,627)	$25,206	$(110,450)	$47,268
State income tax, net of federal effects	(4,231)	3,417	(19,206)	6,360
Federal/state valuation allowance	33,919	—	144,867	—
REIT dividends on preferred stock	(873)	(873)	(1,746)	(1,746)
Other	(29)	522	1,305	1,108

Total provision	$5,159	$28,272	$14,770	$52,990

For the six months ended June 30, 2007 the Company has recognized tax expense of $14.8 million against a net loss before income taxes of $317.3 million. The tax expense was attributed to profits generated in Canada, federal and state minimum income taxes incurred despite the overall losses, and the accrual of interest relating to its liability for uncertain tax positions recorded under FIN 48. No benefit was recorded in the current period for losses generated due to the increase in the Company’s valuation allowance recorded against its deferred tax assets.

As a result of losses incurred in 2007 which indicate uncertainty as to the availability of future taxable earnings, it is not likely that 100% of our accumulated deferred tax asset will be realized. As such, a valuation allowance of $257.7 million has been established decreasing the total accumulated net deferred tax asset of $376.2 million to the $118.5 million reported in the table above. The net deferred tax asset primarily represents federal and state income taxes paid in prior years which may be recovered by future losses as a result of reversing deductible temporary differences.

In July 2006, the FASB issued FIN 48 that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The Company is subject to taxation in the U.S., various state and foreign tax jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the U.S., foreign and state tax authorities due to the existence of net operating loss carry-forwards.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Through the second quarter of 2007, the Company’s liability for unrecognized tax benefits was increased by $0.3 million to a balance of $9.5 million at June 30, 2007. The increase was the result of the accrual of additional interest on the liabilities for uncertain tax positions for certain federal, foreign and state tax returns.

9. ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable and accrued liabilities were as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Accrued liabilities—payroll	$21,679	$28,591
Accrued liabilities—merger transaction and direct acquisition costs	15,234	23,084
Accrued liabilities—general	80,755	71,769
Derivative liabilities	2,542	31,703
Reserve for repurchases and premium recapture	48,847	110,909

Total	$169,057	$266,056

Activity in the reserve for repurchases and premium recapture was as follows:

	Balance at Beginning of Period	Additions to Reserves	Losses Incurred (2)	Balance at End of Period
	(in thousands)
Three Months Ended June 30,
2007:
Mortgage loans held for investment	$57,851	$4,296	$(16,426)	$45,721
Real estate owned	3,902	(294)	(482)	3,126

Total	$61,753	$4,002	$(16,908)	$48,847

2006:
Mortgage loans held for investment	$8,042	$1,864	$(1,220)	$8,686
Real estate owned	3,588	2,125	(1,837)	3,876

Total	$11,630	$3,989	$(3,057)	$12,562

Six Months Ended June 30,
2007:
Mortgage loans held for investment	$106,111	$26,346	$(86,736)	$45,721
Real estate owned	4,798	2,050	(3,722)	3,126

Total	$110,909	$28,396	$(90,458)	$48,847

2006:
Mortgage loans held for investment	$7,434	$2,913	$(1,661)	$8,686
Real estate owned	3,317	4,230	(3,671)	3,876

Total	$10,751	$7,143	$(5,332)	$12,562

(1)	Reduces gain on sale of mortgage loans in the accompanying consolidated statement of operations.
(2)	Losses include cash settlements with investors to eliminate future repurchases.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. GAIN (LOSS) ON WHOLE LOAN SALES

The components of gain (loss) on sale of mortgage loans were as follows for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross gain (loss) on sale of mortgage loans	$14,645	$79,991	$(132,528)	$143,851
Net gain (loss) on derivatives	4,466	12,317	(7,826)	16,322
Provisions for market valuation (LOCOM), repurchases, and premium recapture	(38,598)	(19,600)	(92,009)	(22,058)
Net origination points and fees	21,431	20,757	66,435	39,293
Direct mortgage loan origination expenses	(3,501)	(12,792)	(14,507)	(26,182)

Gain (loss) on sale of mortgage loans, net	$(1,557)	$80,673	$(180,435)	$151,226

12. STOCK-BASED COMPENSATION

Prior to the merger with Lone Star, Accredited had three types of equity instruments issued under its share-based compensation programs: stock options, restricted stock units, and restricted stock awards. Accredited discontinued its Employee Stock Purchase Plan on December 31, 2005.

Stock Option Plans

Accredited’s 1995 Executive Stock Option Plan, 1995 Stock Option Plan, 1998 Stock Option Plan, and 2002 Stock Option Plan (collectively the “Stock Option Plans”), provided for the issuance of stock options to eligible directors, employees and consultants. Accredited’s 2002 Stock Option Plan (“2002 Plan”) was adopted by the Board of Directors and approved by the stockholders in 2002. The share reserve established in the 2002 Plan consisted of the number of shares remaining available for option grants and the number of options outstanding under all stock option plans.

Stock options were generally granted with an exercise price equal to the closing market price on the date of grant, had a term of 10 years and vested within four years from the date of grant. However, on February 22, 2007, 100,000 options were granted to two members of executive management with an exercise price of $27.77 when the market value was $23.60. The remaining options granted during 2007 were granted at the market price at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option model. The assumptions used in the option-pricing model for options granted during the three and six months ended June 30, 2007 and 2006 are noted in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average risk-free rate	4.57%	4.96%	4.76%	4.74%
Weighted-average expected life	3.9 yrs	3.9 yrs	3.8 yrs	3.9 yrs
Expected volatility	87%	43%	50%	43%
Dividend yield	0%	0%	0%	0%
Weighted-average grant date fair value	$7.40	$21.13	$9.79	$19.77

A summary of the change in options outstanding under Accredited’s Stock Option Plans during the six months ended June 30, 2007, follows:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2006	1,523	$32.49
Options granted	581	$25.52
Options exercised	(47)	$5.51
Options cancelled	(464)	$34.44

Outstanding at June 30, 2007	1,593	$30.19

Options exercisable at June 30, 2007	735	$24.87

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three and six months ended June 30, 2007, approximately $1.4 and $3.0 million of compensation expense related to stock options was recorded, respectively. At June 30, 2007 Accredited had $1.7 million of net unrecognized compensation expense related to the stock option plans that will be recognized in future periods.

In connection with the merger with Lone Star, all outstanding stock options were cancelled and no further options will be granted under the Stock Option Plans.

Deferred Compensation Plan

Accredited’s Deferred Compensation Plan (the “DCP”) was adopted by the Board of Directors and approved by the stockholders in 2002, and became effective on January 1, 2003. The plan is an unfunded, nonqualified deferred compensation plan that benefits directors, certain designated key members of management and key employees. Prior to September 1, 2007, participants under the plan could defer up to 100% of their base salary, director fee, bonus and/or commissions on a pre-tax basis. Effective for compensation earned after September 1, 2007, the plan was amended to suspend all such deferrals. The DCP permits the granting of restricted stock units (“RSUs”) to eligible participants. The RSUs generally vest 50% two years from the date of grant and 25% each year thereafter until fully vested and are payable in the Company’s common stock upon distribution. RSUs granted to directors vest after 2 years. The fair value of restricted stock is based upon the market price of the underlying common stock at the date of grant. The per share weighted-average grant date fair value of units granted during the three and six months ended June 30, 2007 was $11.68, and $27.01, respectively. The per share weighted-average grant date fair value of units granted during the three and six months ended June 30, 2006 was $57.79 and $52.30, respectively.

A summary of the change in RSUs outstanding under Accredited’s DCP during the six months ended June 30, 2007, follows:

Units
(in thousands)
Outstanding at December 31, 2006	655
Granted	93
Released	(59)
Forfeited	(50)

Outstanding at June 30, 2007	639

Units vested not converted	245

For the three and six months ended June 30, 2007, approximately $1.5 and $3.2 million of compensation expense related to restricted stock units was recorded.

In connection with the merger with Lone Star, all outstanding RSUs under the DCP were converted into cash accounts in the amount of $11.75 per RSU with each such account remaining subject to the same vesting and distribution restrictions as the related RSUs, and no further RSUs will be granted under the DCP.

Restricted Stock Awards

Accredited issued 41,000 shares of restricted stock shares to two of its officers in 2005 as an inducement to employment. The expense for these shares is recognized over the awards’ five-year vesting period. A summary of the change in the restricted stock awards during the six months ended June 30, 2007 follows:

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Awards
(in thousands)
Outstanding at December 31, 2006	36
Granted	—
Released	(12)
Forfeited	—

Outstanding at June 30, 2007	24

For the three and six months ended June 30, 2007, approximately $0.1 and $0.2 million of compensation expense related to restricted stock units was recorded, respectively.

During the three months ended June 30, 2007, Accredited did not grant additional restricted stock awards. In connection with the acquisition by Lone Star, all outstanding restricted stock awards were fully vested and converted into cash in the amount of $11.75 per share, and no further restricted stock awards will be granted.

13. EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the weighted average number of vested, restricted common stock units for the period. Diluted earnings per share reflects the potential dilution that could occur if net income (loss) were divided by the weighted average number of common shares and unvested, restricted common stock units, plus potential common shares from outstanding stock options, unvested restricted stock units, and warrants where the effect of those securities is dilutive.

The computations for basic and diluted earnings (loss) per share are as follows:

	Net Income (loss) (numerator)	Shares (denominator)	Per Share Amount
	(in thousands, except per share amounts)
Three Months Ended June 30, 2007:
Basic earnings (loss) per share	$(76,887)	25,355	$(3.03)

Effect of dilutive shares:
Stock options		—
Restricted stock units		—
Warrants		—

Diluted earnings (loss) per share	$(76,887)	25,355	$(3.03)

Potentially dilutive shares not included above since they are antidilutive		2,554

Three Months Ended June 30, 2006:	$41,250	21,676	$1.90

Effect of dilutive shares:
Stock options		462
Restricted stock units		220

Diluted earnings per share	$41,250	22,358	$1.84

Potentially dilutive shares not included above since they are antidilutive		521

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Net Income (numerator)	Shares (denominator)	Per Share Amount
	(in thousands, except per share amounts)
Six Months Ended June 30, 2007:
Basic earnings (loss) per share	$(337,055)	25,318	$(13.31)

Effect of dilutive shares:
Stock options		—
Restricted stock units		—
Warrants		—

Diluted earnings (loss) per share	$(337,055)	25,318	$(13.31)

Potentially dilutive shares not included above since they are antidilutive		2,198

Six Months Ended June 30, 2006:
Basic earnings per share	$77,073	21,615	$3.57

Effect of dilutive shares:
Stock options		480
Restricted stock units		241

Diluted earnings per share	$77,073	22,336	$3.45

Potentially dilutive shares not included above since they are antidilutive		372

14. COMMITMENTS AND CONTINGENCIES

In the normal course of business to meet the financing needs of its borrowers, Accredited is party to financial instruments with off-balance sheet risk. These financial instruments primarily represent commitments to fund loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized on the balance sheet. The credit risk is mitigated by Accredited’s evaluation of the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. Accredited does not guarantee interest rates to potential borrowers when an application is received. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. Accredited commits to originate loans, in many cases dependent on the borrower’s satisfying various terms and conditions. These commitments totaled $528 million as of June 30, 2007.

Commitments to sell loans generally have fixed expiration dates or other termination clauses and may require payment of a commitment or a non-delivery fee.

Accredited periodically enters into other loan sale commitments. At June 30, 2007 forward loan sale commitments awaiting settlement amounted to $41 million.

Accredited’s mortgage banking business is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”). Those rules and regulations require, among other things, that Accredited maintain a minimum net worth of $250,000. Accredited was in compliance with these requirements at June 30, 2007.

From time to time, Accredited enters into certain types of contracts that contingently require Accredited to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of Accredited’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of these obligations cannot be reasonably estimated. Historically, Accredited has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2007.

Accredited has irrevocably and unconditionally agreed to pay in full to the holders of each share of the REIT’s Series A Preferred Shares: (i) all accrued and unpaid dividends, (ii) the redemption price, and (iii) the liquidation preference. See further discussion under Note 10—Minority Interest in REIT Subsidiary.

Legal Matters-

In October 2007, as a result of the merger with Lone Star, AHLHC succeeded to the position of LSF5 Accredited Merger Co., Inc., as a defendant in a class action lawsuit, McNeil, et al. v. Lone Star Fund V (U.S.), L.P., et al., brought in the United States District Court for the Central District of California. The complaint alleges that the failure of defendants to consummate the purchase of AHLHC at the original price of $15.10 per share constitutes a breach of contract as to each of the defendants and a breach of guaranty by defendant Lone Star Fund V (U.S.), L.P. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, attorneys’ fees, and any other relief the court may grant. AHLHC has not been served with the complaint, is unaware of any motion to certify the class having been filed or of any ruling on the merits of either the plaintiff’s individual claims or those of the putative class, and intends to vigorously defend this action if served. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company’s possible loss, if any, in the lawsuit. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on the Company’s financial position and results of operations.

In October 2007, AHLHC and AHL were named in a class action complaint, Seigel v. Accredited Home Lenders, Inc. et al., brought in the Superior Court of the State of California, County of Los Angeles. The complaint alleges that AHLHC and AHL violated the Worker Adjustment and Retraining Notification (“WARN”) Act by failing to provide 60 days’ notice to plaintiffs who were terminated through no fault of their own as part of or as the reasonable consequence of a mass layoff and/or plant closing effectuated by AHL on or about August 22, 2007. The plaintiffs seek to recover, on behalf of themselves and other similarly situated former employees, the alleged wages for the work days in the 60 calendar days prior to their respective terminations along with benefits, interest, attorneys’ fees and costs of suit. Neither AHLHC nor AHL has been served with the action, a motion to certify a class has not been filed, and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class. The Company intends to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company’s possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2007, AHLHC and AHL were served with a class action complaint, Hayes v. Accredited Home Lenders Holding, Co.et al., brought in the United States District Court for the Southern District of California. The complaint alleges that AHLHC and AHL violated the WARN Act by failing to provide 60 days’ notice to plaintiffs who were terminated through no fault of their own as part of or as the reasonable consequence of a mass layoff and/or plant closing effectuated by AHL on or about August 22, 2007. The plaintiffs seek to recover, on behalf of themselves and other similarly situated former employees, the alleged wages for the work days in the 60 calendar days prior to their respective terminations along with benefits, interest, attorneys’ fees and costs of suit. A motion to certify a class has not been filed, and there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and the Company intends to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company’s possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

In August 2007, AHLHC and AHL were served with a class action complaint, Taylor v. Accredited Home Lenders Holding, Co. and Accredited Home Lenders, Inc. brought in the United States District Court for the Southern District of California. The complaint alleges AHLHC and AHL violated the Equal Credit Opportunity Act and Fair Housing Act by charging, through the use of a discretionary pricing policy, a higher Annual Percentage Rate (“APR”) to African-American borrowers than the APR charged to similarly situated Caucasian borrowers. The plaintiff seeks to recover, on behalf of herself and other similarly situated African-American borrowers, compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys’ fees and costs of suit. Neither AHLHC nor AHL have been served with the action, a motion to certify a class has not been filed, there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and AHLHC and AHL intend to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company’s possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

In August 2007, AHL was served with a class action complaint, Viera et al. v. Accredited Home Lenders Holding, Inc.[sic], brought in the United States District Court for the Western District of Texas. The complaint alleges that AHL violated the WARN Act by failing to provide 60 days’ notice to plaintiffs who were terminated through no fault of their own as part of or as the reasonable consequence of a mass layoff and/or plant closing effectuated by AHL on or about August 10 and 22, 2007. The plaintiffs seek to recover, on behalf of themselves and other similarly situated former employees, the alleged wages for the work days in the 60 calendar days prior to their respective terminations along with benefits, interest, attorneys’ fees and costs of suit. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and AHL intends to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company’s possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

In August 2007, AHLHC filed a complaint, Accredited Home Lenders Holding Co. v. Lone Star Fund V (U.S.), L.P., et al, in the Court of Chancery of the State of Delaware for New Castle County. The complaint alleged that Lone Star Fund V (U.S.), L.P. (“Lone Star”) and two of its affiliates breached contractual obligations to, among other things, close the tender offer for AHLHC’s common stock pending under the Agreement and Plan of Merger entered into among such affiliates and AHLHC (the “Merger Agreement”). AHLHC sought specific performance of the contractual obligations or, in the alternative, damages for breach of contract. On September 21, 2007, the parties entered into a settlement agreement and filed a stipulation and order staying the litigation pending performance under the settlement agreement and the Merger Agreement, as amended. Upon the completion of Lone Star’s acquisition of the Company, the action was dismissed with prejudice.

In July 2007 AHL, AHLHC and the REIT were served with a complaint, National Community Reinvestment Coalition (“NCRC”) v. Accredited Home Lenders Holding Company [sic], et al., brought in the United States District Court for the District of Columbia. The complaint alleges that AHLHC, AHL and the REIT engaged in a practice of discriminating against African-Americans and Latinos by requiring minimum property values of $100,000 on row homes for certain loan programs and prohibiting the use of row homes as collateral for certain other loan programs, without business justification for those restrictions. Plaintiff seeks compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys’ fees and costs of suit. There has been no ruling on the merits of plaintiff’s claims. The Company intends to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but the Company does not believe it will suffer any material loss in this lawsuit or that it will have a material adverse effect on its financial position or results of operations.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2007, AHL was named in a class action complaint, National Association for the Advancement of Colored People (NAACP) v. Ameriquest Mortgage Company, et al., brought in the United States District Court for the Central District of California. The NAACP filed the action on behalf of itself and its African-American members, alleging that AHL and 12 other lenders violated the Fair Housing Act, Equal Credit Opportunity Act, and Civil Rights Act by steering African-American applicants who would otherwise qualify for prime loans into non-prime loans and charging African-American borrowers higher interest rates and fees than similarly situated Caucasians. Plaintiff seeks, on behalf of itself and others similarly situated, declaratory and injunctive relief and recovery of attorneys’ fees and costs of suit. AHL has not been served with the complaint and is unaware of any motion to certify the class having been filed or of any ruling on the merits of either the plaintiff’s individual claims or those of the putative class. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but the Company does not believe it will suffer any material loss in this lawsuit or that it will have a material adverse effect on its financial position or results of operations.

In June 2007, AHLHC was served with two class action complaints, Korsinski v. Accredited Home Lenders Holding Co., et al. and Wan v. Accredited Home Lenders Holding Co., et al., brought in the Superior Court of the State of California, County of San Diego. The complaints allege breaches of fiduciary duty by AHLHC and members of its Board of Directors in connection with AHLHC’s entry into the Merger Agreement with affiliates of Lone Star. Plaintiffs sought to enjoin the tender offer for AHLHC common stock which was pending under the Merger Agreement, and recovery of attorneys’ fees and costs of suit. The Korsinski matter was voluntarily dismissed by the plaintiff without prejudice. The Wan matter has been resolved, subject to a fairness hearing, for an amount immaterial to the Company’s financial condition or results of operations.

In March 2007, AHLHC was served with a class action complaint, Atlas v. Accredited Home Lenders Holding Co., et al., brought in the United States District Court for the Southern District of California. The complaint alleges violations of federal securities laws by AHLHC and certain members of senior management. AHLHC is aware that five similar securities class actions, Joory v. Accredited Home Lenders Holding Co., et al., Pourshafie v. Accredited Home Lenders Holding Co., et al., Theda v. Accredited Home Lenders Holding Co., et al., City of Brockton Retirement System v. Accredited Home Lenders Holding Co., and Kornfeld v. James A. Konrath, et al., have been filed in the same court. Pursuant to the Private Securities Litigation Reform Act, these cases have been consolidated and a lead plaintiff has been selected. The consolidated, amended complaint was filed on August 24, 2007, and added as defendants the REIT and certain directors of AHLHC. AHLHC’s and the REIT’s response to this complaint is currently scheduled to be due October 26, 2007. A motion to certify a class has not yet been filed , there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and the Company intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result, is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company’s possible loss, if any, in the consolidated lawsuit. However, the Company believes that any loss in this matter will be substantially or completely covered by insurance and that this matter will not have a material adverse effect on the Company’s financial position or results of operations.

In March 2007, AHL was served with a class action complaint, Edwards v. Accredited Home Lenders, Inc., et al., brought in the United States District Court for the Southern District of Alabama. The complaint alleges violations of the federal Truth in Lending Act for allegedly failing to disclose title insurance charges and recording fees as part of finance charges. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class, and AHL intends to continue to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company’s possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

In February 2007, AHL acknowledged service of a class action complaint, Sierra v. Aames Home Loan, brought in the Superior Court for Los Angeles County, California. As a result of the mergers between AHLHC and Aames Investment Corporation (“AIC”) and between certain of their respective subsidiaries, AHL has succeeded to the litigation interests of AIC and its subsidiaries, including the interest under this matter of Aames Home Loan (a trade name of Aames Funding Corporation (“AFC”)) in this lawsuit. The named plaintiff is a former commissioned loan officer of AFC, and the complaint alleges that AFC violated state law by requiring the plaintiff to work overtime without compensation. The plaintiff seeks to recover, on behalf of himself and other similarly situated employees, the allegedly unpaid overtime, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and AHL intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any,

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company’s possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

In October 2006, as a result of the mergers referenced above, AHL succeeded to the position of AFC under a class action complaint, Miller v. Aames Funding Corporation, filed in the United States District Court, Eastern District of Texas. The complaint alleges that adjustable-rate home equity loans originated by AFC in Texas violate the Texas Constitution’s requirement that such loans be scheduled to be repaid in substantially equal installments. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On September 29, 2006, the court on its own motion stayed the action, pending the resolution of class certification issues in a similar action pending before the court. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class, and AHL intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company’s possible loss, if any, in the lawsuit. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on the Company’s financial position and results of operations.

In October 2006, by virtue of the mergers referenced above, AHLHC and AHL succeeded to the interests of AIC and AFC under the matters of Webb, et al., v. Aames Investment Corporation, et al. (U.S. District Court, Central District of California) and Cooper, et al., v. Aames Funding Corporation (U.S. District Court, Eastern District of Wisconsin), class action complaints which allege violations of the Fair Credit Reporting Act in connection with prescreened offers of credit and are similar in nature to the Phillips matter referenced below. The Cooper matter was transferred to the Central District of California and consolidated with the Webb matter by stipulation of counsel on September 29, 2006. Plaintiffs’ motion for class certification was withdrawn prior the hearing previously scheduled for October 1, 2007, and the matter has been settled, subject to a fairness hearing, for an amount immaterial to the Company’s financial condition or results of operations.

In March 2006, AHL was served with a class action complaint, Cabrejas v. Accredited Home Lenders, Inc., brought in the Circuit Court for Prince George’s County, Maryland. The complaint alleges that AHL’s origination of second lien loans in Maryland violated the Maryland Secondary Mortgage Loan Law (the “SMLL”) and Consumer Protection Act in that fees charged on such loans exceeded 10% of the respective loan amounts. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, disgorgement of fees, pre-judgment interest, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On April 13, 2006, AHL removed the action to the United States District Court, District of Maryland. On May 15, 2006, AHL filed a motion to dismiss plaintiffs’ second cause of action alleging a violation of the Maryland Consumer Protection Act on the basis that full disclosure of the fees cannot be an unfair or deceptive trade practice, which motion was granted on December 4, 2006. On January 3, 2007, plaintiffs filed a Second Amended Complaint, alleging that AHL’s origination in Maryland of second lien loans with balloon payments was also a violation of the SMLL. On July 5, 2007, the court granted AHL’s motion to dismiss this new claim on the basis that the SMLL’s prohibition of balloon payments was and is preempted by the federal Alternative Mortgage Transactions Parity Act. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff’s remaining individual claims or the remaining claims of the putative class, and AHL intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company’s possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

In September 2005, AHL and AHLHC were served with a class action complaint, Phillips v. Accredited Home Lenders Holding Company, et al., brought in the United States District Court, Central District of California. The complaint alleges violations of the Fair Credit Reporting Act in connection with prescreened offers of credit made by AHL. The plaintiff seeks to recover, on behalf of the named plaintiff and similarly situated individuals, damages, pre-judgment interest, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On January 4, 2006, the plaintiff re-filed the action in response to the court’s December 9, 2005, decision granting AHL’s and AHLHC’s motion to (1) dismiss with prejudice plaintiff’s claim that AHL’s offer of credit failed to include the clear and conspicuous disclosures required by FCRA, (2) strike plaintiff’s request for declaratory and injunctive relief, and (3) sever plaintiff’s claims as to AHL and AHLHC from those made against other defendants unaffiliated with AHL or AHLHC. Plaintiff’s remaining claim is that AHL’s offer of credit did not meet FCRA’s “firm offer” requirement. On May 15, 2007, the court granted plaintiff’s motion to certify two subclasses, the first consisting of 58,750 recipients of the initial mailer received by the named plaintiff, and a second consisting of 70,585 recipients of the second mailer received by the named plaintiff. On May 24, 2007, AHL and AHLHC filed a Petition for Leave to Appeal with the Ninth Circuit Court of Appeals, seeking an immediate appeal from the Order granting class certification and a stay of the action in the District Court pending the outcome of that appeal. On September 14, 2007, the Ninth Circuit Court of Appeals denied the Petition filed by AHL and AHLHC. This matter has been settled, subject to a fairness hearing, for an amount immaterial to the Company’s financial condition and results of operations.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2004, AHL was served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The named plaintiff is a former commissioned loan officer of AHL, and the complaint alleges that AHL violated California and federal law by misclassifying the plaintiff and other non-exempt employees as exempt employees, failing to pay the plaintiff on an hourly basis and for overtime worked, and failing to properly and accurately record and maintain payroll information. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. AHL has been served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action. The parties have agreed to, and the court has approved, a settlement with respect to the named plaintiffs and with respect to a class of current and former AHL employees which the court has certified for settlement purposes. The amount payable by the Company under the settlement is approximately $1.8 million, which was accrued for in 2006.

In December 2002, AHL was served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which AHL does business and the common law of unjust enrichment. The complaint alleges that AHL has a practice of misrepresenting and inflating the amount of fees it pays to third parties in connection with the residential mortgage loans that it funds. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid AHL to pay, or reimburse AHL’s payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to AHL for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid to AHL and the amount AHL paid to the third party and (2) a nationwide class of claimants with respect to an unjust enrichment cause of action included in the original complaint who, since November 19, 1997 paid money to AHL for third- party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid AHL and the amount AHL paid the third party. There has not yet been a ruling on the merits of either the plaintiffs’ individual claims or the claims of the class, and AHL intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, that may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company’s possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial condition or results of operations.

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

15. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$266,892	$211,418
Income taxes	$(19,146)	$138,696
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of mortgage loans held for sale to mortgage loans held for investment	$—	$2,053,827
Transfer of mortgage loans held for sale to real estate owned, net of reserve	$43,007	$14,460
Transfer of mortgage loans held for investment to real estate owned, net of reserve	$92,863	$20,439

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

On July 23, 2007 the Panel determined to continue listing our common stock provided that we filed with the SEC our 10-K by September 12, 2007 and our 10-Q for the first quarter of 2007 by September 18, 2007. We filed our 10-K with the SEC on August 2, 2007 and our 10-Q for the first quarter of 2007 on September 18, 2007. On October 1, 2007 the Panel determined to continue listing our common stock provided that we file with the SEC our 10-Q for the second quarter of 2007 by November 1, 2007. As a result of the Lone Star merger, our common stock is 100% owned by Lone Star and is no longer publicly traded, and our common stock has been delisted from NASDAQ.

On June 4, 2007 Accredited and affiliates of Lone Star Fund V (U.S.) L.P. (“Lone Star”), entered into a definitive merger agreement pursuant to which Lone Star agreed to acquire all of the common stock of Accredited in an all-cash transaction. Under the terms of the agreement, Lone Star agreed to acquire each outstanding share of Accredited common stock at a price of $15.10 per share, for a total consideration of approximately $400 million. The acquisition was structured as an all-cash tender offer for all outstanding shares of Accredited common stock to be followed by a merger in which each remaining untendered share of Accredited would be converted into the same $15.10 cash per share price paid in the tender offer. On September 18, 2007 the merger agreement was amended to, among other things, reduce the acquisition price to $11.75 per share, and the acquisition was completed at that price on October 12, 2007. The outstanding 9.75% Series A Preferred Shares, par value $1.00 per share, of Accredited Mortgage Loan REIT Trust remained outstanding following the consummation of the acquisition.

On August 17, 2007 AHL entered into a transaction treated as a financing for accounting purposes. The transaction includes a call provision exercisable by AHL which results in the transaction failing to qualify for sale treatment in accordance with certain provisions of SFAS 140. Under the transaction, AHL agreed to trade approximately $1 billion of loans at an advance rate of 92.25% of the original principal balance of the mortgage loans traded, which is comparable to the advance rates AHL was then receiving from warehouse lenders. The initial settlement consisted of a pool of approximately $500 million mortgage loans and closed on August 17, 2007. The remaining loans were scheduled to trade every other week as borrowers made their first payments due under the subject loans. As of October 16, 2007, $976 million of the original pool had been settled, with the final settlement of loans expected to occur by the end of October 2007. Under the agreement, AHL has the right but not the obligation, in its sole discretion, to reacquire all of the loans traded through mid-November 2007 at a premium of approximately 3% of the original principal balance of the mortgage loans traded or approximately $30 million dollars. If AHL does not reacquire the loans by mid-November, its right to reacquire the loans expires and the investor will keep the loans with limited recourse to AHL, and AHL would then recognize the transaction as a sale.

Beginning in September 2007, the Company implemented a restructuring that included the closing of all retail lending operations, a significant downsizing of wholesale lending operations, and substantial suspension of all U.S. lending unless and until the return of market conditions under which non-prime mortgage loans can again be originated and sold or securitized at a profit. These actions resulted in the closing of 60 retail branch locations, five centralized retail support locations, five wholesale divisions and the settlement services division, and reduced the workforce by approximately 1,600 employees to approximately 1,000 at September 14, 2007. The cost of this restructure including lease costs, fixed asset impairment and personnel costs is estimated at approximately $35 million. This charge will be recorded in the third quarter of 2007.

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 19, 2007, pursuant to the September 18, 2007 amendment of the merger agreement with Lone Star, Lone Star assumed the lender’s obligations under AHL’s Senior Secured Credit Agreement secured by mortgage servicing rights and servicing advances related to Accredited’s securitizations. Lone Star agreed to remove the $34 million cap under that facility and funded the facility up to its $49 million limit, providing approximately $15 million of additional liquidity for the Company.

On October 10, 2007, the Company received a letter from the lender under the Farallon Loan in which the lender stated that it was exercising its option under the change of control provisions of the Loan Agreement to demand payment, by the 30th business day following the Company’s receipt of the letter, of the entire $230 million outstanding balance of the loan, accrued interest thereon, and the 2% change of control premium provided for under the Loan Agreement. The Company expects to repay all amounts when due from available working capital, by financing certain assets currently securing the Farallon Loan, and with additional amounts contributed by Lone Star.

On October 12, 2007, the Company received a $100 million capital contribution from its new parent, LSF5 Accredited Investments, LLC, a subsidiary of Lone Star Fund V (U.S.) L.P.

On October 15, 2007, the Company resumed U.S. lending operations.

On October 19, 2007, Accredited and the REIT announced their intention to deregister the Series A Preferred Shares and Accredited’s guarantee with respect to those shares. As a prerequisite to such deregistration, the REIT requested the New York Stock Exchange (“NYSE”) to delist the Series A Preferred Shares from the NYSE and anticipates filing Form 15 with the Securities and Exchange Commission by November 8, 2007, at which time the public reporting obligations of Accredited and the REIT will be suspended.

ACCREDITED MORTGAGE LOAN REIT TRUST

BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$64,752	$23,299
Accrued interest receivable	44,561	52,708
Mortgage loans held for investment, net of allowance of $141,342 and $129,936, respectively	6,649,136	7,271,553
Derivative assets, including margin account	28,962	64,665
Real estate owned, net	132,520	65,854
Prepaid expenses and other assets	32,251	24,707
Receivable from parent	214,386	112,419

Total assets	$7,166,568	$7,615,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Securitization and other financing	$6,848,520	$7,289,209
Accrued expenses and other liabilities	32,655	57,507

Total liabilities	6,881,175	7,346,716

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; authorized 200,000,000 shares; 4,093,678 shares designated, issued and outstanding as 9.75% Series A Perpetual Cumulative Preferred Shares with an aggregate liquidation preference of $102,342 at June 30, 2007 and December 31, 2006	4,094	4,094
Common stock, $0.001 par value; authorized 100,000,000 shares; issued and outstanding 100,000 shares	1	1
Additional paid-in capital	397,883	398,628
Accumulated other comprehensive income (loss)	(4,215)	7,947
Accumulated deficit	(112,370)	(142,181)

Total stockholders’ equity	285,393	268,489

Total liabilities and stockholders’ equity	$7,166,568	$7,615,205

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Interest income (including $3,022, $2,459, $5,375 and $4,047 from parent)	$137,998	$134,905	$287,707	$260,625
Interest expense	(93,783)	(81,074)	(193,248)	(152,550)

Net interest income	44,215	53,831	94,459	108,075
Provision for losses on mortgage loans held for investment	(27,039)	(6,680)	(41,629)	(13,051)

Net interest income after provision	17,176	47,151	52,830	95,024
Other income	985	1,150	1,414	1,838

Total net revenues	18,161	48,301	54,244	96,862

OPERATING EXPENSES:
Management fee assessed by parent	9,312	8,321	19,119	16,122
Direct general and administrative expenses	31	1	325	9

Total operating expenses	9,343	8,322	19,444	16,131

Net income	8,818	39,979	34,800	80,731
Dividends on preferred stock	(2,495)	(2,495)	(4,989)	(4,989)

Net income available to common stockholders	$6,323	$37,484	$29,811	$75,742

Basic and diluted earnings per common share	$63.23	$374.84	$298.11	$757.42
Weighted average shares outstanding for basic and diluted	100	100	100	100

The accompanying notes are an integral part of these financial statements.

ACCREDITED MORTGAGE LOAN REIT TRUST

STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,800	$80,731
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of net deferred origination fees on securitized loans	(4,990)	(2,376)
Amortization of deferred costs	5,799	6,626
Provision for losses on mortgage loans held for investment	41,629	13,051
Unrealized (gain) loss on derivatives	(30,143)	13,213
Adjustment into earnings for gain on derivatives from other comprehensive income	(9,552)	(15,705)
Changes in operating assets and liabilities:
Accrued interest receivable	8,147	(5,464)
Derivative assets, including margin account	59,894	5,664
Prepaid expenses and other assets	(24,277)	(7,074)
Accrued expenses and other liabilities	(30,498)	4,199

Net cash provided by operating activities	50,809	92,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on mortgage loans held for investment	1,280,667	1,113,821

Net cash provided by investing activities	1,280,667	1,113,821

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization bond financing, net of fees	753,052	2,029,648
Proceeds from issuance of term debt and warrants, net of fees	98,557	—
Payments on securitization bond financing	(1,292,423)	(1,145,953)
Payments on temporary credit facilities	(745,266)	(2,010,016)
Capital contributions from parent	3,013	8,388
Net increase in receivable from parent	(101,967)	(71,980)
Payments of common stock dividends	—	(12,300)
Payments of preferred stock dividends	(4,989)	(4,989)

Net cash used in financing activities	(1,290,023)	(1,207,202)

Net increase (decrease) in cash and cash equivalents	41,453	(516)
Beginning balance cash and cash equivalents	23,299	6,158

Ending balance cash and cash equivalents	$64,752	$5,642

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited financial statements as of and for the three and six months ended June 30, 2007 are of a normal recurring nature. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

In addition, during the first quarter of 2007, Accredited engaged financial advisors to evaluate strategic alternatives for the Company. As a result, in June 2007, Accredited entered into an agreement with affiliates of Lone Star Fund V (U.S.) L.P. (“Lone Star”), pursuant to which Lone Star agreed to acquire all of Accredited’s outstanding common stock through a tender offer and subsequent merger. The acquisition was completed on October 12, 2007 and Lone Star now owns 100% of the common stock of Accredited. The outstanding 9.75% Series A Perpetual Cumulative Preferred Shares, par value $1.00 per share, of the REIT (NYSE: AHH.PrA) (the “Series A Preferred Shares”) remained outstanding following the consummation of the acquisition. On October 19, 2007, Accredited and the REIT announced their intention to deregister the Series A Preferred Shares and Accredited’s guarantee with respect to those shares. As a prerequisite to such deregistration, the REIT requested the New York Stock Exchange (“NYSE”) to delist the Series A Preferred Shares from the NYSE and anticipates filing Form 15 with the Securities and Exchange Commission by November 8, 2007, at which time the public reporting obligations of Accredited and the REIT will be suspended.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the provision for loan losses, hedging policies and income taxes.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Mortgage loans held for investment include mortgage loans that the REIT has securitized in structures that are accounted for as financings for accounting purposes as well as mortgage loans held for a scheduled securitization. During the three months ended June 30, 2007, the REIT did not securitize any loans. In June 2006 the Company closed a $1.4 billion securitization of which $1.1 billion in mortgage loans was delivered at closing and the remaining balance was delivered in July and August.

These securitizations are structured legally as sales, but for accounting purposes are treated as financings under Statement of Financial Accounting Standards (“SFAS”) No. 140 Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125 (“SFAS 140”). These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the mortgage loans are securitized, the securitization trusts may acquire derivatives relating to beneficial interests retained by the REIT and, AHL, as servicer, subject to applicable contractual provisions, has discretion, consistent with prudent mortgage servicing practices, to determine whether to sell or work out any mortgage loans securitized through the securitization trusts that become troubled. Accordingly, the mortgage loans remain on the balance sheet as “mortgage loans held for investment”, retained interests are not created for accounting purposes, and securitization bond financing replaces the warehouse debt or asset backed commercial paper originally associated with the mortgage loans held for investment. The REIT records interest income on mortgage loans held for investment and interest expense on the bonds issued in the securitizations over the life of the securitizations. Deferred debt issuance costs and discounts related to the bonds are amortized on a level yield basis over the estimated life of the bonds.

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

Derivative Financial Instruments

As part of the REIT’s interest rate management process, the REIT uses derivative financial instruments such as Eurodollar futures and options. In connection with some of the securitizations structured as financings, the REIT entered into interest rate cap agreements. In connection with five of the securitizations structured as financings, the REIT entered into interest rate swap agreements. It is not the REIT’s policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted, derivative financial instruments are reported on the balance sheet at fair value.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Cash Flow Hedges

Pursuant to SFAS 133 hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recognized into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS 133. At the inception of the hedge and on an ongoing basis, the REIT assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge, the REIT discontinues cash flow hedge accounting prospectively. In the instance cash flow hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. For terminated hedges or hedges that no longer qualify as effective, the effective portion previously recorded remains in other comprehensive income and continues to be amortized or accreted into earnings with the hedged item. The ineffective portion of the derivative instrument is reported in current earnings as a component of interest expense.

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

Other Comprehensive Net Income

Other comprehensive net income includes unrealized gains and losses that are excluded from the statement of operations and are reported as a separate component in stockholders’ equity. The unrealized gains and losses include unrealized gains and losses on the effective portion of cash flow hedges. Comprehensive net income is determined as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$8,818	$39,979	$34,800	$80,731
Net unrealized gains (losses) on cash flow hedges	11,966	24,043	(2,610)	48,789
Reclassification adjustment into earnings for unrealized gain on derivatives	(3,198)	(8,817)	(9,552)	(15,705)

	$17,586	$55,205	$22,638	$113,815

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

2. CONCENTRATIONS OF RISK

Geographical Concentration

Properties securing mortgage loans held for investment are geographically dispersed throughout the United States. At June 30, 2007, 18% and 15% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. At December 31, 2006, 19% and 15% of the unpaid principal balance of mortgage loans held for investment were secured by properties located in California and Florida, respectively. The remaining properties securing mortgage loans did not exceed 10% in any other state at June 30, 2007 and December 31, 2006.

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

3. MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage loans held for investment were as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Mortgage loans held for investment	$6,823,603	$7,432,443
Basis adjustment for fair value hedge accounting	(8,601)	(10,971)
Net deferred origination fees	(24,524)	(19,983)
Allowance for loan losses	(141,342)	(129,936)

Loans held for investment, net	$6,649,136	$7,271,553

Activity in the allowance for losses on loans held for investment was as follows:

	Balance at Beginning of Period	Contributions from Parent	Provision for Losses	Charge offs, net	Balance at End of Period
	(in thousands)
Three Months Ended June 30,
2007:
Mortgage loans held for investment	$133,716	$—	$9,537	$(1,911)	$141,342
Real estate owned	34,096	—	17,502	(2,618)	48,980

Total	$167,812	$—	$27,039	$(4,529)	$190,322

2006:
Mortgage loans held for investment	$108,375	$7,022	$6,347	$(497)	$121,247
Real estate owned	9,686	—	333	(2,257)	7,762

Total	$118,061	$7,022	$6,680	$(2,754)	$129,009

Six Months Ended June 30,
2007:
Mortgage loans held for investment	$129,936	$4,676	$10,070	$(3,340)	$141,342
Real estate owned	22,783	—	31,559	(5,362)	48,980

Total	$152,719	$4,676	$41,629	$(8,702)	$190,322

2006:
Mortgage loans held for investment	$98,399	$15,454	$8,122	$(728)	$121,247
Real estate owned	6,996	—	4,929	(4,163)	7,762

Total	$105,395	$15,454	$13,051	$(4,891)	$129,009

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following table summarizes delinquency amounts for mortgage loans and real estate owned before allowance for mortgage loan losses:

	At June 30, 2007		At December 31, 2006
	Total Principal Amount (1)	Delinquent Principal Over 90 Days	Total Principal Amount (1)	Delinquent Principal Over 90 Days
	(in thousands)
Mortgage loans held for investment	$6,851,473	$361,848	$7,466,508	$271,375
Real estate owned	181,500	181,500	88,637	88,637

Total	$7,032,973	$543,348	$7,555,145	$360,012

(1)	Loans acquired from Aames were recorded at fair value at purchase. The unpaid principal balances do not include these fair value adjustments.

4. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

AHL uses fair value accounting as defined by SFAS 133 for certain derivative financial instruments used to hedge its loans held for sale prior to being contributed to the REIT, and accordingly the basis of loans held for investment held by the REIT includes the fair value basis adjustment. Fair value adjustments to mortgage loan carrying amounts are detailed in Note 3.

Cash Flow Hedges

The REIT utilizes cash flow hedging and cash flow hedge accounting on the variable rate portion of its securitization debt in accordance with the provisions of SFAS 133. A total of $0.5 million in net effective gains before taxes, included in other comprehensive income at June 30, 2007, is expected to be recognized in earnings during the next twelve months.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Hedge ineffectiveness recorded in earnings, included as a component of interest expense in the consolidated statements of operations:	$3,034	$(800)	$8,311	$1,300
Effective unrealized gains, net of effective unrealized losses, recorded in other comprehensive income, reported as a component of stockholders’ equity :	$11,966	$24,043	$(2,610)	$48,789

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following table presents the fair value of the Company’s derivative instruments, including margin account balances at:

	June 30, 2007		December 31, 2006
	Notional amount	Fair value	Notional amount	Fair value
	(in thousands)
Eurodollar futures	$—	$—	$3,758,974	$4,970
Options on Eurodollar futures	703,310	87	630,342	2,803
Interest rate swaps	4,557,364	26,294	1,951,392	(665)
Interest rate caps	1,049,785	2,581	880,717	7

	$6,310,459	28,962	$7,221,425	7,115
Margin account balances	N/A	—	N/A	28,408

Total		$28,962		$35,523

The fair value of derivative liabilities of $0 and $29.1 million at June 30, 2007 and December 31, 2006, respectively, which are included in accrued expenses and other liabilities have been netted against the fair value of derivative assets shown in the table above. Notional swap amounts are not shown for securitizations in which we reverse the position of the swap embedded in the securitization trust; for these transactions the economic notional hedge amount and the net fair value of the derivatives is zero.

The change in the fair value of derivative financial instruments and the related hedged asset or liability recorded in the consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 was as follows:

	Interest Income	Interest Expense	Total
	(in thousands)
Three Months Ended June 30,
2007:
Net unrealized gain	$1,814	$5,398	$7,212
Net realized gain	—	3,175	3,175

Total	$1,814	$8,573	$10,387

2006:
Net unrealized gain (loss)	$1,304	$(9,307)	$(8,003)
Net realized gain	—	18,950	18,950

Total	$1,304	$9,643	$10,947

Six Months Ended June 30,
2007:
Net unrealized gain	$3,635	$26,508	$30,143
Net realized loss	—	(5,683)	(5,683)

Total	$3,635	$20,825	$24,460

2006:
Net unrealized gain (loss)	$1,977	$(15,190)	$(13,213)
Net realized gain	—	32,227	32,227

Total	$1,977	$17,037	$19,014

5. CREDIT FACILITIES

AHL and the REIT have entered into aggregate warehouse facilities to permit the securitization of mortgage loans. AHL is the primary obligor under these facilities until the loans are contributed to the REIT for securitization. The REIT then becomes the primary obligor until the loans are securitized, a period of 30 days or less. Each of the facility agreements has cross-default and cross-collateralization provisions and AHL provides a guarantee of the REIT’s obligations under the facilities during the time that the REIT owns the mortgage loans. At June 30, 2007 the REIT had no obligations outstanding under these facilities.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

6. SECURITIZATION AND OTHER FINANCING

Securitization and other financing consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Securitized Bond Financing	$6,760,948	$7,281,480
Other borrowings	100,000	16,368

	6,860,948	7,297,848
Unamortized bond discounts	(12,428)	(8,639)

Total financing, net	$6,848,520	$7,289,209

Securitized Bond Financing

At June 30, 2007 securitized bond financing included securitized bonds bearing interest at fixed rates (ranging from 2.90% to 5.68%) and at variable rated indexed to one-month LIBOR plus a spread (ranging from .04% to 2.75%) maturing through 2037. The bonds are collateralized by mortgage loans held for investment with an aggregate principal balance outstanding of $6.9 billion and $7.5 billion at June 30, 2007 and at December 31, 2006, respectively. Unamortized debt issuance costs included in prepaid expenses and other assets were $20.8 million and $23.1 million at June 30, 2007 and December 31, 2006, respectively.

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

Other Borrowings

On March 30, 2007, Accredited and certain of its subsidiaries entered into a secured five year term Loan Agreement with Mortgage Investment Fundings, L.L.C. (“MIF”), a lending entity managed by Farallon Capital Management (the “Farallon Loan”). Pursuant to the Loan Agreement, MIF extended term loans guaranteed by Accredited in an aggregate principal amount of $230,000,000 ($130 million with AHL and $100 million with the REIT). In conjunction with the Loan Agreement, Accredited (i) issued to MIF a warrant to purchase 3,226,431 shares of common stock of Accredited at an exercise price of $10 per share and (ii) granted to MIF certain preemptive rights to purchase additional equity securities of Accredited, certain registration rights with respect to its equity securities in the Company and Board of Directors observer rights. The loans may be prepaid in full at any time, subject to payment of a premium of 7% of amounts prepaid during the first two years of the facility and a lesser premium thereafter. Upon the occurrence of a change of control, the lenders may demand prepayment of the loans and the loans shall be prepaid in full with a premium of 2% of the amount prepaid. At June 30, 2007 the balance outstanding in the REIT under this agreement was $94.4 million which is net of the discount representing the fair value of the warrants at the time of issuance of $5.6 million. The value of the warrants is included in accrued expenses and other liabilities since Accredited was required under certain circumstances to purchase the warrants from the holders pursuant to put rights. In connection with the Lone Star merger, the warrants were cancelled in exchange for a per share cash payment by Lone Star equal to the difference between the $11.75 per share price offered by Lone Star for the Company’s common stock and the $10 per share exercise price of the warrants. The warrants have been adjusted to estimated fair value at the end of each quarter since the warrants were granted.

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Our credit facilities contain extensive restrictions and covenants including minimum profitability, interest coverage, liquidity, and net worth requirements and limitations on other indebtedness. If Accredited fails to comply with any of these covenants or otherwise defaults under a facility, the lender has the right to terminate the facility and require immediate payment which may require sale of the collateral at less than optimal terms. In addition, if Accredited defaults under one facility, it would generally trigger a default under the other facilities. From January to October 17, 2007, several of the covenant requirements were amended or waived to allow Accredited to remain in compliance with all requirements. We anticipate requiring additional amendments to or waivers of these covenants during 2007, and there can be no assurance the lenders will so agree. In the event such amendments or waivers are required and Accredited is unable to obtain them, it could have a material and adverse impact on our ability to fund mortgage loans and continue as a going concern.

The following table summarizes the expected repayments relating to the securitization and other financing at June 30, 2007 and the securitized bonds are based on anticipated receipts of principal and interest on underlying mortgage loan collateral:

(in thousands)
Six months ending December 31, 2007	$1,376,228
Year ending December 31:
2008	1,854,708
2009	1,144,246
2010	766,820
2011	476,514
2012	399,565
Thereafter	842,867

Total	$6,860,948

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

The REIT adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007 (“FIN 48”). As part of the implementation of FIN 48, the REIT evaluated its tax positions to identify and recognize any liabilities related to unrecognized tax benefits resulting from those positions that meet the provisions of FIN 48. As a result of this evaluation, the REIT determined that it did not have material liabilities.

The following is a reconciliation of the income tax provision computed using the statutory federal income tax rate to the income tax provision reflected in the statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Federal income tax at statutory rate	$3,690	$13,993	$12,784	$28,256
Preferred stock dividends at statutory rate	(873)	(873)	(1,746)	(1,746)
Common stock dividends paid deduction and other	(2,817)	(13,120)	(11,038)	(26,510)

Total provision	$—	$—	$—	$—

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities were as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Accrued interest	$7,568	$7,894
Derivative liabilities	—	29,141
Other liabilities—general	22,592	17,977
Preferred stock dividend payable	2,495	2,495

Total	$32,655	$57,507

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

9.75% Series A Perpetual Cumulative Preferred Shares

The Board of Trustees has classified and designated 4,093,678 preferred shares as Series A Preferred Shares. At June 30, 2007 and December 31, 2006, there were 4,093,678 preferred shares issued and outstanding.

In March and June 2007, the REIT’s Board of Trustees declared quarterly cash dividends on the Preferred Shares at the rate of $0.609375 per share to shareholders of record on March 15 and June 15, which aggregated $5.0 million for the six months ended June 30, 2007.

The Series A Preferred Shares contain covenants requiring the REIT to maintain a total shareholders’ equity balance and total loans held for investment of at least $50.0 million and $2.0 billion, respectively, commencing on December 31, 2004 and at the end of each quarter thereafter. In addition, commencing with each of the four quarters ending December 31, 2006, the REIT is also required to maintain cumulative unencumbered cash flow (as defined in the agreement) greater than or equal to six times the cumulative preferred dividends required in those four quarters. If the REIT is not in compliance with any of these covenants, no dividends can be declared on the REIT’s common shares until it is in compliance with all covenants as of the end of two successive quarters. As of June 30, 2007, the REIT was in compliance with the covenants applicable to date in 2007.

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

10. RECEIVABLE FROM PARENT AND ADMINISTRATION AND SERVICING AGREEMENT WITH PARENT

The REIT has an administration and servicing agreement with its parent company, AHL, whereby AHL provides loan servicing, treasury, accounting, tax and other administrative services for the REIT in exchange for a management fee equal to 0.5% per year on the outstanding principal balance of the loans serviced, plus miscellaneous fee income collected from mortgagors including late payment charges, assumption fees and similar items. Under this agreement, either party agrees to pay interest on the net average balance payable to the other party at an annual rate equal to the six-month LIBOR plus 1.0%. Management fee expense under this agreement totaled $9.3 million and $8.3 million for the three months ended June 30, 2007 and 2006, respectively. Interest income under this agreement totaled $2.4 million and $2.5 million for the three months ended June 30, 2007 and 2006, respectively. Management fee expense under this agreement totaled $19.1 million and $16.1 million for the six months ended June 30, 2007 and 2006, respectively. Interest income under this agreement totaled $5.4 million and $4.0 million for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007 and December 31, 2006, the net receivable from parent was $214.4 million and $112.4 million, respectively. The net receivable from parent

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

results from advances of excess cash holdings by the REIT to AHL. We expect the net receivable will be reduced at the time the REIT pays common stock dividends to AHL. Pursuant to the right of offset under the agreement between the parties, the net receivable will accrue interest at an annual rate equal to the six-month LIBOR plus 1.0%.

11. SUPPLEMENTAL CASH FLOW INFORMATION

The following represents supplemental cash flow information:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$207,484	$148,875

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for investment to real estate owned, net of reserves	$92,863	$20,439

Detail of assets and liabilities contributed from parent:
Mortgage loans, net of reserves	$752,013	$2,029,985
Other net liabilities	(10,504)	(25,612)
Outstanding balances on warehouse credit facilities	(745,267)	(2,012,768)

Liabilities in excess of assets contributed	$(3,758)	$(8,395)

12. COMMITMENTS AND CONTINGENCIES

In September 2007, the REIT was served with the consolidated, amended complaint in Atlas v. Accredited Home Lenders Holding Co., et al., a class action pending in the United States District Court for the Southern District of California. The suit alleges violations of federal securities laws and originally named as defendants AHLHC and certain members of its senior management. Pursuant to the Private Securities Litigation Reform Act, five similar class actions were consolidated with the Atlas matter, and a lead plaintiff was selected. The consolidated, amended complaint was filed on August 24, 2007, and added as defendants the REIT and certain directors of AHLHC. The REIT’s response to this complaint is currently scheduled to be due October 26, 2007. A motion to certify a class has not yet been filed , there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and the REIT intends to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result, is not presently determinable, and legal counsel cannot express an opinion as to the extent of the REIT’s possible loss, if any, in the consolidated lawsuit. However, the REIT believes any loss in this matter will be substantially or completely covered by insurance and that this matter will not have a material adverse effect on the REIT’s financial position or results of operations.

In July 2007, the REIT, AHL and AHLHC were served with a complaint, National Community Reinvestment Coalition (“NCRC”) v. Accredited Home Lenders Holding Company [sic], et al., brought in the United States District Court for the District of Columbia. The complaint alleges that the REIT, AHL and AHLHC engaged in a practice of discriminating against African-American and Latinos by requiring minimum property values of $100,000 on row homes for certain loan programs and prohibiting the use of row homes as collateral for certain other loan programs, without business justification for those restrictions. Plaintiff seeks compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys’ fees and costs of suit. There has been no ruling on the merits of plaintiff’s claims. The REIT, AHL and AHLHC intend to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but the REIT does not believe that it will suffer any material loss in this lawsuit or that it will have a material adverse effect on its financial position or results of operations.

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On July 23, 2007 the Panel determined to continue listing Accredited’s common stock provided that Accredited filed with the SEC its 10-K by September 12, 2007 and its 10-Q for the first quarter of 2007 by September 18, 2007. The 10-K was filed with the SEC on August 2, 2007, and the 10-Q for the first quarter of 2007 was filed on September 18, 2007. On October 1, 2007 the Panel determined to continue listing Accredited’s common stock provided that it files with the SEC its 10-Q for the second quarter of 2007 by November 1, 2007. As a result of the Lone Star merger, Accredited’s common stock is 100% owned by Lone Star and is no longer publicly traded, and Accredited’s common stock has be delisted from NASDAQ.

On June 4, 2007 Accredited and affiliates of Lone Star Fund V (U.S.) L.P. (“Lone Star”), entered into a definitive merger agreement pursuant to which Lone Star agreed to acquire all of the common stock of Accredited in an all-cash transaction. Under the terms of the agreement, Lone Star agreed to acquire each outstanding share of Accredited common stock at a price of $15.10 per share, for a total consideration of approximately $400 million. The acquisition was structured as an all-cash tender offer for all outstanding shares of Accredited common stock to be followed by a merger in which each remaining untendered share of Accredited would be converted into the same $15.10 cash per share price paid in the tender offer. On September 18, 2007 the merger agreement was amended to, among other things, reduce the acquisition price to $11.75 per share, and the acquisition was completed at that price on October 12, 2007. The outstanding 9.75% Series A Preferred Shares, par value $1.00 per share, of the REIT remained outstanding following the consummation of the acquisition.

Beginning in September 2007, AHL implemented a restructuring that included the closing of all retail lending operations, a significant downsizing of wholesale lending operations, and substantial suspension of all U.S. lending unless and until the return of market conditions under which non-prime mortgage loans can again be originated and sold or securitized at a profit. These actions resulted in the closing of 60 retail branch locations, five centralized retail support locations, five wholesale divisions and the settlement services division, and reduced the workforce by approximately 1,600 employees to approximately 1,000 at September 14, 2007. The cost of this restructure including lease costs, fixed asset impairment and personnel costs is estimated at approximately $35 million. This charge will be recorded in the third quarter of 2007.

In September 2007, we declared quarterly cash dividends on our Preferred Shares at the rate of $0.609375 per share. The third quarter dividend was paid on October 1, 2007 to preferred shareholders of record at the close of business on September 14, 2007.

On October 10, 2007, Accredited received a letter from the lender under the Farallon Loan in which the lender stated that it was exercising its option under the change of control provisions of the Loan Agreement to demand prepayment of the entire $230 million loan amount, which $100 million is owed by the REIT, plus the 2% change of control premium provided for under the Loan Agreement. Accredited and the REIT expects to repay all amounts due under the loan by the 30th business day following the date of the Farallon demand letter from available working capital, by financing certain assets currently securing the Farallon Loan, and with additional amounts to be contributed by Lone Star.

On October 12, 2007, Accredited received a $100 million capital contribution from its new parent, LSF5 Accredited Investments, LLC, a subsidiary of Lone Star Fund V (U.S.) L.P.

On October 15, 2007, AHL resumed U.S. lending operations.

On October 19, 2007, Accredited and the REIT announced their intention to deregister the Series A Preferred Shares and Accredited’s guarantee with respect to those shares. As a prerequisite to such deregistration, the REIT requested the New York Stock Exchange (“NYSE”) to delist the Series A Preferred Shares from the NYSE and anticipates filing Form 15 with the Securities and Exchange Commission by November 8, 2007, at which time the public reporting obligations of Accredited and the REIT will be suspended.

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

General

In response to the ongoing turmoil in the non-prime mortgage industry, beginning in September 2007, we restructured our operations by closing our retail lending operations, substantially reducing our wholesale lending operations, laying off approximately 60% of our workforce and substantially suspending U.S. mortgage loan originations. On October 15, 2007, we resumed U.S. lending operations.

We are in the business of originating, financing, securitizing, servicing and selling non-prime mortgage loans secured by residential real estate throughout the United States, and, to a lesser extent, in Canada. We conduct business in both the wholesale channel (funding loans to borrowers through independent mortgage brokers) and, to a lesser extent, the retail channel (funding loans directly to borrowers). We focus on borrowers who do not meet conforming underwriting guidelines because of higher mortgage loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, or past credit difficulties. We sell our mortgage loans in mortgage loan sales or we hold our mortgage loans in portfolio for investment and finance them with securitized bond financing.

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

Lone Star acquisition of Accredited

On June 4, 2007 we entered into an Agreement and Plan of Merger with affiliates of Lone Star Fund V (U.S.) L.P. (“Lone Star”) pursuant to which Lone Star agreed to acquire all of the common stock of the Company in an all-cash transaction. Under the terms of the agreement, Lone Star agreed to acquire each outstanding share of Accredited common stock at a price of $15.10 per share, for a total consideration of approximately $400 million on a fully diluted basis. On September 18, 2007 the merger agreement was amended to, among other things, reduce the acquisition price to $11.75 per share, and the acquisition was completed at that price on October 12, 2007. The outstanding 9.75% Series A Perpetual Cumulative Preferred Shares, par value $1.00 per share, of Accredited Mortgage Loan REIT Trust (NYSE:AHH-PA) remained outstanding after the consummation of the acquisition.

In addition, on September 19, 2007, pursuant to the September 18, 2007 amendment of the merger agreement with Lone Star, Lone Star assumed the lender’s obligations under AHL’s Senior Secured Credit Agreement secured by mortgage servicing rights and servicing advances related to Accredited’s securitizations. Lone Star agreed to remove the $34 million cap under that facility and funded the facility up to $49 million, providing approximately $15 million of additional liquidity for the Company.

Recent Developments

Non-Prime Mortgage Market

In the third quarter of 2006, the non-prime mortgage market in which the Company operates was characterized by increased competition for loans and customers which simultaneously lowered profit margins on loans and caused lenders to be more aggressive in making loans to relatively less qualified customers. By the end of 2006, the non-prime mortgage industry was clearly being negatively impacted. The sustained pricing competition and higher risk portfolios of loans reduced the appetite for loans among whole loan buyers, who offered increasingly lower prices for loans, thereby shrinking profit margins for non-prime lenders. In addition, the higher levels of credit risk taken on by non-prime lenders resulted in higher rates of delinquency in the loans held for investment and in increasing frequency of early payment defaults and repurchase demands on loans that had been sold. These trends accelerated during the first quarter of 2007, and the industry experienced a period of turmoil which has continued into the second and third quarters of 2007. As of August 31, 2007, more than 100 mortgage companies operating in the non-prime mortgage industry had failed and many others faced serious operating and financial challenges. The most notable of these failures is New Century Mortgage Corporation (“New Century”), one of the largest non-prime originators in recent years, which filed for bankruptcy protection in April 2007.

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

2007 Mortgage Market—Significant Events

During 2007, a number of significant industry events occurred, including the following:

•	New Century announced that it would restate results for the nine months ended September 30, 2006 to account for losses on defaulted loans that it was obligated to repurchase (February 7th);

•	HSBC Holdings PLC, one of the world’s largest banks and non-prime lenders, announced an increase in its bad debt charge for 2006, which it attributed to problems in its U.S. non-prime mortgage lending division (February 8th);

•	Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Fieldstone Investment Corporation (“Fieldstone”) announced that they had entered into a definitive merger agreement under which C-BASS would acquire all of Fieldstone’s outstanding common stock (February 16th);

•	ACC Capital Holdings, the parent company of Ameriquest Mortgage Company and Argent Mortgage Company, two large non-prime mortgage originators, announced that it had secured additional capital from Citi’s Markets and Banking Division and its majority shareholder, and that Citi had agreed to become the company’s primary warehouse lender and had acquired an option to buy the company’s wholesale mortgage business (February 28th);

•	Fremont General Corp. (“Fremont”), another significant non-prime mortgage originator, announced that it would exit its non-prime real estate lending operations and that it was in discussions with various parties regarding the sale of this business (March 2nd);

•	The New York Stock Exchange suspended trading of New Century’s common stock based on uncertainties concerning its liquidity position (March 12th);

•	Fieldstone announced that it had amended its previously announced merger agreement with C-BASS to reduce the price of Fieldstone’s common stock to $4.00 per share (March 16th);

•	People’s Choice Home Loan, Inc., another significant non-prime mortgage originator, filed for bankruptcy protection (March 20th);

•	Fremont sold approximately $4.0 billion of non-prime residential real estate loans and entered into exclusive negotiations with the same institution to sell most of its residential real estate business (March 21st);

•	New Century filed for bankruptcy protection (April 2nd);

•	NovaStar Financial, another significant non-prime mortgage originator, initiated a formal process to explore strategic alternatives and received $100 million in financing (April 11th);

•	First Horizon National Corp. blamed difficulty selling mortgages in the secondary market and increased repurchase requests for its decision to shutter its subprime business (April 20th);

•	H&R Block Inc. announced the sale of Option One Mortgage Corp. (“Option One”), another large non-prime mortgage originator, to an affiliate of Cerberus Capital Management with a transaction value equal to Option One’s tangible net assets as of the date of closing less $300 million (April 20th);

•	WMC, a unit of General Electric Co., announced that it would cut 771 jobs (April 20th);

•	Standard & Poor’s Ratings Service placed its credit ratings on 612 classes of residential mortgage-backed securities backed by U.S. non-prime collateral on “credit watch” with negative implications because of poor collateral performance, expectation of increasing losses on the underlying collateral pools, the consequent reduction of credit support, and changes that will be implemented with respect to the methodology for rating new transactions (July 10th);

•	Moody’s Investors Service downgraded 399 residential mortgage-backed securities and placed an additional 32 residential mortgage-backed securities under review for possible downgrade based on higher than anticipated rates of delinquency in the underlying collateral compared to current credit enhancement levels (July 10th);

•	General Electric Co. announced plans to sell WMC Mortgage Corp, its three-year-old U.S. non-prime mortgage unit (July 12th);

•	NovaStar Financial, Inc. announced an investment of $48.8 million by MassMutual and Jefferies Capital Partners as part of a commitment to raise $150 million in new equity to complete its formal process of exploring strategic alternatives (July 16th);

•	Bear Stearns announced the collapse of two of its hedge funds that had invested in non-prime mortgage securities (July 18th);

•	Countrywide Financial Corp.’s second-quarter net income fell 33% because of softening home prices. Countrywide cut its 2007 earnings estimate because it expects a challenging second half, including difficulty in the housing and mortgage markets (July 24th);

•	American Home Mortgage Investment Corp. announced a delayed payment of its quarterly cash dividend on the company’s common stock and anticipated delaying payment of its quarterly cash dividends on its preferred stock in order to preserve liquidity until it obtains a better understanding of the impact that current market conditions in the mortgage industry and the broader credit market will have on the company’s balance sheet and overall liquidity. American Home Mortgage said that the unprecedented disruption in the credit markets in the past few weeks caused major write-downs of its loan and security portfolios and consequently has caused significant margin calls with respect to its credit facilities (July 28th);

•	MGIC Investment Corporation announced that it had concluded that the value of its investment in C-BASS had been materially impaired because the market for non-prime mortgages had experienced significant turmoil beginning in February 2007, with market dislocations accelerating to unprecedented levels beginning in approximately mid-July 2007 (July 30th);

•	American Home Mortgage announced that it was unable to borrow on its credit facilities and to fund its lending obligations of approximately $300 million on July 30 and that it did not anticipate funding approximately $450 to $500 million on July 31 (July 31th);

•	American Home Mortgage filed for bankruptcy protection (August 6th);

•	Aegis Mortgage suspended loan originations (August 6th) and filed for bankruptcy protection (August 10th);

•	HomeBanc filed for bankruptcy protection (August 10th);

•	NovaStar Financial suspended wholesale originations (August 17th) and sharply reduced retail originations (September 4th);

•	Countrywide Financial Corp., facing “unprecedented disruptions” to its funding operations, tapped an $11.5 billion credit line (August 16th); Bank of America invested $2 billion in Countrywide (August 22th);

•	Capital One shut down its GreenPoint Mortgage subsidiary, cutting 1,900 jobs (August 20th);

•	Lehman Brothers announced the closing of its subprime subsidiary, BNC Mortgage LLC (August 22th);

•	Countrywide Financial Corp. announced plan to reduce its workforce by 20% or 12,000 over the next three months, expected total mortgage market originations to decline by 25% in 2008 and discontinued originating subprime mortgage loans (September 7th);

•	Nationstar Mortgage, the subprime unit of Fortress Investment Group, stopped all wholesale originations (September 21st);

•	HSBC closed one of its non-prime lending units, Decision One (September 24th);

•	Luminent Mortgage Capital Inc. stated that the fallout from the subprime mortgage crisis could cut the value of its investment portfolio and may lead to the loss of its real-estate investment trust status (September 26th);

•	Credit Suisse Group began pruning its mortgage-backed securities unit by laying off 150 employees (September 26th);

•	Morgan Stanley cut 600 positions related to its mortgage business (October 2nd); and

•	Bear Stearns cut 310 jobs by combining two of its mortgage units (October 3rd).

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

Due to the turbulence in the non-prime mortgage industry, we have not been able to sell or securitize at a profit most of the mortgage loans we have originated throughout 2007. Accordingly, beginning in September 2007, we implemented a restructuring that includes the closing of all retail lending operations, significantly downsizing of our wholesale lending operations, and substantially suspending all U.S. mortgage loan originations unless and until the return of market conditions under which non-prime mortgage loans could again be originated and sold or securitized at a profit. These actions resulted in the closing of 60 retail branch locations, five centralized retail support locations, five wholesale divisions, the settlement services division, and reduced the workforce by 1,600 employees to approximately 1,000 at September 14, 2007. The cost of the restructure, including lease costs, fixed asset impairment and personnel costs, is estimated at approximately $35 million. The charge will be recorded in the third quarter of 2007.

On October 15, 2007, we resumed U.S. lending operations because we believe that, with the support of our new parent, Lone Star, we can resume lending operations in a manner that will be beneficial over the long term. There can, however, be no assurance that our resumption of U.S, lending operations will be successful or that our other sources of income — income derived from our servicing operations, our residual interests in previously securitized loans and our Canadian mortgage loan originations — will be sufficient to fund our operations going forward.

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

On March 30, 2007, the Company amended the Amended and Restated Master Repurchase Agreement, dated as of December 30, 2005, with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), and, on March 29, 2007, entered into a Master Repurchase Agreement with Wachovia Bank, N.A. (“Wachovia”). Under the amended agreement with CSFB, the term of the CSFB repurchase facility was extended through March 28, 2008, and the maximum committed amount available for borrowing remained at $600 million. Under the agreement with Wachovia, as subsequently amended on May 1, 2007 and on July 5, 2007, the term of the Wachovia repurchase facility was extended through March 25, 2008, and the maximum committed amount available for borrowing was increased to $1 billion.

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

Utilizing proceeds obtained from the sale of loans in March 2007 and proceeds from the Farallon Loan, the Company repaid substantially all the debt then outstanding on its warehouse credit facilities. Concurrent with the repayment of these facilities, the Company terminated many of the warehouse credit lines and obtained waivers or amendments with respect to certain covenants on the remaining facilities. In exchange for the waivers granted, Accredited agreed that it would not seek additional borrowings under some of these credit agreements. As of August 31, 2007, those non-funding facilities had also been terminated or had expired.

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

On August 17, 2007, the Company entered into a transaction which for legal purposes is treated as a sale but is treated as a financing for accounting purposes. The transaction includes a call provision exercisable by the Company which results in the transaction failing to qualify for sale treatment in accordance with the provisions of SFAS 140. The Company has agreed to trade approximately $1 billion of loans at an advance rate of 92.25% of the original principal balance of the mortgage loans traded, which is comparable to the advance rates the Company was then receiving from its warehouse lenders. The initial settlement consisted of a pool of approximately $500 million mortgage loans and closed on August 17, 2007. The remaining loans are scheduled to trade every other week as borrowers make their first payments due under the subject loans. As of October 16, 2007, $976 million of the original pool had been settled, with the final settlement of loans expected to occur by the end of October 2007. Under the agreement, the Company has the right but not the obligation, in our sole discretion, to reacquire all of the loans traded through mid-November 2007 at a premium of approximately 3% of the original principal balance of the mortgage loans traded or approximately $30 million. If we do not reacquire the loans by mid-November, the call premium will not be paid and our right to reacquire the loans expires and the investor will keep the loans with limited recourse to the Company and the Company would then recognize the transaction as a sale.

On October 10, 2007, we received a letter from the lender under the Farallon Loan in which the lender stated that it was exercising its option under the change of control provisions of the Loan Agreement to demand payment, by the 30th business day following our receipt of the letter, of the entire $230 million outstanding balance of the loan, accrued interest thereon and the 2% change of control premium provided for under the Loan Agreement. We expect to repay all amounts due under the loan when due from available working capital, by financing certain assets currently securing the Farallon Loan, and with additional amounts contributed by Lone Star.

On October 12, 2007, the Company received a $100 million capital contribution from our new parent, LSF5 Accredited Investments, LLC, a subsidiary of Lone Star Fund V (U.S.) L.P.

On October 15, 2007, we resumed U.S. lending operations.

Increased Repurchase Activity

We have seen delinquencies and defaults, including early payment defaults, increased substantially in our 2006 mortgage originations as compared to prior mortgage originations. In 2007, these credit issues caused increases in loans repurchased from investors from prior whole loan sales and higher loss provisions on mortgage loans held in portfolio. In addition, the number of mortgage loans we have repurchased has increased as a result of our merger with Aames, since we assumed their repurchase obligations upon the closing of the merger. In late 2006 continuing into 2007, certain investors became more aggressive regarding the identification and pursuit of repurchase claims against the Company. During the nine months ended September 30, 2007, we repurchased approximately $208 million in mortgage loans and paid $67 million in cash settlements to resolve repurchase claims and, in some cases, eliminate the requirement to repurchase mortgage loans in the future from certain investors.

Other 2007 Events and Transactions

This Quarterly Report on Form 10-Q has not been filed on a timely basis

Our Annual Report on Form 10-K (“10-K”) for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2007 and June 30, 2007 were not filed with the Securities and Exchange Commission (“SEC”) on a timely basis. These delinquencies have had adverse consequences to us, and may continue to have certain adverse consequences even after they have been filed, including, for example, making us ineligible to register our securities for sale with the SEC using a short-form registration.

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

On July 23, 2007 the Panel determined to continue listing our common stock provided that we filed with the SEC our 10-K by September 12, 2007 and our 10-Q for the first quarter of 2007 by September 18, 2007. We filed our 10-K with the SEC on August 2, 2007 and our 10-Q for the first quarter of 2007 on September 18, 2007. On October 1, 2007 the Panel determined to continue listing our common stock provided that we file with the SEC our 10-Q for the second quarter of 2007 by November 1, 2007. As a result of the Lone Star merger, our common stock is 100% owned by Lone Star and is no longer publicly traded, and our common stock has been delisted from NASDAQ.

NYSE Delisting

On October 19, 2007, Accredited and the REIT announced their intention to deregister the Series A Preferred Shares and Accredited’s guarantee with respect to those shares, on the basis that the shares are currently held by less than 300 registered holders, and, as a prerequisite to such deregistration, the REIT requested the New York Stock Exchange (“NYSE”) to delist the Series A Preferred Shares from the NYSE. The NYSE has ten days following such request in which to make the filing with the Securities and Exchange Commission (the “SEC”) that begins the delisting process, and delisting is effective ten days following such filing. At that time, the filings which begin the deregistration process can be made with the SEC. The deregistration filings are expected to be made by November 8, 2007, at which time the public reporting obligations of Accredited and the REIT will be suspended. The terms and conditions of the Series A Preferred Shares and Accredited’s related guarantee will remain unchanged following any delisting of the shares and any deregistration of the shares and the related guarantee. However, if the Series A Preferred Shares are delisted from the NYSE, there may be a material adverse impact on the market price and liquidity of our Preferred Shares, and our Preferred Shares may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Also, if the Series A Preferred Share and the related guarantee are deregistered under the 34 Act, holders of the shares may not have access to the same quantity and quality of information regarding Accredited and the REIT as they would have if the shares and the guarantee remained registered.

Class Action Lawsuits

In 2007, several class action lawsuits were filed against the Company and certain of its officers and directors. Certain of the lawsuits generally allege that, between November 1, 2005 and March 12, 2007, we issued materially false and misleading statements regarding our business and financial results causing the Company’s stock to trade at artificially inflated prices. Other complaints allege breaches of fiduciary duty by the Company and members of its Board of Directors in connection with the Company’s entry into an Agreement and Plan of Merger with affiliates of Lone Star Fund V (U.S.) L.P. This latter lawsuit has been resolved, and the Company believes that the other lawsuits have no merit and intends to continue to vigorously defend the cases. For additional information, see Note 14 in the Notes to Unaudited Consolidated Financial Statements.

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

Paid first, second and third quarter dividends on the REIT Series A Preferred Stock

The Pricing Committee of the Board of Trustees of the REIT authorized, and the REIT declared in March, June and September of 2007, the quarterly cash dividend on the REIT Series A Preferred Stock at the rate of $0.609375 per share. The first, second and third quarter dividends were paid on April 2, July 2 and October 1, 2007, respectively, to preferred shareholders of record at the close of business on March 15, June 15 and September 14, 2007, respectively.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Executive Summary

We recorded a net loss of $76.9 million for the three months ended June 30, 2007, or $3.03 per diluted share, compared to net income of $41.3 million, or $1.84 per diluted share for the three months ended June 30, 2006. This net loss was the result of the following:

•

Mortgage loan origination volume dropped 59%, from $4.1 billion for the three months ended June 30, 2006 to $1.7 billion for the same period in 2007. Production was negatively impacted by adverse secondary market conditions and continued restrictions of our product menu and underwriting guidelines.

•

Net interest income before provision for loan losses declined by $37.0 million or 47.3%, from $78.1 million for the three months ended June 30, 2006 to $41.1 million for the same period in 2007, due to a reduction in loans held for sale, higher levels of non-performing loans and an increasing cost of funds.

•

The provision for losses on mortgage loans held for investment increased $19.1 million or 146.1% from $13.1 million for the three months ended June 30, 2006 to $32.1 million for the same period in 2007. The increase in the provision was due to the $58.4 million increase in the level of real estate owned (“REO”) during the second quarter of 2007 compared to the $18.4 million increase in REO during the second quarter of 2006 and an increase in the estimated loss severity rate on REO assets.

•

We sold $1.2 billion in mortgage loans during the three months ended June 30, 2007 at a gain on sale price (including hedge gains) of 1.62% compared to sales during the same period in 2006 of $3.7 billion at a gain on sale price (including hedge gains) of 2.51%. Net gain on sale dropped $73.2 million or 79.3% from $92.3 million for the three months ended June 30, 2006 to $19.1 million for the same period in 2007. This significant decline was primarily caused by the adverse conditions in the non-prime mortgage market which resulted in lower mortgage origination volume and substantially lower mortgage loan sales.

•

The provision for market valuation losses on loans held for sale increased $19.0 million, from $15.6 million for the three months ended June 30, 2006 to $34.6 million for the same period in 2007. This provision increase was the result of increasing delinquencies in loans originated and repurchased that remained in loans held for sale at June 30, 2007, coupled with a sharp decline in secondary market prices for delinquent first and second lien non-prime mortgage loans.

•

Repurchase loan activity increased significantly in 2007. We repurchased $105.2 million in mortgage loans from investors in the three months ended June 30, 2007 and transferred the repurchased loans to loans held for sale inventory, which caused a portion of the increase in the provision for market valuation losses for the three months ended June 30, 2007.

•

Operating expenses increased $7.8 million or 9.6%, from $81.2 million for the three months ended June 30, 2006 to $88.9 million for the same period in 2007, primarily due to an increase in legal and investment banking fees and additional occupancy expenses from the Aames operation acquired in the fourth quarter of 2006.

•

The provision for income taxes was $5.2 million for the three months ended June 30, 2007 and was attributable to profits from our Canadian operations and minimum federal and state income taxes, as we could not record a tax benefit resulting from the operating loss due to limitations on net operating loss carryforwards.

•

Net cost to originate, a key measure of our efficiency in originating mortgage loans, increased significantly from 1.34% for the three months ended June 30, 2006 to 3.38% for the same period in 2007 driven primarily by the sharp decline in origination volume for the three months ended June 30, 2007.

Net Revenues

Net revenues and key indicators that affect our net revenues are as follows for the three months ended June 30:

	2007	2006	Change	% Change
	(dollars in thousands)
Interest income (1)	$158,099	$205,050	$(46,951)	(22.9)%
Interest expense (2)	(116,990)	(126,976)	9,986	(7.9)%

Net interest income	41,109	78,074	(36,965)	(47.3)%
Provision for losses on mortgage loans held for investment	(32,146)	(13,062)	(19,084)	146.1%

Net interest income after provision	8,963	65,012	(56,049)	(86.2)%
Gain (loss) on sale of mortgage loans	(1,557)	80,673	(82,230)	(101.9)%
Mortgage loan servicing income	4,819	4,032	787	19.5%
Other income	7,476	3,450	4,026	116.7%

Total net revenues	$19,701	$153,167	$(133,466)	(87.1)%

Mortgage loan originations	$1,676,618	$4,079,195	$(2,402,577)	(58.9)%
Mortgage loan sales	$1,177,800	$3,674,723	$(2,496,923)	(67.9)%
Mortgage loans securitized	$—	$1,050,076	$(1,050,076)	(100.0)%
Average inventory of mortgage loans	$8,535,631	$10,308,868	$(1,773,237)	(17.2)%
Annualized interest income as a percentage of average inventory of mortgage loans	7.41%	7.96%
Average outstanding borrowings	$8,299,546	$9,943,626	$(1,644,080)	(16.5)%

(1)	Interest income includes prepayment penalty income and gains and losses from hedging activities.
(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.

Interest Spread on Mortgage Loans Held for Sale

Interest income on mortgage loans held for sale decreased $55.6 million or 77.6%, from $71.6 million for the three months ended June 30, 2006 to $16.1 million for the same period in 2007. This was reflective of a 48 basis point decrease in the average interest rate on mortgage loans held for sale, from 8.10% in the second quarter of 2006 to 7.62% in the second quarter of 2007 and a $2.7 billion decrease in the average portfolio of loans held for sale from $3.5 billion in the second quarter of 2006 to $844 million in second quarter of 2007. We increased the interest rates charged on new loans to borrowers by 36 basis points from the second quarter of 2006 to the second quarter of 2007, but the yield was reduced 84 basis points due to increases in non-performing loans, resulting in a net decrease in the average rate of 48 basis points. The average balance of non-performing mortgage loans held for sale increased from $67.8 million in the second quarter of 2006 to $98.1 million in the second quarter of 2007 as the rate of delinquencies and the level of repurchased loans increased. The $2.7 billion decrease in the average portfolio of loans held for sale was the result of the 59% decline in mortgage loan originations from the second quarter of 2006 to the second quarter of 2007.

Interest expense on mortgage loans held for sale decreased $34.8 million or 76.6% from $45.5 million for the three months ended June 30, 2006 to $10.6 million for the same period in 2007. This decrease resulted from a $2.5 billion decrease in our average warehouse borrowings, including the ABCP facility, from $3.2 billion in the second quarter of 2006 to $742 million in the second quarter of 2007 as our cost of funds remained stable at 5.67% for the three months ended June 30, 2007 compared 5.63% for the three months ended June 30, 2006. The amortization of commitment fees paid to warehouse lenders increased $1.4 million in the second quarter of 2007 due to our termination of certain warehouse agreements and the ABCP facility, and represented 154 basis points of our average warehouse borrowings during the period compared to 19 basis points in the same period of 2006.

For the three months ended June 30, 2007, the resulting interest spread on our portfolio of mortgage loans held for sale declined $22.1 million or 187 basis points, from 2.28% in 2006 to .41% in 2007, as interest expense, including commitment fees, decreased $33.5 million or 139 basis points while interest income decreased $55.6 million or 48 basis points.

Interest Spread on Mortgage Loans Held for Investment

Interest income on mortgage loans held for investment increased $11.8 million or 9.8%, from $120.1 million for the three months ended June 30, 2006 to $131.9 million for the same period in 2007. This increase was primarily the result of a $920 million or 13.6% increase in the average portfolio of loans held for investment from $6.8 billion in the second quarter of 2006 to $7.7 billion in the second quarter of 2007, as we continued to execute our securitization program and added securitized loans acquired from Aames. The interest rate on loans held for investment decreased 23 basis points, from 7.09% for the three months ended June 30, 2006 to 6.86% for the same period in 2007 as the average balance of non-performing loans increased from $134.5 million for the three months ended June 30, 2006 to $527.7 million for the same period in 2007. Prepayment penalty fees received and other income declined by $3.2 million from $13.4 million for the three months ended June 30, 2006 to $10.2 million for the same period in 2007 as loan prepayments began to slow due to falling home prices and tighter credit conditions. The $920 million increase in the average portfolio of loans held for investment during the second quarter of 2007 was caused by the addition of $1.1 billion in securitized loans during the twelve months ended June 30, 2007 and the $1.1 billion in securitized loans acquired from Aames held during the second quarter of 2007, less normal portfolio run-off due to principal repayments.

Interest expense on mortgage loans held for investment increased $13.4 million or 15.4% from $86.8 million for the three months ended June 30, 2006 to $100.2 million for the same period in 2007. This increase was primarily the result of the $829 million or 12.3% increase in our average securitized bond financing from $6.7 billion in the second quarter of 2006 to $7.6 billion in the second quarter of 2007 plus a 14 basis point increase in our cost of funds rate, from 5.11% in the second quarter of 2006 to 5.25% in the second quarter of 2007. The 14 basis point rate increase in our cost of funds was caused by the increase in the average One Month LIBOR rate. The $829 million increase in the average securitized bond financing was the result of the addition of $1.1 billion in securitized bonds during the twelve months ended June 30, 2007 and the $1.1 billion in securitized bonds acquired from Aames and held during the second quarter of 2007, less normal bond amortization.

The resulting interest spread declined $5.8 million from $53.4 million for the three months ended June 30, 2006 to $47.7 million for the same period in 2007, and the interest margin declined 73 basis points, from 3.08% in 2006 to 2.35% in 2007.

Interest expense on other term debt was $9.1 million for the three months ended June 30, 2007 and represented interest on (1) the $56 million in trust preferred securities at 9.01%, (2) the $230 million Farallon loan at 13% plus discount amortization of 1.2% and (3) the revolving balances outstanding during the quarter on the senior credit facility secured by mortgage servicing rights and servicing advances.

The components of our net interest income were as follows for the three months ended June 30:

	2007			2006
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(dollars in thousands)
Mortgage loans held for sale (1):
Interest income	$16,071	$843,950	7.62%	$71,629	$3,537,011	8.10%
Interest expense	(10,638)	741,580	(5.67)	(45,478)	3,215,315	(5.63)
Commitment fee expense	(2,887)		(1.54)	(1,519)		(0.19)

Spread	2,546		0.41	24,632		2.28

Mortgage loans held for investment:
Interest income	131,875	7,691,681	6.86	120,065	6,771,857	7.09
Prepayment penalty and other income	10,153		0.53	13,356		0.79
Interest expense	(100,222)	7,557,966	(5.25)	(86,819)	6,728,311	(5.11)
Hedging gains and bond issue cost amortization, net	5,853		0.31	6,840		0.41

Spread	47,659		2.45	53,442		3.18

Net interest margin	50,205	8,535,631	2.35	78,074	10,308,868	3.08

Other term debt:
Interest expense gin	(9,096)	288,988	(12.59)	—	—	—

Net interest income	$41,109	$8,535,631	1.93%	$78,074	$10,308,868	3.08%

(1)	Includes mortgage loans held for sale and mortgage loans held for securitization.

Provisions and Reserves for Losses

We make provisions for losses on our portfolio of mortgage loans held for investment based upon our estimate of expected losses resulting from loans in various stages of delinquency, calculated using assumptions of loss frequency and loss severity.

We make market valuation provisions (“LOCOM”) for classes of loans within our portfolio of mortgage loans held for sale that are current, delinquent, aged or have documentation exceptions, when the current prices in the secondary market for mortgage loans with these characteristics are lower than our cost.

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

The total provision for losses detailed below increased $38.1 million or 116.6%, from $32.7 million for the three months ended June 30, 2006 to $70.7 million for the same period in 2007. This provision increase was driven by increasing delinquencies in our mortgage loan portfolio, declining prices for delinquent loans in the secondary market and an increase in the level of repurchase claims. Loans more than 30 days delinquent (excluding mortgage loans acquired from Aames) increased from 3.86% at June 30, 2006 to 9.47% at June 30, 2007. The primary reasons for the increase in 30+ day delinquencies were the aging of the portfolio, higher delinquencies from the late 2005 and 2006 securitizations and additional delinquencies from repurchased loans.

The combined provisions for mortgage loans held for investment and REO increased $19.0 million or 146.1%, from $13.1 million for the three months ended June 30, 2006 to $32.1 million for the same period in 2007. The increase in the provision was due to the $58.4 million increase in the level of REO (acquired in settlement of mortgage loans held for sale and mortgage loans held for investment) during the second quarter of 2007 compared to the $18.4 million increase in REO in the second quarter of 2006 and an increase in the estimated loss severity rate on REO assets.

The provision for LOCOM on loans held for sale increased $19.0 million, from $15.6 million for the three months ended June 30, 2006 to $34.6 million for the same period in 2007. This provision increase was the result of increasing delinquencies in loans originated and repurchased, coupled with a sharp decline in secondary market prices for delinquent first and second lien non-prime mortgage loans. The secondary market investors were especially punitive on second-lien non-prime mortgage loans and first lien non-prime mortgage loans with low credit scores, high loan-to-value ratios and stated income documentation in 2007. In response to these market factors, we continued to change our credit guidelines during the first and second quarters of 2007 and reduce our menu of loan programs to restrict the number of loans we originated with these characteristics, including first and second lien combo loans.

The provision for repurchase losses increased $2.4 million in the three months ended June 30, 2007 compared to the same period in 2006. From late 2006 continuing into the second quarter of 2007, certain investors became more aggressive regarding the identification and pursuit of repurchase claims against the Company. During the three months ended June 30, 2007, we repurchased $105.2 million in mortgage loans and paid $7.8 million in cash settlements to resolve repurchase claims and, in some cases, eliminate the requirement to repurchase mortgage loans in the future from certain investors – both of these actions reduced the repurchase reserve during the second quarter of 2007. At June 30, 2007, we had $62.6 million in qualified repurchase claims and a reserve for losses on repurchase claims of $45.7 million.

The total reserves for losses outlined below decreased $19.0 million, from $326.0 million at December 31, 2006 to $307.0 million at June 30, 2007. In addition, the key ratio of loss reserves on mortgage loans held for investment to principal balance outstanding on mortgage loans held for investment increased from 1.84% at December 31, 2006 to 2.32% at June 30, 2007.

The total provision for losses and their related reserve balances were comprised of the following:

	2007	2006	Change	% Change
	(dollars in thousands)
Provision for losses for the three months ended June 30:
Mortgage loans held for investment	$9,988	$10,109	$(121)	(1.2)%
Real estate owned	22,158	2,953	19,205	650.4%

Provision for losses on mortgage loans held for investment	32,146	13,062	19,084	146.1%
LOCOM valuation	34,596	15,611	18,985	121.6%
Repurchases	4,296	1,864	2,432	130.5%
Premium recapture	(294)	2,125	(2,419)	(113.8)%

Total provision for losses	$70,744	$32,662	$38,082	116.6%

	June 30, 2007	December 31, 2006	Change	% Change
	(dollars in thousands)
Reserves for losses at period end:
Mortgage loans held for investment (1)(2)	$144,160	$138,250	$5,910	4.3%
Real estate owned (3)	73,905	40,364	33,541	83.1%
LOCOM valuation (4)	40,060	36,525	3,535	9.7%
Repurchases (5)	45,721	106,111	(60,390)	(56.9)%
Premium recapture (5)	3,126	4,798	(1,672)	(34.8)%

Total reserves for losses	$306,972	$326,048	$(19,076)	(5.9)%

Principal balance at period end (1):
Mortgage loans held for investment	$6,200,475	$7,503,245	$(1,302,770)	(17.4)%

Reserve balance as a percentage of mortgage loans held for investment (6)	2.32%	1.84%

(1)	The reserve for losses on mortgage loans held for investment in 2007 excludes reserves for losses on Aames mortgage loans due to the effect of purchase accounting. The principal balance of mortgage loans held for investment at June 30, 2007 also excludes any Aames related balances for consistency in presentation within this table.
(2)	Reserve for losses on mortgage loans held for investment is included in mortgage loans held for investment on the consolidated balance sheets.

(3)	Reserve for losses on real estate owned is included in real estate owned on the consolidated balance sheets.
(4)	Reserve for LOCOM valuation losses are included in loans held for sale on the consolidated balance sheets.
(5)	Reserves for repurchases and premium recapture are included in accrued expenses and other liabilities on the consolidated balance sheets.
(6)	The reserve balance percentages for mortgage loans held for investment are calculated by dividing the reserve for losses on mortgage loans held for investment by the principal balance of mortgage loans held for investment

Gain (Loss) on Sale of Mortgage Loans

We recorded a gross gain on sale of mortgage loans of $14.6 million ($19.1 million after derivative gains) on loan sales of $1.2 billion for the three months ended June 30, 2007 compared to a gross gain on sale of mortgage loans of $80.0 million ($92.3 million after derivative gains) on loan sales of $3.7 billion for the same period in 2006. These results translate into loans sold at a premium to par of 1.62% (101.62 sell price) for the three months ended June 30, 2007 compared to loans sold at a 2.51% premium to par (102.51% sell price) during the same period in 2006. The components of the gain (loss) on sale of mortgage loans were as follows for the three months ended June 30:

	2007	2006 (1)	Change	% Change
	(dollars in thousands)
Gross gain on mortgage loan sales	$14,645	$79,991	$(65,346)	(81.7)%
Net gain on derivatives	4,466	12,317	(7,851)	(63.7)%

Net gain on sale of mortgage loans	19,111	92,308	(73,197)	(79.3)%
Provision for market valuation LOCOM	(34,596)	(15,611)	(18,985)	121.6%
Provision for loss on repurchases and premium recapture	(4,002)	(3,989)	(13)	0.3%
Net origination points and fees recognized on sale	21,431	20,757	674	3.2%
Direct mortgage loan origination expenses	(3,501)	(12,792)	9,291	(72.6)%

Total net gain (loss) on sale of mortgage loans (2)	$(1,557)	$80,673	$(82,230)	(101.9)%

Whole loan sales (2)	$1,177,800	$3,674,723	$(2,496,923)	(67.9)%

Gain on sale rates (3):
Gross gain on mortgage loan sales	1.24%	2.17%
Net gain on derivatives	0.38%	0.34%

Net gain on sale of mortgage loans	1.62%	2.51%

(1)	Reclassified to conform to 2007 presentation.
(2)	In accordance with purchase accounting requirements, mortgage loans acquired from Aames were recorded at fair market value, therefore no significant gains or losses were recognized on the sale of mortgage loans acquired from Aames.
(3)	Gain on sale rates are calculated based on the respective amounts divided by whole loan sales, excluding Aames whole loan sales.

Operating Expenses

Operating expenses were as follows for the three months ended June 30:

	2007	2006	Change	% Change
	(dollars in thousands)
Salaries, wages and benefits	$49,452	$49,274	$178	0.4%
General and administrative	19,869	15,539	4,330	27.9%
Occupancy	10,013	6,338	3,675	58.0%
Advertising and promotion	4,376	5,306	(930)	(17.5)%
Depreciation and amortization	5,225	4,693	532	11.3%

Total operating expenses	$88,935	$81,150	$7,785	9.6%

Total serviced loans at period end	$8,471,942	$9,526,735	$(1,054,793)	(11.1)%
Total number of employees at period end	2,591	2,902	(311)	(10.7)%

Salaries, Wages and Benefits. Salaries, wages and benefits were $49.5 million for the three months ended June 30, 2007 compared to $49.3 million for the same period in 2006. Headcount steadily declined during the quarter, from 2,902 at April 1, 2007 to 2,591 at June 30, 2007 as we lost staff across all departments due to attrition. Average headcount was 2,737 during the three months ended June 30, 2007 compared to 2,688 during the same period in 2006. Commission and bonus expenses were off sharply in 2007 compared to 2006 but were offset by an equal reduction in compensation expense capitalized to loans held for sale under SFAS 91 as loans held for sale balances declined.

General and Administrative. General and administrative expenses increased $4.3 million or 27.9% during the three months ended June 30, 2007 compared to the same period in 2006 due primarily to increases in legal and investment banking fees, including those associated with the merger with Lone Star and the defense against stockholder lawsuits.

Occupancy. Occupancy expenses increased $3.7 million or 58.0% during the second quarter of 2007 primarily due to increased leasing costs associated with the additional Aames locations acquired in the merger.

Advertising and Promotion. Advertising and promotion expenses declined 17.5% during the three months ended June 30, 2007 as we reduced spending on referrals and leads for our retail division due to the decline in demand for retail mortgage loan originations.

Depreciation and Amortization. Depreciation and amortization increased 11.3% during the three months ended June 30, 2007 due primarily to additional investments in technology.

Net Cost to Originate

We monitor our net cost to originate mortgage loans, as we believe that it provides a measurement of efficiency in our mortgage loan origination process. The calculation of this net cost to originate was as follows for the three months ended June 30:

	2007	2006	% Change
	(dollars in thousands)
Total operating expenses	$88,935	$81,150	9.6%
Add: Deferred direct mortgage loan origination expenses (1)	5,097	14,063	(63.8)%
Less: Servicing cost (2)	(11,610)	(8,042)	44.4%

Mortgage loan origination expenses	82,422	87,171	(5.4)%
Less: Net origination points and fees collected (3)	(25,678)	(32,706)	(21.5)%

Net cost to originate	$56,744	$54,465	4.2%

Total mortgage loan originations	$1,676,618	$4,079,195	(58.9)%
Net cost to originate as percentage of volume	3.38%	1.34%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases SFAS 91.
(2)	Servicing cost consists of direct expenses and allocated corporate overhead of the servicing division.
(3)	Total net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers, on all mortgage loans originated during the period.

Income Taxes

The provision for income taxes was $5.2 million for the three months ended June 30, 2007 and was attributable to profits from our Canadian operations and minimum federal and state income taxes, as we could not record a tax benefit resulting from the operating loss due to limitations on net operating loss carryforwards.

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

As a result of losses incurred by the Company in the fourth quarter of 2006 as well as continued losses in 2007, the availability of future taxable earnings to fully utilize net operating loss carry-forwards obtained in the Aames acquisition is uncertain. Consequently, a valuation allowance of $112.1 million was established and reflected in the year ended December 31, 2006 against the net deferred tax assets of $232.7 million as of December 31, 2006. The deferred tax asset of $118.5 million at June 30, 2007 represents federal and state income taxes paid in prior years.

REIT Operating Results

Net revenues for the REIT were $18.2 million for the three months ended June 30, 2007, resulting primarily from net interest income after provision for losses on loans held for investment. The REIT incurred expenses of $9.3 million for the same period related to servicing and management fees charged by AHL in accordance with an administration and servicing agreement between the two parties. Resulting net income for the same period was $8.8 million.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Executive Summary

We recorded a net loss of $337.1 million for the six months ended June 30, 2007, or $13.31 per diluted share, compared to net income of $77.1 million, or $3.45 per diluted share for the six months ended June 30, 2006. This net loss was the result of the following factors:

•

Mortgage loan origination volume dropped 53.6%, from $7.7 billion for the six months ended June 30, 2006 to $3.6 billion for the same period in 2007. Production was negatively impacted by adverse secondary market conditions and continued restrictions of our product menu and underwriting guidelines.

•

We sold $4.8 billion in mortgage loans during the six months ended June 30, 2007 at a discount to par (including hedge losses) of 2.92% and recorded a net loss on sale of mortgage loans of $140.4 million. This loss was the direct result of the $2.7 billion of loans sold at a substantial discount to par in March 2007. The sale of these loans in March 2007 resulted in a pre-tax loss of $150 million, but provided the Company with approximately $134 million in cash after paying off the warehouse lenders. During the six months ended June 30, 2006, we sold $6.7 billion in loans at a premium to par (including hedge gains) of 2.39%, resulting in a net gain on sale of mortgage loans of $160.2 million.

•

Net interest income before provision for loan losses declined by $60.9 million or 38.0%, from $160.4 million for the six months ended June 30, 2006 to $99.5 million for the same period in 2007. This decline was the result of a variety of factors: (1) a reduction in loans held for sale, (2) higher levels of non-performing loans, (3) the issuance of $56 million in trust preferred securities and $230 million in term debt during the first quarter of 2007 and (4) an increase in LIBOR rates.

•

The provision for losses on mortgage loans held for investment increased $27.9 million or 94.2% from $29.6 million for the six months ended June 30, 2006 to $57.5 million for the same period in 2007. The increase in the provision was due to the $103.5 million increase in the level of REO during the first half of 2007 compared to the $25.8 million increase in REO in the first half of 2006 and an increase in the estimated loss severity rate on REO assets.

•

The provision for market valuation losses on loans held for sale increased $48.7 million, from $14.9 million for the six months ended June 30, 2006 to $63.6 million for the same period in 2007. This provision increase was the result of increasing delinquencies in loans originated and repurchased that remained in loans held for sale at June 30, 2007, coupled with a sharp decline in secondary market prices for delinquent first and second lien non-prime mortgage loans.

•

Repurchase loan activity increased significantly in 2007 as we repurchased $192.8 million in loans from investors and paid $67.2 million cash settlements to resolve repurchase claims during the six months ended June 30, 2007 compared to $53.1 million in repurchased loans and no cash settlements paid during the first six months of 2006. This resulted in an increase in the provision for losses on repurchases of $23.4 million, from $2.9 million for the six months ended June 30, 2006 to $26.3 million for the same period in 2007.

•

Operating expenses increased $42.6 million or 26.7%, from $159.8 million for the six months ended June 30, 2006 to $202.4 million for the same period in 2007, primarily due to additional personnel and occupancy expenses from the Aames operation acquired in the fourth quarter of 2006 and legal and investment banking fees associated with our merger with Lone Star.

•

The provision for income taxes of $14.8 million for the six months ended June 30, 2007 was attributable to profits generated in Canada and United States federal and state minimum income taxes, as we could not record a tax benefit resulting from the operating loss due to limitations on net operating loss carryforwards.

•

Net cost to originate, a key measure of our efficiency in originating mortgage loans, increased significantly from 1.46% for the six months ended June 30, 2006 to 3.68% for the same period in 2007 as operating expenses increased 26.7% and production declined 53.6% in the first half of 2007 compared to 2006.

Net Revenues

Net revenues and key indicators that affect our net revenues were as follows for the six months ended June 30:

	2007	2006	Change	% Change
	(dollars in thousands)
Interest income (1)	$353,359	$399,507	$(46,148)	(11.6)%
Interest expense (2)	(253,866)	(239,111)	(14,755)	6.2%

Net interest income	99,493	160,396	(60,903)	(38.0)%
Provision for losses on mortgage loans held for investment	(57,470)	(29,599)	(27,871)	94.2%

Net interest income after provision	42,023	130,797	(88,774)	(67.9)%
Gain (loss) on sale of mortgage loans	(180,435)	151,226	(331,661)	(219.3)%
Mortgage loan servicing income	7,727	7,439	288	3.9%
Other income	15,821	5,400	10,421	193.0%

Total net revenues	$(114,864)	$294,862	$(409,726)	(139.0)%

Mortgage loan originations	$3,558,579	$7,666,736	$(4,108,157)	(53.6)%
Mortgage loan sales	$4,804,384	$6,715,256	$(1,910,872)	(28.5)%
Mortgage loans securitized	$—	$2,053,827	$(2,053,827)	(100.0)%
Average inventory of mortgage loans	$9,566,460	$10,090,662	$(524,202)	(5.2)%
Annualized interest income as a percentage of average inventory of mortgage loans	7.39%	7.92%
Average outstanding borrowings	$9,249,424	$9,718,242	$(468,818)	(4.8)%

(1)	Interest income includes prepayment penalty income and gains and losses from certain hedging activities.
(2)	Interest expense includes gains and losses from hedging activities and amortization of debt issuance costs.

Interest Spread on Mortgage Loans Held for Sale

Interest income on mortgage loans held for sale decreased $85.9 million or 58.9%, from $145.9 million for the six months ended June 30, 2006 to $60.0 million for the same period in 2007. This was reflective of a 98 basis point decrease in the average interest rate on mortgage loans held for sale, from 8.15% in the first half of 2006 to 7.17% in the first half of 2007 and a $1.9 billion decrease in the average portfolio of loans held for sale from $3.6 billion in the first half of 2006 to $1.7 billion in the first half of 2007. Due to increased competition in 2006, we dropped the interest rates charged on new loans to borrowers by 35 basis points from the first half of 2006 to the first half of 2007, and the yield was further reduced 62 basis points due to increases in non-performing loans, resulting in a net decrease in the average rate of 98 basis points. The average balance of non-performing mortgage loans held for sale increased from $55.5 million during the six months ended June 30, 2006 to $158.6 million for the same period in 2007 as the rate of delinquencies and the level of repurchased loans increased. The $1.9 billion decrease in the average portfolio of loans held for sale in the first half of 2007 was primarily the result of the sale of substantially all ($2.7 billion) of our loans held for sale inventory on March 16, 2007 combined with a $2.4 billion decline in mortgage loan production in the second quarter of 2007 compared to 2006.

Interest expense on mortgage loans held for sale decreased $44.5 million or 50.8% from $87.6 million for the six months ended June 30, 2006 to $43.1 million for the same period in 2007. This decrease resulted from a 39 basis point increase in our cost of funds rate, from 5.40% in the first half of 2006 to 5.79% in the first half of 2007 due to the increase in the average One Month LIBOR rate (from 4.84% to 5.32%) offset by a $1.8 billion decrease in our average warehouse borrowings, including the ABCP facility, from $3.3 billion for the six months ended June 30, 2006 to $1.5 billion in the same period in 2007. The amortization of commitment fees paid to warehouse lenders increased $2.0 million in the first half of 2007 due to the termination of certain warehouse agreements and the ABCP facility, and represented 70 basis points of our average warehouse borrowings in the first half of 2007 compared to 20 basis points in the first half of 2006.

For the six months ended June 30, 2007, the resulting interest spread on our portfolio of mortgage loans held for sale declined $43.4 million or 187 basis points, from 2.55% in 2006 to 0.68% in 2007, as interest expense, including commitment fees, decreased $42.5 million or 89 basis points and interest income decreased by $85.9 million or 98 basis points.

Interest Spread on Mortgage Loans Held for Investment

Interest income on mortgage loans held for investment increased $ 42.3 or 18.5%, from $228.5 million for the six months ended June 30, 2006 to $270.7 million for the same period in 2007. This increase was primarily the result of a $1.4 billion or 21.3% increase in the average portfolio of loans held for investment from $6.5 billion in the first half of 2006 to $7.9 billion in the first half of 2007, as we continued to execute our securitization program and added securitized loans acquired from Aames. The average interest rate on loans held for investment decreased slightly, from 7.02% for the six months ended June 30, 2006 to 6.86% for the same period in 2007 as the average balance of non-performing loans increased from $125.6 million in the first half of 2006 to $416.3 million in the same period in 2007. Prepayment penalty fees received and other income fell $2.5 million or 10.1% in the first six months of 2007 compared to the same period of 2006, as loan prepayments began to slow due to falling home prices and tighter credit conditions. The $1.4 billion increase in the average portfolio of loans held for investment in the first half of 2007 was caused by the addition of $1.1 billion in securitized loans during the twelve months ended June 30, 2007 and the $1.1 billion in securitized loans acquired from Aames held during the first half of 2007, less normal portfolio run-off due to principal repayments.

Interest expense on mortgage loans held for investment increased $50.6 million or 31.7% from $159.5 million for the six months ended June 30, 2006 to $210.1 million for the same period in 2007. This increase was primarily the result of the $1.3 billion or 20.1% increase in our average securitized bond financing, from $6.5 billion in the first half of 2006 to $7.8 billion in the first half of 2007 plus a 46 basis point increase in our cost of funds rate, from 4.92% for the six months ended June 30, 2006 to 5.38% for the same period in 2007. The 46 basis point rate increase in our cost of funds was caused by the increase in the average One Month LIBOR rate. The $1.3 billion increase in the average securitized bond financing in the first half of 2007 was the result of the addition of $1.1 billion in securitized bonds during the twelve months ended June 30, 2007 and the $1.1 billion in securitized bonds acquired from Aames and held during the first half of 2007, less normal bond amortization.

The resulting interest spread declined $6.9 million from $105.3 million for the six months ended June 30, 2006 to $98.4 million for the same period in 2007, and the interest margin declined 77 basis points, from 3.21% in 2006 to 2.44% in 2007.

Interest expense on other term debt was $10.6 million for the six months ended June 30, 2007 and represented interest on (1) the $56 million in trust preferred securities at 9.01% (from issuance on January 11, 2007), (2) the $230 million Farallon loan at 13.00% (from issuance on March 30, 2007) and (3) the revolving balances outstanding during the period on the senior credit facility secured by mortgage servicing rights and servicing advances.

The components of our net interest income were as follows for the six months ended June 30:

	2007			2006
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(dollars in thousands)
Mortgage loans held for sale (1):
Interest income	$60,027	$1,673,864	7.17%	$145,919	$3,583,397	8.15%
Interest expense	(43,109)	1,481,265	(5.79)	(87,630)	3,252,287	(5.40)
Commitment fee expense	(5,221)		(0.70)	(3,200)		(0.20)

Spread	11,697		0.68	55,089		2.55

Mortgage loans held for investment:
Interest income	270,737	7,892,597	6.86	228,454	6,507,265	7.02
Prepayment penalty and other income	22,595		0.57	25,134		0.76
Interest expense	(210,121)	7,768,159	(5.38)	(159,495)	6,465,955	(4.92)
Hedging gains and bond issue cost amortization, net	15,195		0.39	11,214		0.35

Spread	98,406		2.44	105,307		3.21

Net interest margin	110,103	9,566,460	2.30	160,396	10,090,662	3.19

	2007			2006
	Interest Income (Expense)	Average Balance Outstanding	Average Rate	Interest Income (Expense)	Average Balance Outstanding	Average Rate
	(dollars in thousands)
Other term debt:
Interest expense gin	(10,610)	174,631	(12.15)	—	—	—

Net interest income	$99,493	$9,566,460	2.08%	$160,396	$10,090,662	3.19%

(1)	Includes mortgage loans held for sale and mortgage loans held for securitization.

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

The total provision for losses detailed below increased $97.8 million or 189.4%, from $51.7 million for the six months ended June 30, 2006 to $149.5 million for the same period in 2007. This provision increase was driven by increasing delinquencies in our mortgage loan portfolio, declining prices for delinquent loans in the secondary market and an increase in the level of repurchase claims. Loans more than 30 days delinquent (excluding mortgage loans acquired from Aames) increased from 3.86% at June 30, 2006 to 9.47% at June 30, 2007. The primary reasons for the increase in 30+ day delinquencies were the aging of the portfolio, higher delinquencies from the late 2005 and 2006 securitizations and additional delinquencies from repurchased loans.

The combined provisions for losses on mortgage loans held for investment and REO increased $27.9 million or 94.2% from $29.6 million for the six months ended June 30, 2006 to $57.5 million for the same period in 2007. The increase in the 2007 provision was due to the $103.5 million increase in the level of REO (acquired in settlement for mortgage loans held for sale and mortgage loans held for investment) from December 31, 2006 to June 30, 2007 compared to the $25.8 million increase in REO during the same period in 2006 and an increase in loss severity rates on REO assets.

The provision for LOCOM on loans held for sale increased $48.7 million in the first half of 2007, from $14.9 million for the six months ended June 30, 2006 to $63.6 million for the same period in 2007, and represented the largest portion of the increase in the total provision for losses. This provision increase was the result of increasing delinquencies in loans originated and repurchased that remained in loans held for sale at June 30, 2007, coupled with a sharp decline in secondary market prices for delinquent first and second lien non-prime mortgage loans. The secondary market investors were especially punitive on second-lien non-prime mortgage loans and first lien non-prime mortgage loans with low credit scores, high loan-to-value ratios and stated income documentation in 2007. In response to these market factors, we continued to change our credit guidelines during the first and second quarters of 2007 and reduce our menu of loan programs to restrict the number of loans we originated with these characteristics, including first and second lien combo loans.

The provision for repurchase losses increased $23.4 million in the first half of 2007, from $2.9 million in the six months ended June 30, 2006 to $26.3 million in the same period in 2007. From late 2006 continuing into the second quarter of 2007, certain investors became more aggressive regarding the identification and pursuit of repurchase claims against the Company. During the six months ended June 30, 2007, we repurchased $192.8 million in mortgage loans and paid $67.2 million in cash settlements to resolve repurchase claims and, in some cases, eliminate the requirement to repurchase mortgage loans in the future from certain investors – both of these actions reduced the repurchase reserve during the first half of 2007. At June 30, 2007, we had $62.6 million in qualified repurchase claims and a reserve for losses on repurchase claims of $45.7 million.

The total reserves for losses outlined below decreased $19.0 million, from $326.0 million at December 31, 2006 to $307.0 million at June 30, 2007. In addition, the key ratio of loss reserves on mortgage loans held for investment to principal balance outstanding on mortgage loans held for investment increased from 1.84% at December 31, 2006 to 2.32% at June 30, 2007.

The total provision for losses and their related reserve balances were comprised of the following:

	2007	2006	Change	% Change
	(dollars in thousands)
Provision for losses for the six months ended June 30:
Mortgage loans held for investment	$10,431	$20,032	$(9,601)	(47.9)%
Real estate owned	47,039	9,567	37,472	391.7%

Provision for losses on mortgage loans held for investment	57,470	29,599	27,871	94.2%
LOCOM valuation	63,613	14,916	48,697	326.5%
Repurchases	26,346	2,913	23,433	804.4%
Premium recapture	2,050	4,230	(2,180)	(51.5)%

Total provision for losses	$149,479	$51,658	$97,821	189.4%

	June 30, 2007	December 31, 2006	Change	% Change
	(dollars in thousands)
Reserves for losses at period end:
Mortgage loans held for investment (1)(2)	$144,160	$138,250	$5,910	4.3%
Real estate owned (3)	73,905	40,364	33,541	83.1%
LOCOM valuation (4)	40,060	36,525	3,535	9.7%
Repurchases (5)	45,721	106,111	(60,390)	(56.9)%
Premium recapture (5)	3,126	4,798	(1,672)	(34.8)%

Total reserves for losses	$306,972	$326,048	$(19,076)	(5.9)%

Principal balance at period end (1):
Mortgage loans held for investment	$6,200,475	$7,503,245	$(1,302,770)	(17.4)%

Reserve balance as a percentage of mortgage loans held for investment (6)	2.32%	1.84%

(1)	The reserve for losses on mortgage loans held for investment in 2007 excludes reserves for losses on Aames mortgage loans due to the effect of purchase accounting. The principal balance of mortgage loans held for investment at June 30, 2007 also excludes any Aames related balances for consistency in presentation within this table.
(2)	Reserve for losses on mortgage loans held for investment is included in mortgage loans held for investment on the consolidated balance sheets.
(3)	Reserve for losses on real estate owned is included in real estate owned on the consolidated balance sheets.
(4)	Reserve for LOCOM valuation losses are included in loans held for sale on the consolidated balance sheets.
(5)	Reserves for repurchases and premium recapture are included in accrued expenses and other liabilities on the consolidated balance sheets.
(6)	The reserve balance percentages for mortgage loans held for investment are calculated by dividing the reserve for losses on mortgage loans held for investment by the principal balance of mortgage loans held for investment

Gain (Loss) on Sale of Mortgage Loans

We recorded a gross loss on sale of mortgage loans of $132.5 million ($140.4 million after derivative losses) on loan sales of $4.8 billion for the six months ended June 30, 2007 compared to a gross gain on sale of mortgage loans of $143.9 million ($160.2 million after derivative gains) on loan sales of $6.7 billion for the same period in 2006. These results translate into loans sold at a 2.92% discount to par (97.08% sell price) for the $4.8 billion in loans sold during the six months ended June 30, 2007 compared to loans sold at a 2.39% premium to par (102.39% sell price) during the same period in 2006. This change in the profitability of our loan sales activities were the result of the following factors:

•

Mortgage loan production volume dropped $4.1 billion during the first half of 2007 compared to 2006 due to adverse secondary market conditions and continued restrictions of our product menu and underwriting guidelines. This lower production volume contributed to the $1.9 billion decline in loan sales volume in the first half of 2007.

•	The steady increase in delinquency and default rates on non-prime loans in the overall market in 2007 caused expected loss rates to rise, putting pressure on secondary market prices.

•	The decline in the rate of home price appreciation and declining home prices reduced the premiums investors were willing to pay for non-prime mortgage loans.

•

In March 2007, we sold $2.7 billion of loans held for sale at a substantial discount to par in order to alleviate the cash demands from warehouse lender margin calls. The sale of these loans resulted in a pre-tax loss of $150 million, but provided the Company with approximately $134 million in cash after paying off the warehouse lenders.

The net loss on mortgage loan sales (after derivative losses) of $140.4 million for the six months ended June 30, 2007 was further increased by the provision for market valuation of $63.6 million and the provision for repurchases and premium recapture of $28.4 million. Each of these provisions was higher in 2007 than during the comparable period in 2006 as outlined in the previous section – Provisions and Reserves for Losses. Net origination points and fees for the six months ended June 30, 2007 were $66.4 million, an increase of $27.1 million compared to the $39.3 million for the comparable period in 2006. This increase in net origination points and fees, which partially offset the increased provision expenses, was due to reduced yield spread premium fees paid to brokers and increased fees collected from borrowers, due in large part, to the increase in retail loan originations.

The components of the gain (loss) on sale of mortgage loans were as follows for the six months ended June 30:

	2007	2006 (1)	Change	% Change
	(dollars in thousands)
Gross gain (loss) on mortgage loan sales	$(132,528)	$143,851	$(276,379)	(192.1)%
Net gain (loss) on derivatives	(7,826)	16,322	(24,148)	(147.9)%

Net gain (loss) on sale of mortgage loans	(140,354)	160,173	(300,527)	(187.6)%
Provision for market valuation LOCOM	(63,613)	(14,916)	(48,697)	326.5%
Provision for loss on repurchases and premium recapture	(28,396)	(7,142)	(21,254)	297.6%
Net origination points and fees recognized on sale	66,435	39,293	27,142	69.1%
Direct mortgage loan origination expenses	(14,507)	(26,182)	11,675	(44.6)%

Total net gain (loss) on sale of mortgage loans (2)	$(180,435)	$151,226	$(331,661)	(219.3)%

Whole loan sales (2)	$4,804,384	$6,715,256	$(1,910,872)	(28.5)%

Gain (loss) on sale rates (3):
Gross gain (loss) on mortgage loan sales	(2.76)%	2.15%
Net gain (loss) on derivatives	(0.16)%	0.24%

Net gain (loss) on sale of mortgage loans	(2.92)%	2.39%

(1)	Reclassified to conform to 2007 presentation.
(2)	In accordance with purchase accounting requirements, mortgage loans acquired from Aames were recorded at fair market value, therefore no significant gains or losses were recognized on the sale of mortgage loans acquired from Aames.
(3)	Gain on sale rates are calculated based on the respective amounts divided by whole loan sales, excluding Aames whole loan sales.

Operating Expenses

Operating expenses were as follows for the six months ended June 30:

	2007	2006	Change	% Change
	(dollars in thousands)
Salaries, wages and benefits	$114,064	$96,800	$17,264	17.8%
General and administrative	40,996	30,694	10,302	33.6%
Occupancy	25,247	12,737	12,510	98.2%
Advertising and promotion	12,210	10,459	1,751	16.7%
Depreciation and amortization	9,915	9,120	795	8.7%

Total operating expenses	$202,432	$159,810	$42,622	26.7%

Total serviced loans at period end	$8,471,942	$9,526,735	$(1,054,793)	(11.1)%
Total number of employees at period end	2,591	2,902	(311)	(10.7)%

Salaries, Wages and Benefits. Salaries, wages and benefits increased $17.3 million or 17.8% during the six months ended June 30, 2007, primarily due to the effects of employees added from the merger with Aames in the fourth quarter of 2006. Average headcount was 3,233 during the six months ended June 30, 2007 compared to 2,730 during the same period in 2006. Headcount declined steadily during the six months ended June 30, 2007 from 4,196 at January 1, 2007 to 2,591 at June 30, 2006 as a result of the following actions taken: (1) the elimination of transition staff related to the Aames acquisition, (2) our election not to replace staff attrition losses as they occurred and (3) our decision to close poor performing branch offices.

General and Administrative. General and administrative expenses increased $10.3 million or 33.6% during the six months ended June 30, 2007 compared to the same period in 2006 due primarily to increases in legal and investment banking fees, including those associated with the merger with Lone Star and the defense against stockholder lawsuits.

Occupancy. Occupancy expenses increased $12.5 million or 98.2% during the six months ended June 30, 2007 primarily due to increased leasing costs associated with the additional Aames locations acquired in the merger. In addition, we recorded a $4.0 million expense in the first six months of 2007 to record the acceleration of the lease obligations associated with the closure of several poor performing branches.

Advertising and Promotion. Advertising and promotion expenses increased $1.8 million or 16.7% during the six months ended June 30, 2007 driven by increased spending on referrals and leads to support our retail mortgage loan origination platform.

Depreciation and Amortization. Depreciation and amortization increased 8.7% during the six months ended June 30, 2007 due primarily to additional investments in technology.

Net Cost to Originate

We monitor our net cost to originate mortgage loans, as we believe that it provides a measurement of efficiency in our mortgage loan origination process. The calculation of this net cost to originate was as follows for the six months ended June 30:

	2007	2006	% Change
	(dollars in thousands)
Total operating expenses	$202,432	$159,810	26.7%
Add: Deferred direct mortgage loan origination expenses (1)	8,775	26,860	(67.3)%
Less: Servicing cost (2)	(26,379)	(14,989)	76.0%

Mortgage loan origination expenses	184,828	171,681	7.7%
Less: Net origination points and fees collected (3)	(53,760)	(59,813)	(10.1)%

Net cost to originate	$131,068	$111,868	17.2%

Total mortgage loan originations	$3,558,579	$7,666,736	(53.6)%
Net cost to originate as percentage of volume	3.68%	1.46%

(1)	Represents the amount of direct expenses incurred and deferred in the period in accordance with Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”).

(2)	Servicing cost consists of direct expenses and allocated corporate overhead of the servicing division.
(3)	Total net origination points and fees represent amounts received from borrowers during the period less amounts paid to brokers, on all mortgage loans originated during the period.

Income Taxes

The provision for income taxes was $14.8 million for the six months ended June 30, 2007 and was attributable to profits from our Canadian operations and minimum federal and state income taxes, as we could not record a tax benefit resulting from the operating loss due to limitations on net operating loss carryforwards.

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

As a result of losses incurred by the Company in the fourth quarter of 2006 as well as continued losses in 2007, the availability of future taxable earnings to fully utilize net operating loss carry-forwards obtained in the Aames acquisition is uncertain. Consequently, a valuation allowance of $112.1 million was established and reflected in the year ended December 31, 2006 against the net deferred tax assets of $232.7 million as of December 31, 2006. The deferred tax asset of $118.5 million at June 30, 2007 represents federal and state income taxes paid in prior years.

REIT Operating Results

Net revenues for the REIT were $54.2 million for the six months ended June 30, 2007, resulting primarily from net interest income after provision for losses from securitizations. The REIT incurred expenses of $19.4 million for the same period related to servicing and management fees charged by AHL in accordance with an administration and servicing agreement between the two parties. Resulting net income for the same period was $34.8 million.

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

Warehouse Facilities

We use our various warehouse credit facilities to finance the funding of our loan originations. We sell or securitize our mortgage loans generally within one to four months from origination and use the proceeds primarily to pay down the warehouse credit facilities. Each of our current warehouse credit facilities also contains a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loan documents.

Except as otherwise noted below, all of our warehouse credit facilities accrued interest at a rate based upon one-month LIBOR plus a specified spread and as of June 30, 2007 had other material terms and features as follows:

	Outstanding Amount	Facility Amount
	(in thousands)
Wachovia Bank, N.A. expiring March 2008	$512,556	$750,000
Credit Suisse First Boston Mortgage Capital LLC expiring March 2008 (1)	324,082	600,000
Morgan Stanley Mortgage Capital Holdings LLC expired July 2007	9,385	650,000
Natixis Real Estate Capital Inc. expired August 2007	—	600,000
Merrill Lynch Capital Canada, Inc. expired July 2007 (2)	32,290	75,500
Deutsche Bank AG, Canada Branch expiring June 2008 (2)	—	141,600

Total credit facilities	$878,313	$2,817,100

(1)	Interest at overnight LIBOR plus a specified spread.
(2)	Interest at one-month Bankers’ Acceptance rate plus a spread.

One or more of our credit facilities include sublimits for aged and delinquent loans, as well as for real estate owned (properties acquired through foreclosure of defaulted mortgage loans or through deeds in lieu of foreclosure) and subordinated asset-backed bonds.

Our warehouse and other credit facilities contain customary covenants including maximum leverage, minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. In addition, if we default under one facility, it would generally trigger a default under our other facilities. As of June 30, 2007, we were in compliance with all covenant requirements for each of the facilities.

In 2007, the Company sold substantial amounts of its loans held for sale and obtained the $230 million Farallon Loan providing cash and liquidity which was used to repay many of the Company’s then-existing warehouse facilities, after which such facilities were terminated. Specifically, through August 31, 2007, the Company repaid and terminated the warehouse facilities with Lehman Brothers Bank, FSB, Residential Funding Company, LLC, Goldman Sachs Mortgage Company and Merrill Lynch Bank USA,. Additionally, as of August 31, 2007, the Company had repaid all amounts outstanding under, and allowed to expire, the facilities provided by Morgan Stanley Mortgage Capital Holdings LLC, by Natixis Real Estate Capital Inc. (formerly known as IXIS Real Estate Capital Inc.) and by Merrill Lynch Capital Canada Inc. The Company, on March 30, 2007, amended the Amended and Restated Master Repurchase Agreement, dated as of December 30, 2005, with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), and, on March 29, 2007, entered into a Master Repurchase Agreement with Wachovia Bank, N.A. (“Wachovia”). Under the amended agreement with CSFB, the term of the CSFB repurchase facility was extended through March 28, 2008, and the maximum committed amount available for borrowing remained at $600 million. Under the agreement with Wachovia, as amended on May 1, 2007 and on July 5, 2007, the term of the Wachovia repurchase facility was extended through March 25, 2008, and the maximum committed amount available for borrowing was increased to $1 billion.

On September 4, 2007, the Company entered into an amendment to the Master Repurchase Agreement with Wachovia and on September 5, 2007 entered in an amendment to the Amended and Restated Master Repurchase Agreement with CSFB, both effective on and after July 31, 2007. Pursuant to these amendments, the parties modified the definition of “Adjusted Tangible Net Worth” to include the amount of the Company’s pool trust preferred securities, and in addition, the CSFB amendment contains an additional sublimit for performing aged warehouse loans.

As of September 30, 2007, the company had warehouse facilities outstanding as follows:

Warehouse Lender	Outstanding Amount	Total Facility Amount	Expiration Date
	(in millions)
Credit Suisse First Boston Mortgage Capital LLC (1)	$240	$600	03/28/2008
Wachovia Bank, LLC (2)	325	1,000	03/25/2008
Deutsche Bank AG, Canada Branch (3)	136	141	06/28/2008

Total	$701	$1,741

(1)	Interest at overnight LIBOR plus a specified spread.
(2)	Interest at One Month LIBOR plus a specified spread.

(3)	Interest at one-month Bankers’ Acceptance rate plus a spread.

At September 30, 2007, Accredited had total liquidity of approximately $140 million which consisted of cash and cash equivalents plus available collateralized borrowing capacity on our warehouse and other lines of credit.

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

REIT Activity

At June 30, 2007 the REIT had cash of $64.8 million, an increase of $41.5 million from December 31, 2006. During the six months ended June 30, 2007, net cash provided by operating activities totaled $50.8 million net cash provided by investing activities totaled $1.3 billion and net cash used in financing activities totaled $1.3 billion.

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

The Pricing Committee of the Board of Trustees of the REIT authorized, and the REIT declared in March, June and September of 2007, the quarterly cash dividend on the REIT Series A Preferred Stock at the rate of $0.609375 per share. The first, second and third quarter dividends were paid on April 2, July 2 and October 1, 2007, respectively, to preferred shareholders of record at the close of business on March 15, June 15 and September 14, 2007, respectively.

Accredited has irrevocably and unconditionally agreed to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock. At June 30, 2007, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at June 30, 2007, the REIT’s current annual dividend obligation totals $10.0 million.

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

Derivative Instruments and Hedging Activities

As part of our interest rate management process, we use derivative financial instruments such as Eurodollar futures and options on Eurodollar futures. In connection with our securitizations structured as financings, we entered into interest rate cap and interest rate swap agreements. It is not our policy to use derivatives to speculate on interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted, derivative financial instruments are reported on the consolidated balance sheets at their fair value.

Fair Value Hedges

We designate certain derivative financial instruments as hedge instruments under SFAS 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains adequate correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair market value of mortgage loans held for sale or securitization, we use derivatives as fair value hedges under SFAS 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and mortgage loans are recognized in the consolidated statement of operations in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale recognized as a result of hedge accounting is reversed at the time the mortgage loans are sold. The net amount recorded in the consolidated statement of operations is referred to as hedge ineffectiveness.

Cash Flow Hedges

During the third quarter of 2004, we implemented the use of cash flow hedging on our securitization debt under SFAS 133. Pursuant to SFAS 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. During the third quarter 2005, Accredited implemented the use of cash flow hedging on its variable rate debt in Canada under SFAS 133. Pursuant to SFAS 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our variable rate debt in Canada attributable to interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recorded into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

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

The base or current interest rate curve is adjusted by the levels shown below as of June 30, 2007:

	+100 bp	+50 bp	-50 bp	-100 bp
	(in thousands)
Change in fair value of:
Mortgage loans committed and held for sale	$(28,344)	$(14,318)	$14,621	$29,556
Derivatives related to mortgage loans committed and held for sale	19,508	9,754	(9,754)	(19,508)
Warehouse debt	(1,464)	(732)	732	1,464
Securitized debt	(91,129)	(45,916)	46,610	93,968
Derivatives related to securitized debt	60,895	30,447	(30,868)	(61,736)

Total	$(40,534)	$(20,765)	$21,341	$43,744

The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities. Because the impact of +50 vs. +100 basis points and -50 vs. -100 basis points is nearly linear in nature, the interest rate simulation sensitivity analysis may be extrapolated to form conclusions about larger interest rate movements.

Contractual Obligations

The following table summarizes our contractual obligations, excluding future interest, at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Calendar Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Credit facilities	$878,313	$878,313	$—	$—	$—
Securitization bond financing(1)	7,106,379	1,406,128	3,276,062	1,281,759	1,142,430
Other borrowings	327,025	41,025	—	—	286,000
Operating lease obligations	142,736	17,866	55,412	36,155	33,303

Total	$8,454,453	$2,343,332	$3,331,474	$1,317,914	$1,461,733

(1)	Amounts represent the expected repayment requirements based on anticipated receipts of principal and interest on underlying mortgage loan collateral. The securitization bond financing represents obligations of the respective trusts that issue the notes and the assets sold to these issuers are not available to satisfy claims of Accredited’s creditors. The noteholders’ recourse is limited to the pledged collateral.

Off-Balance Sheet Financing Arrangements

In the normal course of business, in order to meet the financing needs of our borrowers, we are a party to various financial instruments with off-balance sheet risk. These financial instruments primarily represent commitments to individual borrowers to fund their loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. We seek to mitigate the credit risk by evaluating the creditworthiness of potential mortgage loan borrowers on a case-by-case basis. We do not guarantee interest rates to potential borrowers when an application is received. We quote interest rates to borrowers which are generally subject to change by us. Although we make every effort to honor such quotes, the quotes do not constitute interest rate lock commitments. Interest rates conditionally approved following the initial underwriting of applications are subject to adjustment if any conditions are not satisfied. We commit to originating loans, in many cases dependent upon the borrower’s satisfying various conditions. These commitments to fund individual borrower loans totaled $528 million as of June 30, 2007.

Accredited has irrevocably and unconditionally agreed to pay in full to the holders of each share of the REIT’s Series A Preferred Shares, as and when due, regardless of any defense, right of set-off or counterclaim which the REIT or Accredited may have or assert: (i) all accrued and unpaid dividends (whether or not declared) payable on the REIT’s Series A Preferred Shares, (ii) the redemption price (including all accrued and unpaid dividends) payable with respect to any of the REIT’s Series A Preferred Shares redeemed by the REIT and (iii) the liquidation preference, if any, payable with respect to any of the REIT’s Series A Preferred Shares. Accredited’s guarantee is subordinated in right of payment to Accredited’s indebtedness, on parity with the most senior class of Accredited’s preferred stock and senior to Accredited’s common stock. At June 30, 2007, the aggregate redemption value of the total preferred shares outstanding was $102.3 million. Based on total preferred shares outstanding at June 30, 2007, the REIT’s current annual dividend obligation totals $10.0 million.

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

During the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005, we completed one, two and four securitizations, respectively. These securitizations were structured as financings. The transactions were legally structured as sales of mortgage loans, but for accounting purposes were treated as financings under SFAS 140. When we enter into a securitization structured as a financing, the mortgage loans remain on our balance sheet, retained interests are not created, and debt securities issued in the securitization replace the warehouse debt originally associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the debt securities, as well as ancillary fees, over the life of the securitization, instead of recognizing a gain or loss upon closing of the transaction.

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

Provisions for Losses

We provide market valuation adjustments on certain nonperforming mortgage loans. These adjustments are based upon our estimate of expected losses, calculated using loss frequency and loss severity rate assumptions, and are based upon the value that we could reasonably expect to obtain from a sale, other than in a forced or liquidation sale. Specifically, we take into account two methods. The purpose of the dual methodology is to incorporate a hybrid approach so that we are taking into account a long-term view of losses which is flexible enough to readily adapt the loss reserve model to changes in the short and medium term. The following methods are applied at the securitization pool level. At June 30, 2007 we had 16 securitized pools and one held for securitization pool to which this methodology was applied.

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

Interest Rate Risk, Derivatives and Hedging

We regularly originate, securitize and sell fixed and variable rate mortgage loans. We face six primary periods of interest rate risk: during the period from approval of a mortgage loan application through mortgage loan funding; on our mortgage loans held for sale from the time of funding to the date of sale; and on the mortgage loans underlying our mortgage-related securities and on our mortgage loans held for investment subject to portfolio-based accounting.

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

The interest rate risk on the mortgage loans underlying our mortgage-related securities and on our mortgage loans held for investment subject to portfolio-based accounting exists because some of these mortgage loans have fixed interest rates for a period of two, six or five years while the rate passed through to the investors in the mortgage-related securities and the holders of the securitization bonds is based upon an adjustable rate. We also have interest rate risk for six month adjustable mortgage loans and when the mortgage loans become adjustable after their two, six or five year fixed rate period. This is due to the mortgage loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the investors in the mortgage-related securities and holders of the securitization bonds. Our use of derivatives is intended to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) on the mortgage-related securities and changes in the cash flows of our mortgage loans held for investment subject to portfolio-based accounting due to changes in LIBOR rates.

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

Fair Value Hedges

We designate certain derivative financial instruments as hedge instruments under SFAS 133, and at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure there remains a highly effective correlation in the hedge relationship. To hedge the effect of interest rate changes on the fair value of mortgage loans held for sale, we are using derivatives as fair value hedges under SFAS 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instrument and mortgage loans attributable to changes in interest rates are recognized in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale attributable to changes in interest rates recognized as a result of hedge accounting is reversed at the time we sell the mortgage loans. This results in a correspondingly higher or lower gain on sale revenue at such time. The net amount recorded in the consolidated statements of operations is referred to as hedge ineffectiveness.

Cash Flow Hedges

During the third quarter 2004, we implemented the use of cash flow hedge accounting on our securitization debt under SFAS 133. Pursuant to SFAS 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. During the third quarter 2005, Accredited implemented the use of cash flow hedging on its variable rate debt in Canada under SFAS 133. Pursuant to SFAS 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our variable rate debt in Canada attributable to interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recorded into earnings in the period during which the hedged transaction affects earnings. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a six-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. The Company has not determined the financial impact, if any, upon adoption on January 1, 2008, has not yet been determined.

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

In the third quarter of 2006, the non-prime mortgage market in which the Company operates was characterized by increased competition for loans and customers which simultaneously lowered profit margins on loans and caused lenders to be more aggressive in making loans to relatively less qualified customers. By the end of 2006, the non-prime mortgage industry was clearly being negatively impacted. The sustained pricing competition and higher risk portfolios of loans reduced the appetite for loans among whole loan buyers, who offered increasingly lower prices for loans, thereby shrinking profit margins for non-prime lenders. In addition, the higher levels of credit risk taken on by non-prime lenders resulted in higher rates of delinquency in the loans held for investment and in increasing frequency of early payment defaults and repurchase demands on loans that had been sold. These trends accelerated during the first quarter of 2007, and the industry experienced a period of turmoil which has continued into the second and third quarters of 2007. As of August 31, 2007, more than 100 mortgage companies operating in the non-prime mortgage industry have failed and many others face serious operating and financial challenges. The most notable of these failures is New Century Mortgage Corporation (“New Century”), one of the largest non-prime originators in recent years, which announced in early April 2007 that it would file for bankruptcy protection.

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

During 2007, a number of significant industry events occurred, including the following:

•	New Century announced that it would restate results for the nine months ended September 30, 2006 to account for losses on defaulted loans that it was obligated to repurchase (February 7th);

•	HSBC Holdings PLC, one of the world’s largest banks and non-prime lenders, announced an increase in its bad debt charge for 2006, which it attributed to problems in its U.S. non-prime mortgage lending division (February 8th);

•	Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Fieldstone Investment Corporation (“Fieldstone”) announced that they had entered into a definitive merger agreement under which C-BASS would acquire all of Fieldstone’s outstanding common stock (February 16th);

•	ACC Capital Holdings, the parent company of Ameriquest Mortgage Company and Argent Mortgage Company, two large non-prime mortgage originators, announced that it had secured additional capital from Citi’s Markets and Banking Division and its majority shareholder, and that Citi had agreed to become the company’s primary warehouse lender and had acquired an option to buy the company’s wholesale mortgage business (February 28th);

•	Fremont General Corp. (“Fremont”), another significant non-prime mortgage originator, announced that it would exit its non-prime real estate lending operations and that it was in discussions with various parties regarding the sale of this business (March 2nd);

•	The New York Stock Exchange suspended trading of New Century’s common stock based on uncertainties concerning its liquidity position (March 12th);

•	Fieldstone announced that it had amended its previously announced merger agreement with C-BASS to reduce the price of Fieldstone’s common stock to $4.00 per share (March 16th);

•	People’s Choice Home Loan, Inc., another significant non-prime mortgage originator, filed for bankruptcy protection (March 20th);

•	Fremont sold approximately $4.0 billion of non-prime residential real estate loans and entered into exclusive negotiations with the same institution to sell most of its residential real estate business (March 21st);

•	New Century filed for bankruptcy protection (April 2nd);

•	NovaStar Financial, another significant non-prime mortgage originator, initiated a formal process to explore strategic alternatives and received $100 million in financing (April 11th);

•	First Horizon National Corp. blamed difficulty selling mortgages in the secondary market and increased repurchase requests for its decision to shutter its subprime business (April 20th);

•	H&R Block Inc. announced the sale of Option One Mortgage Corp. (“Option One”), another large non-prime mortgage originator, to an affiliate of Cerberus Capital Management with a transaction value equal to Option One’s tangible net assets as of the date of closing less $300 million (April 20th);

•	WMC, a unit of General Electric Co., announced that it would cut 771 jobs (April 20th);

•	Standard & Poor’s Ratings Service placed its credit ratings on 612 classes of residential mortgage-backed securities backed by U.S. non-prime collateral on “credit watch” with negative implications because of poor collateral performance, expectation of increasing losses on the underlying collateral pools, the consequent reduction of credit support, and changes that will be implemented with respect to the methodology for rating new transactions (July 10th);

•	Moody’s Investors Service downgraded 399 residential mortgage-backed securities and placed an additional 32 residential mortgage-backed securities under review for possible downgrade based on higher than anticipated rates of delinquency in the underlying collateral compared to current credit enhancement levels (July 10th);

•	General Electric Co. announced plans to sell WMC Mortgage Corp, its three-year-old U.S. non-prime mortgage unit (July 12th);

•	NovaStar Financial, Inc. announced an investment of $48.8 million by MassMutual and Jefferies Capital Partners as part of a commitment to raise $150 million in new equity to complete its formal process of exploring strategic alternatives (July 16th);

•	Bear Stearns announced the collapse of two of its hedge funds that had invested in non-prime mortgage securities (July 18th);

•	Countrywide Financial Corp.’s second-quarter net income fell 33% because of softening home prices. Countrywide cut its 2007 earnings estimate because it expects a challenging second half, including difficulty in the housing and mortgage markets (July 24th);

•	American Home Mortgage Investment Corp. announced a delayed payment of its quarterly cash dividend on the company’s common stock and anticipated delaying payment of its quarterly cash dividends on its preferred stock in order to preserve liquidity until it obtains a better understanding of the impact that current market conditions in the mortgage industry and the broader credit market will have on the company’s balance sheet and overall liquidity. American Home Mortgage said that the unprecedented disruption in the credit markets in the past few weeks caused major write-downs of its loan and security portfolios and consequently has caused significant margin calls with respect to its credit facilities (July 28th);

•	MGIC Investment Corporation announced that it had concluded that the value of its investment in C-BASS had been materially impaired because the market for non-prime mortgages had experienced significant turmoil beginning in February 2007, with market dislocations accelerating to unprecedented levels beginning in approximately mid-July 2007 (July 30th);

•	American Home Mortgage announced that it was unable to borrow on its credit facilities and to fund its lending obligations of approximately $300 million on July 30 and that it did not anticipate funding approximately $450 to $500 million on July 31. (July 31th);

•	American Home Mortgage filed for bankruptcy protection (August 6th);

•	Aegis Mortgage suspended loan originations (August 6) and files for bankruptcy protection (August 10th);

•	HomeBanc filed for bankruptcy protection (August 10th);

•	NovaStar Financial suspended wholesale originations (August 17th) and sharply reduced retail originations (September 4th);

•	Countrywide Financial Corp., facing “unprecedented disruptions” to its funding operations, tapped $11.5 billion credit line (August 16th); Bank of America invested $2 billion in Countrywide (August 22th);

•	Capital One shut down its GreenPoint Mortgage subsidiary, cutting 1,900 jobs (August 20th);

•	Lehman Brothers announced the closing of its subprime subsidiary, BNC Mortgage LLC (August 22nd);

•	Nationstar Mortgage, the subprime unit of Fortress Investment Group, stoppeds all wholesale originations (September 21st);

•	HSBC closed one of its non-prime lending units, Decision One (September 24th);

•	Luminent Mortgage Capital Inc. stated that the fallout from the subprime mortgage crisis could cut the value of its investment portfolio and may lead to the loss of its real-estate investment trust status (September 26th);

•	Credit Suisse Group begins pruning its mortgage-backed securities unit by laying off 150 employees (September 26);

•	Morgan Stanley cut 600 positions related to its mortgage business (October 2nd); and

•	Bear Stearns cut 310 jobs by combining two of its mortgage units (October 3rd).

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

We restructured our operations and temporarily suspended U.S. mortgage loan originations, and our resumed lending operations may not be profitable.

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

Due to the turbulence in the non-prime mortgage industry, we have not been able to sell or securitize at a profit most of the mortgage loans we have originated throughout 2007. Accordingly, we made the decision to restructure our operations, beginning September 2007, to eliminate all retail lending operations, significantly downsize wholesale lending operations, and suspend substantially all U.S. lending unless and until market conditions return under which non-prime mortgage loans could again be originated and sold or securitized at a profit. On October 15, 2007, we resumed U.S. lending operations because we believe that, with the support of our new parent LoneStar, we can resume lending operations in a manner that will be beneficial over the long term. As a consequence, the survival of our downsized operations will be primarily dependent upon income derived from our servicing operations, our residual interests in previously securitized loans and our Canadian mortgage loan originations. There can, however, be no assurance that our resumption of U.S, lending operations will be successful or that our other sources of income — income derived from our servicing operations, our residual interests in previously securitized loans and our Canadian mortgage loan originations — will be sufficient to fund our operations going forward.

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

Our ability to obtain additional sources of financing may be limited to the extent that we have pledged our mortgage loans, our servicing rights and advances, and our economic residual interests in previously securitized loans to warehouse and other credit facility providers. Additionally, on March 30, 2007, we pledged substantially all of our remaining unencumbered assets to secure a $230 million loan from an affiliate of Farallon Capital Management, LLC. To the extent that we are not successful in maintaining, replacing or obtaining alternative financing sources on acceptable terms, our business may be significantly harmed.

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

If, after a mortgage loan is sold or securitized, a breach of any such representation or warranty is identified and asserted, we may be obligated to repurchase the mortgage loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser or securitization trust against any such losses, either of which could reduce our cash available for operations and liquidity. During the years ended December 31, 2006 and 2005, mortgage loans repurchased totaled $205.2 million and $72.3 million, respectively, pursuant to these obligations. In late 2006 continuing into 2007, certain purchasers became more aggressive regarding the identification, notification and collection of repurchase requests to the Company. In addition, the number of mortgage loans that we have been required to repurchase has increased as a result of our merger with Aames, since we assumed their repurchase obligations upon the closing of the merger. During the eight months ended August 31, 2007, we repurchased approximately $208 million in mortgage loans and paid $67 million in cash settlements to eliminate the requirement to repurchase mortgage loans in the future from investors.

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

Ratings downgrades of our servicing operations and securitized bonds may make future securitizations more difficult and costly to execute, even if secondary mortgage market conditions become more favorable.

Our ability to complete securitizations of our mortgage loans will depend upon a number of factors in addition to market conditions, many of which are beyond our control, including the availability of credit enhancements to support the securities sold in securitizations, such as financial guarantee insurance, a senior subordinated structure or other means, and the performance of our mortgage loans previously held for investment. As a result of the ongoing turbulence within the non-prime mortgage industry, credit enhancement requirements for securitizations of non-prime mortgage loans have been significantly increased and may be further increased in the future. This generally has the effect of increasing the overall expense of executing securitizations and reducing the earnings therefrom. Moreover, our ratings as a mortgage loan servicer have been downgraded in recent months and may be downgraded further, limiting our ability to act as servicer of our securitizations without a backup servicer. Also, the ratings of several tranches of our previously securitized bonds have been downgraded in recent months and further such downgrades may occur, adding to the difficulty of executing future securitizations. As a result of the foregoing, we cannot assure you, that we will be able to resume mortgage loan securitizations on terms that are favorable to us.

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

As a result of our acquisition of Aames, our management has been and may continue to be distracted from their focus on our business and operations in order to attend to issues arising out of the acquisition and subsequent integration.

There is a significant degree of difficulty and management distraction inherent in the process of acquiring and integrating a business such as Aames. The acquisition and integration have caused and continues to cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management have devoted and may be required to continue to devote considerable amounts of time to the acquisition and integration process, which has decreased and may decrease the time have to manage our business and develop new strategies. If our senior management is not able to effectively manage the acquisition and integration process, or if any significant business activities are interrupted as a result of the acquisition and integration process, our business could suffer further.

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

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and mortgage loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate mortgage loan pricing and collecting, our business, financial condition, liquidity and results of operations could be significantly harmed. Our total delinquency rate (30 or more days past due, including mortgage loans in foreclosure and converted into real estate owned) for our servicing portfolio was 11.7% at June 30, 2007. Historically, our delinquency rate has increased, and we anticipate an increase in the future, as the mortgage loans in our portfolio age.

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

The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate mortgage loans because refinancing an existing mortgage loan would be less attractive and qualifying for a purchase mortgage loan may be more difficult.

•	Existing borrowers with adjustable-rate mortgages or higher risk mortgage loan products may incur higher monthly payments as the interest rate increases, or experience higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a mortgage loan, the value that we would receive upon the sale or securitization of the mortgage loan decreases.

•	The cost of financing our mortgage loans prior to sale or securitization is based primarily upon the London Inter-Bank Offered Rate (“LIBOR”). The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first six months. If LIBOR increases after the time of mortgage loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale or securitization and our LIBOR-based cost of financing such mortgage loans—will be reduced. The weighted average cost of financing our mortgage loans, prior to sale or securitization, was 7.21% during the quarter ended June 30, 2007.

•	When we securitize mortgage loans, the income we receive from the economic residual interests we retain are also based on LIBOR to the extent the underlying mortgage loans have an adjustable interest rate. This is because the income we receive from these interests is based on the difference between the fixed rates payable on the mortgage loans for the initial fixed-rate periods, and an adjustable LIBOR-based yield payable to the senior security holders. We also have interest rate risk when the mortgage loans become adjustable after their initial fixed-rate periods. This is due to the mortgage loan rates resetting every six months, subject to various caps and floors, versus the monthly reset on the rate passed through to the holders of the securitization bonds that is not typically subject to any caps or floors.

Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

Our business may be significantly harmed by a slowdown in the economy or a natural disaster in the states of California or Florida, where we conduct a significant amount of business.

A significant portion of the mortgage loans we have originated, purchased or serviced has been secured by properties in California and Florida. During the quarter ended June 30, 2007, 15% and 16% of the principal balance of the mortgage loans we originated were collateralized by properties located in California and Florida, respectively. At June 30, 2007, 17% and 14% of the unpaid principal balance of mortgage loans we serviced were collateralized by properties located in California and Florida, respectively. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, hurricane or wildfire, could decrease the value of mortgaged properties in these states. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate, sell, or securitize mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

During the six months ended June 30, 2007, we completed securitizations of mortgage loans totaling $0.8 billion. During each year ended December 31, 2006, 2005 and 2004, we completed securitizations of mortgage loans totaling $2.4 billion, $4.2 billion and $3.3 billion, respectively. Any combination of the factors listed above may reduce the income we receive from and the value of our economic residual interests.

If we do not manage the size of operations effectively, our financial performance could be harmed.

Prior to 2007, we experienced rapid growth that placed certain pressures on our management, administrative, operational and financial infrastructure. In addition to growth by direct expansion, we grew by acquiring the stock or assets of other mortgage companies. For example, our acquisition of Aames added approximately 1,450 employees upon its completion in October 2006. As of December 31, 2006, we had approximately 4,200 employees (1,177 of which were attributable to our acquisition of Aames). Many of these employees had very limited experience with us and a limited understanding of our systems and controls. In connection with the restructuring implemented in September 2007, we downsized to approximately 1,000 employees, and we may implement additional reductions in our number of employees and other cost-saving measures. In light of these recent challenges, we cannot assure you that we will be able to:

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

We may not be able to successfully resume our wholesale lending operations if we are unable to re-establish our network of independent brokers.

Historically, a significant majority of our originations of mortgage loans have come from independent brokers. During 2006, 85% of our mortgage loan originations were originated through our broker network. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us for their business. Accordingly, there can be no assurance that we will be able to re-establish our broker relationships in connection with our resumption of wholesale lending operations, thereby jeopardizing the success of such resumption.

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

We may be required to conform to the standards of the January 2006 Ameriquest settlement, which could harm our business.

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

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. Of the securitized mortgage loans we serviced during the quarter ended June 30, 2007, 28% were prepaid. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of mortgage loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks” below for a discussion of statutes related to prepayment penalties.

Our interest-only mortgage loans may have a higher risk of default than our fully-amortizing mortgage loans and, therefore, may be considered less valuable than other types of mortgage loans in the sales and securitization process.

Our fixed-rate mortgages or adjustable-rate mortgage loans may have initial interest-only periods, typically five years, during which the monthly payments are limited to the amounts required to pay accrued interest due on the mortgage loans. During the quarter ended June 30, 2007, originations of interest-only mortgage loans totaled $168.3 million, or 10.0%, of total originations. The interest-only feature may reduce the likelihood of prepayment during the interest-only period due to the smaller monthly payments relative to a fully-amortizing mortgage loan. However, upon expiration of the interest-only payment, the borrower’s payment will increase to cover the fully amortizing payment. The adjustment to the higher payment amount increases the risk that the borrower will default or prepay the mortgage loan. Because no principal payments may be made on such mortgage loans for an extended period following origination, if the borrower defaults, the unpaid principal balance of the related mortgage loan will be greater than otherwise would be the case, increasing the risk of loss in that situation. For those reasons, among others, these interest-only mortgage loans may be less valuable in the secondary market and may result in lesser proceeds to us when sold or securitized as compared to fully amortizing mortgage loans.

Decreasing home prices or increasing interest rates may impair future earnings from cash-out refinancings.

During the quarter ended June 30, 2007, approximately 77% of our mortgage loan production volume consisted of cash-out refinancings. A substantial and sustained increase in interest rates could significantly reduce the number of borrowers who would qualify or elect to pursue a cash-out refinancing and result in a decline in that origination source. Similarly, decreasing home prices reduce the amount of equity available to be borrowed against in cash-out refinancings and could result in a decrease in mortgage loan production volume from that origination source. Therefore, reliance on cash-out refinancings as a significant source of origination volume would subject us to risks that could harm our results of operations, financial condition and business prospects.

If many of our borrowers become subject to the Servicemembers Civil Relief Act of 2003, our cash flows from our residual securities and our securitizations structured as financings may be harmed.

Under the Servicemembers Civil Relief Act, which in 2003 re-enacted the Soldiers’ and Sailors’ Civil Relief Act of 1940 (the “Act”), a borrower who enters military service after the origination of the borrower’s mortgage loan generally may not be charged interest above an annual rate of 6% during the period of the borrower’s active duty status. The Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. A prolonged, significant military mobilization as part of the war on terrorism or the war in Iraq could increase the number of the borrowers in our securitized pools who are subject to the Act and thereby reduce the interest payments collected from those borrowers. To the extent the number of borrowers subject to the Act is significant, the cash flows we receive from mortgage loans underlying the securitizations in which we have retained economic residual interests would be reduced, which could cause us to reduce the carrying value of our residual interests and could decrease our earnings. In addition, the Act imposes limitations that would impair the ability of the servicer to foreclose on an affected mortgage loan during the borrower’s period of active duty status, and, under certain circumstances, during an additional three month period thereafter. Any such reduction in our cash flows or impairment of our ability to exercise our rights that would otherwise be available could harm our results of operations, financial condition and business prospects.

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

In light of the recent challenges in the mortgage industry, numerous legislative and regulatory proposals have been offered or enacted at the federal, state, and local government levels to address perceived market failures, address abusive lending practices, and restrict loan products, terms and conditions. For example at the federal level, the federal banking agencies published Interagency Guidance on Nontraditional Product Risks on October 4, 2006 and a Statement on Subprime

Lending on June 29, 2007. At the state level, the Conference of State Bank Supervisors (“CSBS”) and the American Association of Residential Mortgage Regulators (“AARMR”) issued Guidance on Nontraditional Mortgage Product Risks on November 14, 2006 and, on July 17, 2007, the CSBS, AARMR and the National Association of Consumer Credit Administrators issued a Statement on Subprime Mortgage Lending, each of which guidance documents are intended to substantially mirror the federal guidance. More than three dozen states have adopted in some fashion the Guidance on Nontraditional Mortgage Product Risks and the CSBS has asserted that 26 states are prepared to adopt on an expedited basis the Statement on Subprime Mortgage Lending.

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

Risk Factors Related to the Merger

Our business may be adversely impacted by our merger with Lone Star.

We have spent significant time and money consummating our merger with Lone Star. There are uncertainties and other factors that may affect our business subsequent to the merger, including:

•	the outcome of any litigation and judicial actions that have been or may be instituted against us and others relating to the merger agreement, including legislative action, referenda and taxation;

•	potential difficulties for our employee retention as a result of the merger; and

•	the effect of the merger on our customer relationships, operating results and business generally.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal controls over financial reporting as of June 30, 2007, relating to the application of U.S. generally accepted accounting principles relating to the merger of Aames Investment Corporation as discussed in Part II, Item 9A. Controls and Procedures in Form 10-K for the year ended December 31, 2006.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

For a list of exhibits filed with this Quarterly Report on Form 10-Q, refer to the Exhibit Index beginning on page 90.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 19, 2007

ACCREDITED HOME LENDERS HOLDING CO.

BY:	/S/ JAMES A. KONRATH
James A. Konrath
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

BY:	/S/ STUART D. MARVIN
Stuart D. Marvin
Executive Vice President and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger, dated as of June 4, 2007, by and among LSF5 Accredited Investments, LLC, LSF5 Accredited Merger Co., Inc. and the Company.

2.2(2)	First Amendment to Agreement and Plan of Merger, dated as of June 15, 2007, by and among the Company, LSF5 Accredited Investments, LLC, and LSF5 Accredited Merger Co., Inc.

2.3(3)	Second Amendment to Agreement and Plan of Merger, dated as of September 18, 2007, by and among the Company, LSF5 Accredited Investments, LLC, and LSF5 Accredited Merger Co., Inc.

3.1(4)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(4)	Amended and Restated Bylaws of the Registrant.

10.1	Deferred Compensation Plan

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(1)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-32275) dated June 4, 2007.
(2)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 001-32275) dated June 15, 2007.
(3)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 001-32275) dated September 20, 2007.
(4)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 001-32275) dated October 12, 2007.