Form 10-K/A
period 2006-12-31
ACCREDITED HOME LENDERS HOLDING CO
filed 2007-11-07
CIK 1174735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

INCORPORATION BY REFERENCE

Financial statements required to be included in Item 8 contained in Part II of this Annual Report on Form 10-K/A are incorporated by reference therein from ITEM 8 of the Annual Report on Form 10-K for the year ended December 31, 2006 filed by Accredited Mortgage Loan REIT Trust filed with the Securities and Exchange Commission on August 1, 2007 (File No. 333-109964-02).

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Accredited Home Lenders Holding Co. for the fiscal year ended December 31, 2006 (the “Form 10-K”) filed on August 1, 2007. is being filed to update certain sections of the Form 10-K including Part I, Item 1. Business, Part I, Item 3. Legal Proceedings, Part II, Item 8. Financial Statements and Supplementary Data and Part IV, Item 15, Exhibits, Financial Statements Schedules and reports on Form 10-K.

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

Mortgage Loans Held for Sale and Mortgage Loans Held for Investment by Product Type. The following table sets forth information about our US mortgage loans by product at December 31:

Product Type	2006		2005
	Mortgage Loans Held for Sale	Mortgage Loans Held for Investment	Mortgage Loans Held for Sale	Mortgage Loans Held for Investment
ARM
2/28	9.2%	34.2%	28.4%	45.8%
3/27	23.0	9.3	2.2	12.0
5/25	4.8	1.2	1.1	0.4
Forty-year (2/38 and 3/37)	29.6	15.3	34.2	7.0
Other	0.2	0.0	0.3	0.1

Subtotal	66.8	60.0	66.2	65.3

FRM
Fifteen-year	0.8	1.9	0.5	2.0
Thirty-year	21.1	32.8	14.3	30.4
Balloons	11.3	5.4	19.0	2.3
Other	0.0	0.0	0.0	0.0

Subtotal	33.2	40.0	33.8	34.7

Total	100.0%	100.0%	100.0%	100.0%

Product Type by Payment Feature	2006		2005
	Mortgage Loans Held for Sale	Mortgage Loans Held for Investment	Mortgage Loans Held for Sale	Mortgage Loans Held for Investment
Standard
Adjustable	37.1%	44.6%	58.2%	52.5%
Fixed	21.9	34.7	32.9	33.2

Subtotal	59.0	79.3	91.1	85.7

Interest-Only
Adjustable	29.6	15.3	7.9	12.8
Fixed	11.4	5.4	1.0	1.5

Subtotal	41.0	20.7	8.9	14.3

Total	100.0%	100.0%	100.0%	100.0%

Mortgage Loans Held for Sale and Mortgage Loans Held for Investment by Borrower’s Credit Score. The following table sets forth information about our US mortgage loan production based upon borrowers’ credit scores obtained from one or more of the three principal credit bureaus at December 31:

Credit Score	2006		2005
	Mortgage Loans Held for Sale	Mortgage Loans Held for Investment	Mortgage Loans Held for Sale	Mortgage Loans Held for Investment
Greater than 800	0.2%	0.2%	0.2%	0.2%
751 to 800	3.0	3.8	4.3	3.7
701 to 750	8.4	9.6	11.9	9.1
651 to 700	24.1	25.8	28.5	25.5
601 to 650	28.6	31.9	30.4	33.4
551 to 600	22.5	20.4	14.7	20.2
501 to 550	12.2	8.0	9.6	7.5
451 to 500	0.8	0.1	0.3	0.1
Less than 451	0.2	0.2	0.1	0.3

Total	100.0%	100.0%	100.0%	100.0%

Mortgage Loans Held for Sale and Mortgage Loans Held for Investment by Lien Position. The following table sets forth information about our US mortgage loan production based upon lien position at December 31:

Lien Position	2006		2005
	Mortgage Loans Held for Sale	Mortgage Loans Held for Investment	Mortgage Loans Held for Sale	Mortgage Loans Held for Investment
Firsts	92.9%	99.0%	85.8%	99.8%
Seconds	7.1	1.0	14.2	0.2

Total	100.0%	100.0%	100.0%	100.0%

Mortgage Loans Held for Sale and Mortgage Loans Held for Investment by Collateral Type. The following table sets forth information about our US mortgage loan production based upon collateral type at December 31:

Type of Collateral	2006		2005
	Mortgage Loans Held for Sale	Mortgage Loans Held for Investment	Mortgage Loans Held for Sale	Mortgage Loans Held for Investment
Single-Family Residence-Detached	74.0%	74.6%	68.3%	75.1%
Multi-Unit/2 to 4	7.6	5.2	11.6	4.2
PUD	11.7	12.1	12.3	13.2
Condo	5.6	6.3	7.1	6.6
Other	1.1	1.8	0.7	0.9

Total	100.0%	100.0%	100.0%	100.0%

Mortgage Loan Production by Product Type. The following table sets forth information about our US mortgage loan production based upon product type at the years ended December 31:

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

In June 2007, we were served with two class action complaints, Korsinski v. Accredited Home Lenders Holding Co., et al., and Wan v. Accredited Home Lenders Holding Co., et al., brought in the Superior Court of the State of California, County of San Diego. The complaints allege breaches of fiduciary duty by us and members of our Board of Directors in connection with our entry into an Agreement and Plan of Merger with affiliates of Lone Star Fund V (U.S.) L.P. Plaintiffs seek injunctive relief, and recovery of attorneys’ fees and costs of suit. The Korsinski matter has been voluntarily dismissed by the plaintiff without prejudice. In the Wan matter, the plaintiff has filed a motion for preliminary injunction which is scheduled to be heard on August 24, 2007. A motion for class certification has not been filed. We intend to vigorously defend this matter. The ultimate outcome of this matter is not presently determinable, and while the Company does not believe it will suffer any material loss in this lawsuit, if the plaintiff is successful in obtaining injunctive relief, it could have a material adverse effect on the Company’s financial position and results of operations.

In March 2007, we were served with a class action complaint, Atlas v. Accredited Home Lenders Holding Co., et al., brought in the United States District Court for the Southern District of California. The complaint alleges violations of federal securities laws by us and certain members of senior management. We are aware that five similar securities class actions, Joory v. Accredited Home Lenders Holding Co., et al., Pourshafie v. Accredited Home Lenders Holding Co., et al., Theda v. Accredited Home Lenders Holding Co., et al., City of Brockton Retirement System v. Accredited Home Lenders Holding Co., and Kornfeld v. James A. Konrath, et al., have been filed in the same court. Pursuant to the Private Securities Litigation Reform Act, these cases have been consolidated and a lead plaintiff has been selected. The consolidated, amended complaint is due 21 days after our 2006 audited financial statements are released, and our response to this complaint is due forty-five days after the complaint is filed. We intend to vigorously defend these matters. The ultimate outcome of these matters and the amount of liability, if any, which may result, is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company’s possible loss, if any, in the consolidated lawsuit. However, the

Company believes that any loss in this matter will be substantially or completely covered by insurance and that thus matter will not have a material adverse effect on the Company’s financial position or results of operations.

In March 2007, we were served with a class action complaint, Edwards v. Accredited Home Lenders, Inc., et al., brought in the United States District Court for the Southern District of Alabama. The complaint alleges violations of the federal Truth in Lending Act for allegedly failing to disclose title insurance charges and recording fees as part of finance charges. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class, and we intend to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extend of the Company’s possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

In February 2007, we acknowledged service of a class action complaint, Sierra v. Aames Home Loan, brought in the Superior Court for Los Angeles County, California. As a result of our merger with Aames Investment Corporation (“AIC”) and certain of its subsidiaries, we succeeded to the litigation interests of AIC and its subsidiaries, including the interest under this matter of Aames Home Loan (a trade name of Aames Funding Corporation (“AFC”), a subsidiary of AIC) in this lawsuit. The named plaintiff is a former commissioned loan officer of AFC, and the complaint alleges that AFC violated state law by requiring the plaintiff to work overtime without compensation. The plaintiff seeks to recover, on behalf of himself and other similarly situated employees, the allegedly unpaid overtime, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and we intend to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extend of the Company’s possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

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

In March 2006, we were served with a class action complaint, Cabrejas v. Accredited Home Lenders, Inc., brought in the Circuit Court for Prince George’s County, Maryland. The complaint alleges that our origination of second lien loans in Maryland violated the Maryland Secondary Mortgage Loan Law (the “SMLL”) and Consumer Protection Act in that fees charged on such loans exceeded 10% of the respective loan amounts. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, disgorgement of fees, pre-judgment interest, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On April 13, 2006, we removed the action to the United States District Court, District of Maryland. On May 15, 2006, we filed a motion to dismiss plaintiffs’ second cause of action alleging a violation of the Maryland Consumer Protection Act on the basis that full disclosure of the fees cannot be an unfair or deceptive trade practice, which motion was granted on December 4, 2006. On January 3, 2007, plaintiffs filed a Second Amended Complaint, alleging that our origination in Maryland of second lien loans with balloon payments was also a violation of the SMLL. On July 5, 2007, the court granted our motion to dismiss this new claim on the basis that the SMLL’s prohibition of balloon payments was and is preempted by the federal Alternative Mortgage Transactions Parity Act. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff’s remaining individual claims or the remaining claims of the putative class, and we intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extend of the Company’s possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

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

In January 2004, we were served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The named plaintiff is a former commissioned loan officer of Accredited, and the complaint alleges that we violated California and federal law by misclassifying the plaintiff and other non-exempt employees as exempt employees, failing to pay the plaintiff on an hourly basis and for overtime worked, and failing to properly and accurately record and maintain payroll information. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. We were served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action in May 2007. The parties have agreed to, and the court has approved, a settlement with respect to the named plaintiffs and with respect to a class of current and former Accredited employees which the court has certified for settlement purposes. The amount payable by us under the settlement is approximately $1.8 million, which was included in accrued expenses.

In December 2002, we were served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which we do business and the common law of unjust enrichment. The complaint alleges that we have a practice of misrepresenting and inflating the amount of fees we pay to third parties in connection with the residential mortgage loans that we fund. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid us to pay, or reimburse our payments of, third-party fees in connection with residential mortgage loans, and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to us for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid to us and the amount we paid to the third party and (2) a nationwide class of claimants with respect to an unjust enrichment cause of action included in the original complaint who, since November 19, 1997 paid money to us for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid us and the amount we paid the third party. There has not yet been a ruling on the merits of either the plaintiffs’ individual claims or the claims of the class, and we intend to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, that may result, is not presently determinable, and legal counsel cannot express an opinion as to the extend of the Company’s possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

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

Market Risk

Market risks generally represent the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Our market risk relates primarily to interest rate fluctuations. We may be directly affected by the level of and fluctuations in interest rates, which affect the spread between the rate of interest received on our mortgage loans and the related financing rate. As the company has disclosed in prior SEC filings, our profitability could be adversely affected during any period of unexpected or rapid changes in interest rates, by impacting the value of mortgage loans held for sale, mortgage loans held for investment. As the company has disclosed in prior SEC filings, a significant change in interest rates could also change the level of mortgage loan prepayments, thereby adversely affecting our long-term net interest income and servicing income.

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

With a view toward additional disclosure, information and sensitivity analyses have been added regarding prepayments, losses, and discount rates. Comparative information pertaining to 2005 has been conformed to the current presentation.

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

Fair Value Hedges

We designate certain derivative financial instruments as hedge instruments under SFAS No. 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure that there is adequate correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair market value of mortgage loans held for sale or securitization, we use derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and mortgage loans are recognized in the consolidated statement of operations in the period in which the changes occur. Any change in the fair value of mortgage loans held for sale recognized as a result of hedge accounting is reversed into gain on sale at the time the mortgage loans are sold. The net amount recorded in the consolidated statement of operations is referred to as hedge ineffectiveness.

Cash Flow Hedges

During the third quarter of 2004, we implemented the use of cash flow hedging on our securitization debt under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our securitization debt attributable to interest rate risk. In addition, during the third quarter 2005, we implemented the use of cash flow hedging on our variable rate debt in Canada under SFAS No. 133. Pursuant to SFAS No. 133, hedge instruments have been designated as hedging the exposure to variability of cash flows from our variable rate debt in Canada attributable to interest rates. Cash flow hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported as a component of other comprehensive income in stockholders’ equity, and recorded into earnings in the period during which the hedged transaction affects earnings pursuant to SFAS No. 133. The ineffective portion on the derivative instrument is reported in current earnings as a component of interest expense.

For derivative financial instruments not designated as hedge instruments, unrealized changes in fair value are recognized in the period in which the changes occur and realized gains and losses are recognized in the period when such instruments are settled.

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our estimations of the fair value of our mortgage loans held for sale, mortgage loans held for investment and the related derivatives. Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities. All derivative financial instruments and interest rate sensitive financial assets and liabilities have been included within the sensitivity analysis presented. We model the change in value of our derivative financial instruments using outside valuation models generally recognized within the industry. The values of our assets and liabilities are calculated using internally developed discounted cashflow models that consider projections of prepayments and losses and typically use a market-based forward interest rate curve. Projected changes in the value of our mortgage loans as stated below are determined based on the change in net present value arising from the selected hypothetical changes in market interest rates. We are exposed to interest rate risk from the time the mortgage loans are funded to the time the mortgage loans are settled because the interest paid on the various warehouse facilities is based on the spot One-Month LIBOR rate. The interest rate risk associated with the interest expense paid on the various warehouse facilities has been included based on the average holding period from the time of funding to settlement. Changes in the fair value of our derivative positions with optionality have been included based on an immediate and equal change in market interest rates.

The simulation analysis below reflects our efforts to balance the repricing characteristics of our interest-bearing assets and liabilities, and is representative only of changes in interest rates, independent of changes in other related items such as prepayments and defaults. Although changes in interest rates do tend to cause changes in prepayments and losses, their relationship is not perfectly correlated as there are many other factors besides interest rates that influence prepayments and losses. Thus, in our analysis we have isolated the interest rate sensitivity analysis to show only the impact of interest rates on the portfolio values. The base or current interest rate curve is adjusted by the levels shown below:

	Basis Point Increase (Decrease) in Interest Rates (1)
	+100 bp	+50 bp	-50 bp	-100 bp
	(In thousands)
As of December 31, 2006
Change in market values of:
Assets—non trading (2)	$(103,894)	$(52,275)	$52,949	$106,589
Assets—trading (3)	(62,450)	(31,522)	32,135	64,904
Liabilities (4)	(3,204)	(1,602)	1,602	3,204
Interest rate agreements (5)	142,249	70,970	(69,591)	(138,521)

Cumulative change in market value	$(27,299)	$(14,429)	$17,095	$36,176

As of December 31, 2005
Change in market values of:
Assets—non trading (2)	$(80,592)	$(40,516)	$41,005	$82,559
Assets—trading (3)	(65,735)	(33,157)	33,755	68,128
Liabilities (4)	(3,396)	(1,698)	1,698	3,396
Interest rate agreements (5)	137,655	68,503	(67,601)	(133,810)

Cumulative change in market value	$(12,068)	$(6,868)	$8,857	$20,273

(1)	Change in market value of assets or interest rate agreements in a parallel shift in the yield curve, up and down 0.5% and 1.0%.
(2)	Includes mortgage loans held for investment.
(3)	Includes mortgage loans held for sale
(4)	Includes the interest related to credit facilities-loans held for sale during the period between origination and settlement.
(5)	Includes Eurodollar futures, options on Eurodollar futures, interest rate swaps and interest rate caps.

Because the impact of +50 vs. +100 basis points and -50 vs. -100 basis points is nearly linear in nature, the interest rate simulation sensitivity analysis may be extrapolated to form conclusions about larger interest rate movements. The categories shown in the table above have been reclassified to non-trading vs. trading assets to clarify the information presented. The 2005 information has been reclassified to conform to the current presentation.

Prepayment Rate Simulation Sensitivity Analysis

Generally speaking, when market interest rates decline, borrowers are more likely to refinance their mortgages. The higher the interest rate a borrower currently has on his or her mortgage the more incentive he or she has to refinance the mortgage when rates decline. In addition, the incentive to refinance increases when credit ratings improve. When home values rise, loan-to-value ratios drop, making it more likely that a borrower will do a “cash-out” refinance. Each of these factors increases the chance for higher prepayment speeds.

Notwithstanding the relationship between market interest rates, credit ratings, home values and prepayment rates described above, the sensitivity analysis shown below considers only changes in prepayment rates, holding all other assumptions constant, including interest rates. The sensitivity analysis shows the change in the present value of the cashflows associated with our securitized mortgage loans, relative to the given changes in prepayment rates. The prepayment rate assumptions are based upon historical experience and various other factors management considers to be reasonable, including current market conditions.

	As of December 31,
	2006	2005
	(Dollars in thousands)
Decrease in PV of cashflows with 10% increase of CPR	$(5,718)	$(10,504)
Decrease in PV of cashflows with 20% increase of CPR	$(9,817)	$(12,691)

Loss Rate Simulation Sensitivity Analysis

Generally speaking, when market interest rates increase, borrowers are more likely to default on their adjustable rate mortgages, resulting in higher credit losses. The higher the market interest rate, the higher the borrower’s rate will be upon the adjustable rate reset date. To some extent this is mitigated by periodic interest rate caps that limit the amount of increase at any reset date and lifetime interest rate caps that limit the absolute rate to a certain level. In addition, when home values stay flat or decline, loan-to-value ratios stay flat or increase, making it less likely that a borrower will find an opportunity to refinance if they find it difficult to cope with higher payments at the reset date. Flat or increasing loan-to-value ratios also increase the severity experienced upon the event of default. Each of these factors increases the chance for higher losses.

Notwithstanding the relationship between market interest rates, home values and loss rates described above, the sensitivity analysis shown below considers only changes in loss rates, holding all other assumptions constant, including interest rates. The sensitivity analysis shows the change in the present value of the cashflows associated with our securitized mortgage loans, relative to the given changes in loss rates. The loss rate assumptions are based upon historical experience and various other factors management considers to be reasonable, including current market conditions.

	As of December 31,
	2006	2005
	(Dollars in thousands)
Decrease in PV of cashflows with 10% increase in loss rate	$(24,097)	$(24,523)
Decrease in PV of cashflows with 20% increase in loss rate	$(44,581)	$(42,102)

Discount Rate Simulation Sensitivity Analysis

Generally speaking, when market interest rates increase, the required rate of return on capital, or discount rate, increases. The higher the return on capital in alternative investments, the higher the requirement will be for return on capital deployed for corporate investments such as debt and equity capital used for securitization residual interests. Even if the cashflows from these residual interests do not change, the correspondingly higher discount rate will tend to lower the current economic value of these investments.

Notwithstanding the relationship between market interest rates and discount rates described above, the sensitivity analysis shown below considers only changes in the discount rate, holding all other assumptions constant, including interest rates. The sensitivity analysis shows the change in the present value of the cashflows associated with our securitized mortgage loans, relative to the given changes in the discount rate. The discount rate assumptions are based upon various factors management considers to be reasonable, including current market conditions and current market interest rates.

	As of December 31,
	2006	2005
	(Dollars in thousands)
Discount rate assumption (annual rate) (1)	15%	15%
Decrease in PV of cashflows with 10% increase to discount rate	$(7,466)	$(7,538)
Decrease in PV of cashflows with 20% increase to discount rate	$(14,238)	$(14,479)

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

Date: November 7, 2007

ACCREDITED HOME LENDERS HOLDING CO.

By:	/S/ JAMES A. KONRATH
James A. Konrath Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Konrath as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Amendment No. 1 to Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JAMES A. KONRATH James A. Konrath	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 7, 2007

/S/ JOSEPH J. LYDON Joseph J. Lydon	President, Chief Operating Officer and Director	November 7, 2007

/S/ STUART D. MARVIN Stuart D. Marvin	Executive Vice President and Secretary (Principal Financial and Accounting Officer)	November 7, 2007

/S/ LEN W. ALLEN, JR. Len W. Allen, Jr.	Director	November 7, 2007

/S/ CATHARON J. MILLER Catharon J. Miller	Director	November 7, 2007

/S/ LEIGH REA Leigh Rea	Director	November 7, 2007

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger, dated January 30, 2003, among Accredited Home Lenders, Inc., Accredited Home Lenders Holding Co. and AHL

2.2(2)	Agreement and Plan of Merger, dated as of May 24, 2006, among Aames Investment Corp., Accredited Home Lenders Holding Co. and AHL Acquisition, LLC.

2.3(27)	Agreement and Plan of Merger, dated as of June 4, 2007, by and among LSF5 Accredited Investments, LLC, LSF5 Accredited Merger Co., Inc. and the Company.

2.4(28)	First Amendment to Agreement and Plan of Merger, dated as of June 15, 2007, by and among the Company, LSF5 Accredited Investments, LLC, and LSF5 Accredited Merger Co., Inc.

3.1	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Bylaws of the Registrant.

3.3(41)	Certificate of Incorporation of Accredited Acceptance Corp.

3.4(41)	By-Laws of Accredited Acceptance Corp.

4.1(3)	Specimen Common Stock Certificate.

4.2(4)	Second Amended and Restated Investors’ Rights Agreement.

4.3(5)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated August 11, 2004, relating to preferred shares of Accredited Mortgage Loan REIT Trust.

4.4(6)	Articles Supplementary to Declaration of Trust of Accredited Mortgage Loan REIT Trust dated October 4, 2004, relating to preferred shares of Accredited Mortgage Loan REIT Trust.

4.5(21)	Declaration of Trust of Accredited Mortgage Loan REIT Trust.

4.6(5)	Specimen certificate for Accredited Mortgage Loan REIT Trust’s preferred shares of beneficial interest.

4.7(5)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of August 12, 2004 relating to preferred shares of Accredited Mortgage Loan REIT Trust.

4.8(6)	Guarantee Agreement of Accredited Home Lenders Holding Co., dated as of October 6, 2004 relating to preferred shares of Accredited Mortgage Loan REIT Trust.

4.9(22)	Base Indenture by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated May 10, 2005

4.10(22)	Series 2005-A Supplement to Base Indenture by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated May 10, 2005

4.11(22)	Mortgage Loan Purchase and Servicing Agreement by and among Carmel Mountain Funding Trust, Accredited Home Lenders, Inc., and Accredited Home Lenders Holding Co., dated May 10, 2005

4.12(22)	ISDA Master Agreement by and between Calyon New York Branch and Carmel Mountain Funding Trust, dated May 10, 2005

4.13(22)	Schedule to the Master Agreement by and between Calyon New York Branch and Carmel Mountain Funding Trust, dated May 10, 2005

4.14(22)	Confirmation of Swap Transaction by and between Carmel Mountain Funding Trust and Calyon New York Branch, dated May 10, 2005

4.15(22)	Security Agreement by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated May 10, 2005

4.16(22)	Schedule to the Master Agreement by and between Lehman Brothers Special Financing Inc. and Accredited Home Lenders, Inc., dated May 10, 2005

4.17(22)	ISDA Credit Support Annex to the Schedule to the Master Agreement by and between Lehman Brothers Special Financing Inc. and Accredited Home Lenders, Inc., dated May 10, 2005.

4.18(22)	Guarantee of Lehman Brothers Holdings Inc., dated May 10, 2005.

4.19(22)	ISDA Credit Support Annex to the Schedule to the Master Agreement between Calyon New York Branch and Accredited Home Lenders, Inc., dated May 10, 2005.

4.20(22)	Schedule to the Master Agreement between Calyon New York Branch and Accredited Home Lenders, Inc., dated May 10, 2005.

4.21(22)	Collateral Agency and Intercreditor Agreement, dated May 10, 2005.

4.22(7)	Indenture, dated as of August 1, 2004, between Accredited Mortgage Loan Trust 2004-3, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as indenture trustee.

4.23(7)	Amended and Restated Trust Agreement, dated as of August 26, 2004, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.24(7)	Sale and Servicing Agreement, dated as of August 1, 2004, among Accredited Home Lenders, Inc., as Sponsor and as Master Servicer, Accredited Mortgage Loan Trust 2004-3, as Issuer, Countrywide Home Loans Servicing LP, as Backup Servicer and the Indenture Trustee.

4.25(8)	Indenture, dated as of November 1, 2004, between Accredited Mortgage Loan Trust 2004-4, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as indenture trustee.

4.26(8)	Amended and Restated Trust Agreement, dated as of November 22, 2004, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.27(8)	Sale and Servicing Agreement, dated as of November 1, 2004, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2004-4, as Issuer and the Indenture Trustee.

4.28(9)	Indenture, dated as of February 1, 2005, between Accredited Mortgage Loan Trust 2005-1, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as indenture trustee.

4.29(9)	Amended and Restated Trust Agreement, dated as of February 24, 2005, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.30(9)	Sale and Servicing Agreement, dated as of February 1, 2005, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2005-1, as Issuer and the Indenture Trustee.

4.31(9)	Master Agreement, dated February 24, 2005 between Accredited Mortgage Loan Trust 2005-1 and Swiss Re Financial Products Corporation.

4.32(10)	Indenture, dated as of May 1, 2005, between Accredited Mortgage Loan Trust 2005-2, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as indenture trustee.

4.33(10)	Amended and Restated Trust Agreement, dated as of May 26, 2005, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.34(10)	Sale and Servicing Agreement, dated as of May 1, 2005, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2005-2, as Issuer and the Indenture Trustee.

4.36(11)	Indenture, dated as of August 1, 2005, between Accredited Mortgage Loan Trust 2005-3, a Delaware statutory trust acting through its owner trustee and LaSalle Bank National Association, as Indenture Trustee.

4.37(11)	Amended and Restated Trust Agreement, dated as of August 25, 2005, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.38(11)	Sale and Servicing Agreement, dated as of August 1, 2005, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2005-3, as Issuer and the Indenture Trustee.

4.39(11)	Master Agreement, dated August 25, 2005 between Accredited Mortgage Loan Trust 2005-3 and Swiss Re Financial Products Corporation.

4.40(12)	Indenture, dated as of November 1, 2005, between Accredited Mortgage Loan Trust 2005-4, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

4.41(12)	Amended and Restated Trust Agreement, dated as of November 23, 2005, among the Sponsor, the Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.42(12)	Sale and Servicing Agreement, dated as of November 1, 2005, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan Trust 2005-4, as Issuer and the Indenture Trustee.

4.43(12)	Master Agreement, dated November 23, 2005 between Accredited Mortgage Loan Trust 2005-4 and Barclays Bank PLC.

4.44(25)	Amendment No. 1 to the Base Indenture by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated August 23, 2006.

4.45(25)	Series 2006-A Supplement to Base Indenture by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated August 23, 2006.

4.46(25)	Amendment No. 1 to the Mortgage Loan Purchase and Servicing Agreement by and among Carmel Mountain Funding Trust, Accredited Home Lenders, Inc., and Accredited Home Lenders Holding Co., dated August 23, 2006.

4.47(25)	Amended and Restated Security Agreement by and between Carmel Mountain Funding Trust and Deutsche Bank Trust Company Americas, dated August 23, 2006.

4.48(25)	Amended and Restated Schedule to the Master Agreement by and between Calyon New York Branch and Carmel Mountain Funding Trust, dated August 23, 2006.

4.49(25)	Amended and Restated Confirmation of Swap Transaction by and between Carmel Mountain Funding Trust and Calyon New York Branch, dated August 23, 2006.

4.50(25)	Amended and Restated Schedule to the Master Agreement by and between Lehman Brothers Special Financing Inc. and Accredited Home Lenders, Inc., dated August 23, 2006 and Guarantee of Lehman Brothers Holdings, Inc., dated August 23, 2006.

4.51(25)	Amended and Restated ISDA Credit Support Annex to the Schedule to the Master Agreement by and between Lehman Brothers Special Financing Inc. and Accredited Home Lenders, Inc., dated August 23, 2006.

4.52(25)	Amended and Restated Confirmation of Swap Transaction by and between Lehman Brothers Special Financing Inc. and Accredited Home Lenders, Inc., dated August 23, 2006.

4.53(25)	Amended and Restated Confirmation of Swap Transaction by and between Calyon New York Branch and Accredited Home Lenders, Inc., dated August 23, 2006.

4.54(25)	Amended and Restated ISDA Credit Support Annex to the Schedule to the Master Agreement between Calyon New York Branch and Accredited Home Lenders, Inc., dated August 23, 2006.

4.55(25)	Amended and Restated Schedule to the Master Agreement between Calyon New York Branch and Accredited Home Lenders, Inc., dated August 23, 2006.

4.56(25)	ISDA Master Agreement and Schedule between Bank of America, N.A. and Carmel Mountain Funding Trust, dated August 23, 2006.

4.57(25)	Confirmation of Swap Transaction by and between Bank of America, N.A. and Carmel Mountain Funding Trust, dated August 23, 2006.

4.58(25)	ISDA Master Agreement and Schedule between HSBC Bank USA and Carmel Mountain Funding Trust, dated August 23, 2006.

4.59(25)	Confirmation of Swap Transaction by and between HSBC Bank USA and Carmel Mountain Funding Trust, dated August 23, 2006.

4.60(25)	ISDA Master Agreement and Schedule between Barclays Bank PLC and Carmel Mountain Funding Trust, dated August 23, 2006.

4.61(25)	Confirmation of Swap Transaction by and between Barclays Bank PLC and Carmel Mountain Funding Trust, dated August 23, 2006.

4.62(25)	ISDA Master Agreement and Schedule between Barclays Bank PLC and Accredited Home Lenders, Inc., dated August 23, 2006.

4.63(25)	ISDA Credit Support Annex to the Schedule to the Master Agreement between Barclays Bank PLC and Accredited Home Lenders, Inc., dated August 23, 2006.

4.64(25)	Confirmation of Swap Transaction by and between Barclays Bank PLC and Accredited Home Lenders, Inc., dated August 23, 2006.

4.65(25)	ISDA Master Agreement and Schedule between HSBC Bank USA and Accredited Home Lenders, Inc., dated August 23, 2006.

4.66(25)	ISDA Credit Support Annex to the Schedule to the Master Agreement between HSBC Bank USA and Accredited Home Lenders, Inc., dated August 23, 2006.

4.67(25)	Confirmation of Swap Transaction by and between HSBC Bank USA and Accredited Home Lenders, Inc., dated August 23, 2006.

4.68(25)	ISDA Master Agreement and Schedule between Bank of America, N.A. and Accredited Home Lenders, Inc., dated August 23, 2006.

4.69(25)	ISDA Credit Support Annex to the Schedule to the Master Agreement between Bank of America, N.A. and Accredited Home Lenders, Inc., dated August 23, 2006.

4.70(25)	Confirmation of Swap Transaction by and between Bank of America, N.A. and Accredited Home Lenders, Inc., dated August 23, 2006.

4.71(23)	Indenture, dated as of March 1, 2006, between Accredited Mortgage Loan Trust 2006-1, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

4.72(23)	Amended and Restated Trust Agreement, dated as of March 28, 2006, among the Sponsor, Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, and U.S. Bank Trust National Association, as Owner Trustee.

4.73(23)	Sale and Servicing Agreement, dated as of March 1, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, and Accredited Mortgage Loan Trust 2006-1, as Issuer and the Indenture Trustee.

4.74(23)	Master Agreement, dated March 28, 2006, between Accredited Mortgage Loan Trust 2006-1 and Swiss Re Financial Products Corporation.

4.75(24)	Indenture, dated as of June 1, 2006, between Accredited Mortgage Loan Trust 2006-2, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

4.76(24)	Amended and Restated Trust Agreement, dated as of June 29, 2006, among Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, and U.S. Bank Trust National Association, as Owner Trustee.

4.77(24)	Sale and Servicing Agreement, dated as of June 1, 2006, among Accredited Home Lenders, Inc., as Sponsor and as Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2006-2, as Issuing Entity and Deutsche Bank National Trust Company, as Indenture Trustee.

4.78(24)	Master Agreement, dated June 29, 2006, between Accredited Mortgage Loan Trust 2006-2 and Barclays Bank PLC.

4.79(39)	Indenture, dated as of January 1, 2007, between Accredited Mortgage Loan Trust 2007-1, a Delaware statutory trust acting through its owner trustee and Deutsche Bank National Trust Company, as Indenture Trustee.

4.80(29)	Amended and Restated Trust Agreement, dated as of January 30, 2007, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Depositor, and U.S. Bank Trust National Association, as Owner Trustee.

4.81(29)	Sale and Servicing Agreement, dated as of January 1, 2007, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, and Accredited Mortgage Loan Trust 2007-1, as Issuing Entity and Deutsche Bank National Trust Company, as the Indenture Trustee.

4.82(34)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Depositor and U.S. Bank Trust National Association, as Owner Trustee.

4.83(35)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Depositor and U.S. Bank Trust National Association, as Owner Trustee.

4.84(36)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Depositor and U.S. Bank Trust National Association, as Owner Trustee.

4.85(37)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Depositor and U.S. Bank Trust National Association, as Owner Trustee.

4.86(38)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of November 16, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.87(42)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.88(43)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Seller and U.S. Bank Trust National Association, as Owner Trustee.

4.89(44)	Amendment Number 1 to the Amended and Restated Trust Agreement, dated as of October 31, 2006, among Accredited Home Lenders, Inc., as Sponsor, Accredited Mortgage Loan REIT Trust, as Seller and U.S. Bank Trust National Association, as Owner Trustee.

10.1(13)	1998 Stock Option Plan of AHL and standard forms of agreement.*

10.2(4)	1995 Stock Option Plan of AHL and standard forms of agreement.**

10.3(4)	1995 Executive Stock Option Plan of AHL and standard forms of agreement.

10.4(14)	2002 Stock Option Plan of the Registrant.*

10.5(3)	2002 Employee Stock Purchase Plan of the Registrant.*

10.6(14)	Form of Indemnity Agreement to be entered into between the Registrant and each of its executive officers and directors.*

10.7(3)	Deferred Compensation Plan.*

10.8(3)	Deferred Compensation Plan Trust Agreement.*

10.9(15)	Stock Purchase Agreement and Registration Rights Agreement, attached as Exhibit A thereto, by and between the Registrant and FBR Asset Investment Corporation.

10.10(16)	Senior Management Incentive Plan of AHL, effective for 2004*

10.11(16)	Executive Management Incentive Plan of AHL, effective for 2004*

10.12(16)	Administration and Servicing Agreement, dated as of October 1, 2004, between Accredited Mortgage Loan REIT Trust and Accredited Home Lenders, Inc.

10.13(17)	Office Lease, dated June 9, 2005, by and between Accredited Home Lenders, Inc. and Kilroy Realty, L.P.

10.14(18)	Restricted Stock Agreement with Stuart D. Marvin, dated April 15, 2005.

10.15(18)	Restricted Stock Agreement with Stuart D. Marvin, dated April 15, 2005.

10.16(19)	Executive Employment Agreement between Accredited Home Lenders, Inc. and Stuart Marvin effective as of April 11, 2005.

10.17(20)	Accredited Home Lenders, Inc. Management Incentive Plan for the year 2005.*

10.18(26)	Loan Agreement, dated as of March 30, 2007, by and among Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, and Lenders party thereto, Accredited Home Lenders Holding Co., and Farallon Capital Management, L.L.C.

10.19(26)	Investor Rights Agreement, dated as of March 30, 2007, between Accredited Home Lenders Holding Co. and the Investors party thereto.

10.20(26)	Warrant to Purchase Common Stock of Accredited Home Lenders Holding Co., issued March 30, 2007.

10.21(30)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2006-2, as Issuing Entity and Deutsche Bank National Trust Company, as Indenture Trustee.

10.22(31)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2006-1, as Issuing Entity and Deutsche Bank National Trust Company, as Indenture Trustee.

10.23(32)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2005-4, as Issuer and Deutsche Bank National Trust Company, as Indenture Trustee.

10.24(33)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2005-3, as Issuer and LaSalle Bank National Association, as Indenture Trustee.

10.25(45)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2004-4, as Issuing Entity and Deutsche Bank National Trust Company, as Indenture Trustee.

10.26(46)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2005-1, as Issuing Entity and Deutsche Bank National Trust Company, as Indenture Trustee.

10.27(47)	Amendment Number 1 to the Sale and Servicing Agreement, dated as of October 26, 2006, among Accredited Home Lenders, Inc., as Sponsor and Servicer, Accredited Mortgage Loan REIT Trust, as Depositor, Accredited Mortgage Loan Trust 2005-2, as Issuing Entity and Deutsche Bank National Trust Company, as Indenture Trustee.

10.28(29)	Master Agreement, dated January 30, 2007 between Accredited Mortgage Loan Trust 2007-1 and Credit Suisse International.

10.29(40)	Loan Agreement, dated as of March 30, 2007, by and among Accredited Home Lenders, Inc., Accredited Mortgage Loan REIT Trust, the Lenders party thereto, Accredited Home Lenders Holding Co., and Farallon Capital Management, L.L.C.

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP with respect to Accredited Home Lenders Holding Co.

23.2	Consent of Grant Thornton LLP with respect to Accredited Home Lenders Holding Co.

23.3	Consent of Deloitte & Touche LLP with respect to Accredited Home Lenders Holding Co.

24.1	Power of Attorney (See page 148).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Represents management contract or compensatory plan or arrangement.

(1)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-135787) dated July 14, 2006.

(3)	Incorporated by Reference to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-91644) dated November 12, 2002.

(4)	Incorporated by Reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-91644) dated August 20, 2002.

(5)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-50179) dated August 9, 2004.

(6)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 001-32275) dated October 1, 2004.

(7)	Incorporated by Reference to Accredited Mortgage Loan Trust 2004-3’s Current Report on Form 8-K
(File No. 333-109964-04) dated August 26, 2004.

(8)	Incorporated by Reference to Accredited Mortgage Loan Trust 2004-4’s Current Report on Form 8-K
(File No. 333-109964-05) dated December 6, 2004.

(9)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-1’s Current Report on Form 8-K
(File No. 333-109964-06) dated March 8, 2005.

(10)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-2’s Current Report on Form 8-K
(File No. 333-109964-07) dated May 26, 2005.

(11)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-3’s Current Report on Form 8-K
(File No. 333-124435-02) dated September 9, 2005.
(12)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-4’s Current Report on Form 8-K
(File No. 333-124435-03) dated November 23, 2005.

(13)	Incorporated by Reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-91644) dated November 26, 2002.

(14)	Incorporated by Reference to the Company’s Registration Statement on Form S-1 (File No. 333-91644) dated July 1, 2002.

(15)	Incorporated by Reference to the Company’s Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-91644) dated January 21, 2003.

(16)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(17)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-32275) dated June 14, 2005.

(18)	Incorporated by Reference to the Company’s Current Report on Form 8-K/A (File No. 001-32275) dated April 15, 2005.

(19)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-32275) for the quarter ended September 30, 2005.

(20)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-32275) dated January 28, 2005.

(21)	Filed with amendment number 2 to the Company’s Registration Statement on Form S-3 (File No. 333-117484-01) dated August 5, 2004.

(22)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(23)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-1’s Current Report on Form 8-K (File No. 333-07219-04) dated April 10, 2006.

(24)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-2’s Current Report on Form 8-K (File No. 333-129972-02) dated July 5, 2006.

(25)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-32275) for the quarter ended September 30, 2006.

(26)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-32275) dated March 30, 2007.

(27)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-32275) dated June 4, 2007.

(28)	Incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 001-32275) dated June 15, 2007.

(29)	Incorporated by Reference to Accredited Mortgage Loan Trust 2007-1’s Current Report on Form 8-K
(File No. 333-129972-03) dated January 30, 2007.

(30)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-2’s Current Report on Form 8-K (File No. 333-129972-02) dated October 26, 2006.

(31)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-1’s Current Report on Form 8-K (File No. 333-07219-04) dated October 26, 2006.

(32)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-4’s Current Report on Form 8-K (File No. 333-124435-03) dated October 26, 2006.

(33)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-3’s Current Report on Form 8-K (File No. 333-124435-02) dated October 26, 2006.

(34)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-2’s Current report on Form 8-K (File No. 333-129972-02) dated October 31, 2006.

(35)	Incorporated by Reference to Accredited Mortgage Loan Trust 2006-1’s Current Report on Form 8-K (File No. 333-07219-04) dated October 31, 2006.

(36)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-4’s Current Report on Form 8-K (File No. 333-124435-03) dated October 31, 2006.

(37)	Incorporated by Reference to Accredited Mortgage Loan Trust 2007-1’s Current Report on Form 8-K (File No. 333-124435-02) dated October 31, 2006.

(38)	Incorporated by Reference to Accredited Mortgage Loan Trust 2004-3’s Current Report on Form 8-K (File No. 333-109964-04) dated November 16, 2006.

(39)	Incorporated by Reference to Accredited Mortgage Loan Trust 2007-1’s Current Report on Form 8-K (File No. 333-129972-03) dated February 23, 2007.

(40)	Incorporated by Reference to Accredited Mortgage Loan REIT Trust’s Current Report on Form 8-K (File No. 001-32276) dated March 30, 2007.

(41)	Incorporated by Reference to Accredited Mortgage Loan REIT Trust’s Registration Statement on Form S-3 (File No. 333-14703-02) filed on July 19, 2007.

(42)	Incorporated by Reference to Accredited Mortgage Loan Trust 2004-4’s Current Report on Form 8-K (File No. 333-109964-05) dated October 31, 2006.

(43)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-1’s Current Report on Form 8-K (File No. 333-109964-06) dated October 31, 2006.

(44)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-2’s Current Report on Form 8-K (File No. 333-109964-07) dated October 31, 2006.

(45)	Incorporated by Reference to Accredited Mortgage Loan Trust 2004-4’s Current Report on Form 8-K (File No. 333-109964-05) dated October 26, 2006.

(46)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-1’s Current Report on Form 8-K (File No. 333-109964-06) dated October 26, 2006.

(47)	Incorporated by Reference to Accredited Mortgage Loan Trust 2005-2’s Current Report on Form 8-K (File No. 333-109964-07) dated October 26, 2006.

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

Accredited’s sales of mortgage loans are subject to standard mortgage industry representations and warranties, material violations of which may require Accredited to repurchase one or more mortgage loans. Additionally, certain mortgage loan sale contracts include provisions requiring Accredited to repurchase a mortgage loan if a borrower fails to make one or more of the first mortgage loan payments due on the mortgage loan. In addition, an investor may request that Accredited refund a portion of the premium paid on the sale of mortgage loans if a mortgage loan is prepaid in full within a certain amount of time from the date of sale. Although the premiums refunded within the referenced time period have historically been relatively small, if all borrowers chose to prepay their mortgage loans as of December 31, 2006, management estimates that the total amount Accredited would have been required to refund investors under the terms of its sales agreements would have been approximately $40 million. Accredited records a provision for estimated repurchases and premium recapture on mortgage loans sold, which is charged to gain on sale of mortgage loans. The actual amount accrued in the balance sheet for possible refunds of premiums at December 31, 2006 was $4.8 million, which was based on historical experience and various other factors, and is included in accrued expenses and other liabilities.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Matters

In July 2007 AHL was served with a complaint, National Community Reinvestment Coalition (“NCRC”) v. Accredited Home Lenders Holding Company [sic], et al., brought in the United States District Court for the District of Columbia. The complaint alleges that AHLHC, AHL and the REIT engaged in a practice of discriminating against African-Americans and Latinos by requiring minimum property values of $100,000 on row homes for certain loan programs and prohibiting the use of row homes as collateral for certain other loan programs, without business justification for those restrictions. Plaintiff seeks compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys’ fees and costs of suit. There has been no ruling on the merits of plaintiff’s claims. AHL and, if served, AHLHC and the REIT, intend to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but AHLHC, AHL, and the REIT do not believe it will suffer any material loss in this lawsuit or that it will have a material adverse effect on its financial position or results of operations.

In July 2007, AHL was named in a class action complaint, National Association for the Advancement of Colored People (NAACP) v. Ameriquest Mortgage Company, et al., brought in the United States District Court for the Central District of California. The NAACP filed the action on behalf of itself and its African-American members, alleging that AHL and 12 other lenders violated the Fair Housing Act, Equal Credit Opportunity Act, and Civil Rights Act by steering African-American applicants who would otherwise qualify for prime loans into non-prime loans and charging African-American borrowers higher interest rates and fees than similarly situated Caucasians. Plaintiff seeks, on behalf of itself and others similarly situated, declaratory and injunctive relief and recovery of attorneys’ fees and costs of suit. AHL has not been served with the complaint and is unaware of any motion to certify the class having been filed or of any ruling on the merits of either the plaintiff’s individual claims or those of the putative class. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but AHL does not believe it will suffer any material loss in this lawsuit or that it will have a material adverse effect on its financial position or results of operations.

In June 2007, AHLHC was served with two class action complaints, Korsinski v. Accredited Home Lenders Holding Co., et al. and Wan v. Accredited Home Lenders Holding Co., et al., brought in the Superior Court of the State of California, County of San Diego. The complaints allege breaches of fiduciary duty by AHLHC and members of its Board of Directors in connection with AHLHC’s entry into an Agreement and Plan of Merger with affiliates of Lone Star Fund V (U.S.) L.P. Plaintiffs seek injunctive relief, and recovery of attorneys’ fees and costs of suit. The Korsinski matter has been voluntarily dismissed by the plaintiff without prejudice. In the Wan matter, the plaintiff has filed a motion for preliminary injunction which is scheduled to be heard on August 24, 2007. A motion for class certification has not been filed. AHLHC intends to vigorously defend this matter. The ultimate outcome of this matter is not presently determinable, and while the Company does not believe it will suffer any material loss in this lawsuit, if the plaintiff is successful in obtaining injunctive relief, it could have a material adverse effect on the Company’s financial position and results of operations.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2007, AHL acknowledged service of a class action complaint, Sierra v. Aames Home Loan, brought in the Superior Court for Los Angeles County, California. As a result of the mergers between AHLHC and Aames Investment Corporation (“AIC”) and between certain of their respective subsidiaries, AHL has succeeded to the litigation interests of AIC and its subsidiaries, including the interest under this matter of Aames Home Loan (a trade name of Aames Funding Corporation (“AFC”)) in this lawsuit. The named plaintiff is a former commissioned loan officer of AFC, and the complaint alleges that AFC violated state law by requiring the plaintiff to work overtime without compensation. The plaintiff seeks to recover, on behalf of himself and other similarly situated employees, the allegedly unpaid overtime, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiffs’ individual claims or the claims of the putative class, and AHL intends to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company’s possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on the Company’s financial position or results of operations.

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

In March 2006, AHL was served with a class action complaint, Cabrejas v. Accredited Home Lenders, Inc., brought in the Circuit Court for Prince George’s County, Maryland. The complaint alleges that AHL’s origination of second lien loans in Maryland violated the Maryland Secondary Mortgage Loan Law (the “SMLL”) and Consumer Protection Act in that fees charged on such loans exceeded 10% of the respective loan amounts. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, disgorgement of fees, pre-judgment interest, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On April 13, 2006, AHL removed the action to the United States District Court, District of Maryland. On May 15, 2006, AHL filed a motion to dismiss plaintiffs’ second cause of action alleging a violation of the Maryland Consumer Protection Act on the basis that full disclosure of the fees cannot be an unfair or deceptive trade practice, which motion was granted on December 4, 2006. On January 3, 2007, plaintiffs filed a Second Amended Complaint, alleging that AHL’s origination in Maryland of second lien loans with balloon payments was also a violation of the SMLL. On July 5, 2007, the court granted AHL’s motion to dismiss this new claim on the basis that the SMLL’s prohibition of balloon payments was and is preempted by the federal Alternative Mortgage Transactions Parity Act. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff’s remaining individual claims or the remaining claims of the putative class, and AHL intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company’s possible loss, if any, in the lawsuit but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

In September 2005, AHL and AHLHC were served with a class action complaint, Phillips v. Accredited Home Lenders Holding Company, et al., brought in the United States District Court, Central District of California. The complaint alleges violations of the Fair Credit Reporting Act in connection with prescreened offers of credit made by AHL. The plaintiff seeks to recover, on behalf of the named plaintiff and similarly situated individuals, damages, pre-judgment interest, declaratory and injunctive relief, attorneys’ fees, and any other relief the court may grant. On January 4, 2006, the plaintiff re-filed the action in response to the court’s December 9, 2005, decision granting AHL’s and AHLHC’s motion to (1) dismiss with prejudice plaintiff’s claim that AHL’s offer of credit failed to include the clear and conspicuous disclosures required by FCRA, (2) strike plaintiff’s request for declaratory and injunctive relief, and (3) sever plaintiff’s claims as to AHL and AHLHC from those made against other defendants unaffiliated with AHL or AHLHC. Plaintiff’s remaining claim is that AHL’s offer of credit did not meet FCRA’s “firm offer” requirement. On May 15, 2007, the court granted plaintiff’s motion to certify two subclasses, the first consisting of 58,750 recipients of the initial mailer received by the named plaintiff, and a second consisting of 70,585 recipients of the second mailer received by the named plaintiff. On May 24, 2007, AHL and AHLHC filed a Petition for Leave to Appeal with the Ninth Circuit Court of Appeals, seeking an immediate appeal from the Order granting class certification and a stay of the action in the District Court pending the outcome of that appeal. A ruling on this appeal is not expected until the third quarter of 2007. In the meantime, there has been no ruling on the merits of either the plaintiff’s individual claims or the claims of the putative class, and AHL and AHLHC intend to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s possible loss, if any, in the lawsuit. If, however, the class certification stands and either or both subclasses were to prevail on the merits, the potential liability could have a material adverse effect on the Company’s financial position and results of operations.

In January 2004, AHL was served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The named plaintiff is a former commissioned loan officer of AHL, and the complaint alleges that AHL violated California and federal law by misclassifying the plaintiff and other non-exempt employees as exempt employees, failing to pay the plaintiff on an hourly basis and for overtime worked, and failing to properly and accurately record and maintain payroll information. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys’ fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. AHL has been served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action in May 2007. The parties have agreed to, and the court has approved, a settlement with respect to the named plaintiffs and with respect to a class of current and former AHL employees which the court has certified for settlement purposes. The amount payable by the Company under the settlement is approximately $1.8 million, which was included in accrued expenses.

In December 2002, AHL was served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which AHL does business and the common law of unjust enrichment. The complaint alleges that AHL has a practice of misrepresenting and inflating the amount of fees it pays to third parties in connection with the residential mortgage loans that it funds. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid AHL to pay, or reimburse AHL’s payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to AHL for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid to AHL and the amount AHL paid to the third party and (2) a nationwide class of claimants with respect to an unjust enrichment cause of action included in the original complaint who, since November 19, 1997 paid money to AHL for third- party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid AHL and the amount AHL paid the third party. There has not yet been a ruling on the merits of either the plaintiffs’ individual claims or the claims of the class, and AHL intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, that may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company’s possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position and results of operations.

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

ACCREDITED HOME LENDERS HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ACCREDITED MORTGAGE LOAN REIT TRUST

NOTES TO FINANCIAL STATEMENTS—(Continued)

14. COMMITMENTS AND CONTINGENCIES

In July 2007 AHL was served with a complaint, National Community Reinvestment Coalition (“NCRC”) v. Accredited Home Lenders Holding Company [sic], et al., brought in the United States District Court for the District of Columbia. The complaint alleges that AHLHC, AHL and the REIT engaged in a practice of discriminating against African-American and Latinos by requiring minimum property values of $100,000 on row homes for certain loan programs and prohibiting the use of row homes as collateral for certain other loan programs, without business justification for those restrictions. Plaintiff seeks compensatory and punitive damages, declaratory and injunctive relief, and recovery of attorneys’ fees and costs of suit. There has been no ruling on the merits of plaintiff’s claims. AHL and, if served, AHLHC and the REIT, intend to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but AHLHC, AHL, and the REIT do not believe it will suffer any material loss in this lawsuit or that it will have a material adverse effect on its financial position or results of operations.

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